Form 10-Q
period 2013-09-30
UMED HOLDINGS, INC.
filed 2013-12-23
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-55030
              ____________________________

UMED HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Texas	90-0893594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6628 Bryant Irvin Road,  Suite 250

Fort Worth, TX  76132
(Address of principal executive offices)

(817) 346-6900
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

☑ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of November 1, 2013, was 128,146,168.  The number of shares of issuer’s preferred stock, par value $0.0001 per share, outstanding as of November 1, 2013 was 20,000,000.  The registrant has no other classes of securities outstanding.

UMED HOLDINGS, INC.

UMED HOLDINGS, INC.
Consolidated Balance Sheet

	September 30,	December 31,
	2013	2012
	Unaudited
Assets
Current Assets
Cash	$45,938	$195,443
Accounts receivable	2,838	0
Prepaid expenses	56,576	76,198
Total Current Assets	105,352	271,641

Fixed assets
Land	150,000	150,000
Buildings	871,842	871,842
Property & equipment	1,084,980	988,051
	2,106,822	2,009,893
Less depreciation	163,584	75,139
	1,943,238	1,934,754
Other Assets
Mine properties	100,000	100,000
Investments	90,000	106,000
Total Other Assets	190,000	206,000

Total Assets	$2,238,590	$2,412,395

Liabilities & Stockholders' (Deficit)
Current Liabilities
Accounts payable	$104,071	$1,391
Advances from stockholders	165,637	76,547
Accrued management fees	2,359,655	1,631,655
Accrued expenses	466,363	213,048
Current portion of long term debt	427,000	201,000
Total Current Liabilities	3,522,726	2,123,641

Long Term Debt	1,305,587	1,090,831
Less current portion	427,000	201,000
	878,587	889,831
Total Liabilities	4,401,313	3,013,472

Stockholders’ Equity
Preferred stock, 20,000,000 shares authorized, par value $0.0001,
15,798,894 and 15,738,894 issued and outstanding at
September 30,2013 and December 31, 2012, respectively	1,580	1,574
Common stock 300,000,000 shares authorized, par value $0.0001,
128,146,168 and 125,269,141 issued and outstanding at
September 30, 2013 and December 31, 2012, respectively	12,808	12,526
Additional paid-in capital	2,758,464	2,454,721
Accumulated deficit	(4,935,575)	(3,069,898)
Total Stockholders' Equity	(2,162,723)	(601,077)
Total Liabilities & Stockholders' Equity	$2,238,590	$2,412,395

The accompanying notes are an integral part of these financial statements

UMED HOLDINGS, INC.
Consolidated Statements of Operations – Unaudited
For the three and nine months ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$966	$58,308	$9,789	$58,308
Cost of sales	40,522	9,276	177,782	9,276
Gross Profit	(39,556)	49,032	(167,993)	49,032

Expenses
General and administrative	553,573	928,507	1,626,249	1,465,618

Operating loss	(593,129)	(879,475)	(1,794,242)	(1,416,586)

Other income (expenses)
Interest expense	(23,791)	(27,265)	(71,435)	(27,265)
Forgiveness of debt	0	645,427	0	645,427
Total other income (expense)	(23,791)	618,162	(71,435)	618,162

Loss before provision for income taxes	(616,920)	(261,313)	(1,865,677)	(798,424)
Provision for income taxes	0	0	0	0
Net loss	$(616,920)	$(261,313)	$(1,865,677)	$(798,424)

Net loss per share;
Basic and diluted net income
(loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares
Outstanding;
Basic and diluted	126,863,094	117,386,392	126,863,094	117,386,392

See accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
For the nine months ended September 30, 2013 and 2012

	2013	2012
Cash Flows from Operating Activities
Net (Loss)	$(1,865,677)	$(798,434)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	88,445	2,500
Stock issued for services	111,531	90,416
Changes in operating assets and liabilities:
Accounts receivables	(2,838)	(1,293)
Prepaid expenses	19,622	(83,346)
Accounts payable	105,935	1,960
Accrued management fees	728,000	540,000
Accrued expenses	250,060	188,932

Net Cash Provided by (Used in) Operating Activities	(564,922)	(59,265)

Cash Flows (Used in) Investing Activities
Purchase of property and equipment	(43,429)	0
Investment in Mamaki of Hawaii, Inc.	0	(384,690)
Investment in Logistix Technology Systems, Inc.	0	(6,000)
Net Cash Provided (Used)in Investing Activities	(43,429)	(390,690)

Cash Flows from (Used in) Financing Activities
Advances from shareholders converted to common stock	105,910	444,072
Increase in notes payable	247,936	0
Proceeds from sale of common stock	105,000	25,000
Net Cash Provided by (Used in) Financing Activities	458,846	469,072

Net Increase (Decrease) in Cash	(149,505)	19,117
Cash Beginning of Period	195,443	2,333
Cash End of Period	$45,938	$21,450

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$0	$0
Common stock issued for Mamaki of Hawaii, Inc.	$0	$250,000
Common stock issued for Rig Support, Inc.	$37,500	$10,000

The accompanying notes are an integral part of these financial statements

UMED COMPANY HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

UMED Holdings, Inc. (“UMED” or the “Company”) was organized on March 13, 2002 under the laws of the State of Texas as Dynalyst Manufacturing Corporation.  On August 18, 2009, in connection with a merger with Universal Media Corporation, a privately held Nevada company, the Company changed its name to Universal Media Corporation (“Universal Media”).  The company changed its name to UMED Holdings, Inc. on March 23, 2011.

UMED’s mission is to operate as a holding company through the acquisition of businesses as wholly-owned subsidiaries that meet some key requirements: (1) solid management that will not have to be replaced in the near future (2) the ability to grow with steady growth to follow and (3) an emphasis on emerging core industry markets, such as energy, metals and agriculture.  It is the Company’s intention to add experienced personnel and select strategic partners to manage and operate the acquired business units.

In September 2010, UMED has acquired 1,440 acres of placer mining claims on Bureau of Land Management land in Mohave County, Arizona. See discussion in Note 3.

In October 2011, UMED has acquired a 49% interest in Jet Regulators, LP, an aircraft maintenance company located at Meacham Field in Fort Worth, Texas.  See discussion in Note 6.

In May 2012, the Company acquired 80% of Mamaki Tea & Extract of Hawaii, Inc. (nka Mamaki of Hawaii, Inc.) which owns and operates Wood Valley Plantation a 25 acre Mamaki Tea plantation located in the Kau district of the Big Island and lies at the foot of Mauna Loa, the Earth’s largest volcano.   On December 31, 2012, we acquired the remaining 20% for 500,000 shares of restricted common stock and $127,800 of cash. See discussion in Note 4.

In August 2012, the Company acquired 100% of Greenway Innovative Energy, Inc., which owns proprietary technology that is capable of converting natural gas to diesel/jet fuels.   See discussion in Note 4.

In August 2012, the Company acquired 50% of Rig Support Group, Inc., (nka Logistix Technology Systems, Inc.) which has developed proprietary software to track each piece of a drilling rig.  In February 2013, we acquired the remaining 50% for 500,000 shares of restricted common stock.  See discussion in Note 4.

The Company’s year-end is December 31.

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of UMED and its subsidiaries (refer below table) are prepared to conform to accounting principles generally accepted in the United States of America.  The interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.  All significant inter-company accounts and transactions were eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

Name of Entity	%	Entity	Incorporation	Relationship
UMED Holdings, Inc.	0	Corporation	Texas	Parent
Mamaki of Hawaii, Inc.	100%	Corporation	Nevada	Subsidiary
Universal Media Corporation	100%	Corporation	Wyoming	Subsidiary
Greenway Innovative Energy, Inc.	100%	Corporation	Nevada	Subsidiary
Logistix Technology Systems, Inc.	100%	Corporation	Texas	Subsidiary

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statement, the Company has incurred a deficit of $4,935,575 as of September 30, 2013. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms and timely manner, if at all.  The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

The accompanying consolidated financial statements do not include any adjustment to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the presentation of consolidated financial statements are as follows:

Property & Equipment

Property and equipment is recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows.

Buildings	20 years
Mamaki bushes	15 years
Equipment	5 to 7 years

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with ASC Topic 360, “Property, Plant and Equipment.”  An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate.  If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

The Company has determined the future realization of its investments in GTL in the near term has been impaired due to lack of technology.  The Company took an impairment reserve of $473,000 as discussed in Note 12 below against advances it had made towards the technology agreement and a $100,000 impairment reserve against its investment in GTL manufacturing and operating entities.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reported period.  Actual results could differ materially from the estimates.

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2013, cash consists of a checking account and money market account held by financial institutions.

Segment Information

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined that is has one operating segment Mamaki of Hawaii in addition to its corporate activities as of September 30, 2013 and December 31, 2012, respectively, and only the corporate activities as of December 31, 2011.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.  All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.  Through September 30, 2013, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.  Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims.  Mine properties are periodically assessed for impairment of value and any diminution in value. The Company had 1,440 acres of placer mining claims as of September 30, 2013, which were acquired in exchange for 5,066,000 shares of common stock valued at a nominal $100,000.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon conversion of the notes payable and exercise of warrants has been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

Derivative Instruments

The Company accounts for derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not engaged in any derivative transactions or hedging activities during the nine months ended September 30, 2013.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2013.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended September 30, 2013.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of September 30, 2013, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company has incurred $174,775 in research and development expenses from March 13, 2002 (date of inception) through September 30, 2013.

Accounting for Business Combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. No such changes have been recognized for the nine months ended September 30, 2013 and the year ended December 31, 2012.   The fair value of the contingent consideration is based on our estimations of future performance of the business and is determined based on level two observable inputs.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered.

Impact of New Accounting Standards

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

 Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – ACQUISITIONS

2013 Acquisitions

In August 2012, the Company acquired 50% of Rig Support Group, Inc., (nka Logistix Technology Systems, Inc.) which has implemented a unique and valuable technology and asset management Tool for the Oil and Gas Industry for 100,000 shares of restricted common stock.  In February 2013, we acquired the remaining 50% for 500,000 shares of restricted common stock.  This tool will not only provide independent rig owners and operating companies the ability to more accurately view and report on drilling operations, it will also allow for a more streamlined approach to processing purchase orders, receiving parts, saving dollars And ensuring increased efficiency by significantly decreasing rig down-time due to mechanical break-downs.    The purchase price of $47,500 was allocated to software assets.  As additional consideration to the Logistix Technology Systems officer and sole shareholder, we have agreed to issue shares of restricted common stock based on the following criteria and revenue levels:

                                 250,000 shares when Logistix Technology Systems reaches 20 rigs under contract
                                 1,000,000 shares when Logistix Technology Systems revenues reach $2,500,000 EBITDA
                                 1,500,000 shares when Logistix Technology Systems revenues reach $5,000,000 EBITDA
                                 2,000,000 shares when Logistix Technology Systems revenues reach $12,500,000 EBITDA
                                 3,000,000 shares when Logistix Technology Systems revenues reach $25,000,000 EBITDA

2012 Acquisitions

On May 2, 2012, we acquired 80% of Mamaki Tea & Extract of Hawaii, Inc. (nka Mamaki of Hawaii, Inc.) to expand our diversification of asset and operations.   Mamaki of Hawaii a 25 acres operating mamaki tea farm located on the Big Island of Hawaii.  We acquired Mamaki of Hawaii for 5,000,000 shares of the Company’s restricted common stock plus $150,000 of cash.  On December 31, 2012, we acquired the remaining 20% for 500,000 shares of restricted common stock and $127,800 of cash.   The purchase price of $778,430 was allocated to mamaki tree assets in the amount of $750,000 and equipment in the amount of $28,430.  As additional consideration to the Mamaki officers and shareholders, we have agreed to issue shares of restricted common stock at the following Mamaki revenue levels:

                                 500,000 shares when Mamaki revenues reach $400,000
                                 1,000,000 shares when Mamaki revenues reach $1,000,000
                                 1,500,000 shares when Mamaki revenues reach $5,000,000
                                 2,000,000 shares when Mamaki revenues reach $10,000,000
                                 3,000,000 shares when Mamaki revenues reach $25,000,000

On August 23, 2012, we acquired 100% of Greenway Innovative Energy, Inc. to acquire the intellectual property associated with Gas To Liquid, which converts natural gas to diesel and jet fuel.  We acquired Greenway for 6,000,000 shares of the Company’s restricted common stock recovered from 1st Resource Ventures #1 LLC as discussed in Note 12.  We have the right to repurchase 50% of the shares within the first 15 months from the date of the agreement, if Greenway does not have a portable Gas to Liquid (GTL) patient on file or Greenway does not have a provisional patent covering the catalytic reaction process.  We have agreed to issue an additional 7,500,000 shares of restricted common stock to Greenway officers when the first portable GTL unit is build and becomes operational.  Also, we have agreed to pay Greenway officers a 2% royalty on all gross production sales on each unit placed in production.

Mamaki Tea and Greenway were both created at the time of their acquisition by the Company and all of their operating data is included in the 2012 financials. Rig Support only had $6,000 of operating expenses in 2012.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulate depreciation at September 30, 2013 and December 31, 2012, respectively, are summarized as follows:

	Range of
	Lives in	September 30,	December 31,
	Years	2013	2012

Land		$150,000	$150,000
Buildings	20	871,842	871,842
Mamaki tea bushes	20	750,000	750,000
Equipment	5	334,980	238,051

		2,106,822	2,009,893

Less: Accumulated depreciation		(163,584)	(75,139)

		$1,943,238	$1,934,754

Depreciation expense		$88,445	$61,918

NOTE 6 – INVESTMENTS

Investments consisted of the following at September 30, 2013 and December 31, 2012;

	2013	2012

Jet Tech LLC In October 2011, the Company acquired a 49% interest in JetTech LLC (Exhibit 10.8) which is an aerospace maintenance operation located at Meacham Airport in Fort Worth, Texas for 600,000 shares of the Company’s restricted common stock. The shares were valued at $.15 per share.	90,000	90,000

Rig Support Services (nka Logistix Technology Systems, Inc.)

In February, 2012, the Company acquired a 50% interest in Logistix Technology Systems, Inc. (Exhibit 10.7)  for 600,000 shares of restricted common stock (100,000 shares issued at December 31, 2012), which has implemented a unique and valuable technology and asset management Tool for the Oil and Gas Industry.  This tool will not only provide independent rig owners and operating companies the ability to more accurately view and report on drilling operations, it will also allow for a more streamlined approach to processing purchase orders, receiving parts, saving dollars And ensuring increased efficiency by significantly decreasing rig down-time due to mechanical break-downs.  Logistix Technology Systems was acquired as a wholly owned subsidiary in February 2013 as reported in Note 4 above.
	-	16,000

TOTAL INVESTMENTS	$ 90,000	$ 106,000

NOTE 7 – TERM NOTES PAYABLE

Term notes payable consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Secured note payable dated August 17, 2012 (Southwest Capital
Funding, Ltd.), at 7.7% interest, payable on 15 year amortization schedule
with balance due August 16, 2017	$822,307	$838,358

Secured note payable dated August 17, 2012 (Bob Romer), at 9.0% interest, payable on 15 year amortization schedule with balance due on
August 16, 2015	147,500	149,375

Unsecured note payable dated August 17, 2012 (Bob Romer), monthly
installments of $1,500, including interest at 9.0%, through 2017	97,500	98,750

Secured note payable (John Deere), monthly installments of $4,632,
including interest at 4.9% through December 2016	13,280	4,348

Secured note payable (Individual), due January 16, 2014 including
interest at 15.0%	25,000	-

Secured note payable (Individual), due September 12, 2014, including
interest at 10.0%	25,000	-

Secured note payable (Individual), due March 25, 2014, including
interest at 10.0%	20,000	-

Secured note payable (Individual), due March 285, 2014, including
interest at 10.0%	25,000	-

Unsecured note payable (Individual), due Jul7 28, 2013, including
interest at 10.0%	30,000	-

Secured note payable (Individual), due July 18, 2014, including
Interest at 12% plus 1% of Mamaki of Hawaii revenues beginning in the thirteenth month from date of the note until noteholder receives a 50%
total return including interest income	100,000	-

Total	1,305,587	1,090,831
Less current portion	427,000	201,000
Term notes payable-long-term portion	$878,587	$889,831

Accrued interest payable on the term notes payable was $40,115 and $30,169 at September 30, 2013 and December 31, 2012, respectively.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2013 and December 31, 2012:
	September 30,	December 31,
	2013	2012

Accrued consulting fees	$237,500	$180,000

Accrued interest expense	40,115	30,168

Other accrued expenses	3,255	-

Accrued wages	185,493	2,880

Total accrued expenses	$466,363	$213,048

NOTE 9 – CAPITAL STRUCTURE

The Company's capital structure is not complex.  The Company is authorized to issue 300,000,000 shares of common stock with a par value of $.0001 per share and 20,000,000 shares of preferred stock with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Common Stock

At September 30, 2013, there were 128,146,168 shares of common stock and 15,798,894 shares of preferred stock, respectively, issued and outstanding.

In September 2013, the Company issued 200,000 shares of restricted common stock and 60,000 shares of preferred stock to an individual in a private place for $100,000.

In August 2013, the Company issued 80,000 shares of restricted common stock for consulting services and valued the shares at $8,000.

 In August 2013, the Company issued 427,000 shares of restricted common stock to an individual for the conversion to common stock of a $15,000 note payable from the company.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Preferred Stock

At September 30, 2013, there were 15,798,894 shares of preferred stock issued and outstanding. Each preferred shares is convertible, at the option of the preferred shareholder, into common stock with 738,894 being convertible at the rate of one preferred share for fifteen shares of common stock, 15,000,000 shares being convertible on a one for one basis (the 15,000,000 shares have voting rights equal to 15 votes per preferred share on all matters voted on by the Company’s shareholders) and 60,000 shares being convertible on a basis of 10 shares of common stock for each preferred share plus an annual dividend equal to .04 of 1% of the gross profits from the Company’s GTL, Mamaki Tea and Logistix operations until the shares are converted.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Stock options, warrants and other rights

As of September 30, 2013, the Company has not adopted any employee stock option plans.

NOTE 11 – INCOME TAXES

At September 30, 2013 and December 31, 2012, the Company had approximately $4.9 million and $3.1 million, respectively, of net operating losses (“NOL”) carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2033.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	2013	2012

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the nine months ended September 30, 2013 and the year ended December 31, the Company’s effective rate is as follows:

	2013		2012

Federal statutory rate	(34.0	) %	(34.0	) %
State tax, net of federal benefit	(0.0)		(0.0)
Permanent differences and other including surtax exemption	0.0		0.0
Valuation allowance	34.0		34.0
Effective tax rate	0%		0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at September 30, 2013 and December 31, 2012:

	2013	2012
Deferred tax assets
Net operating loss carry forwards	$1,762,800	$935,100
Deferred compensation	2,576,500	1,901,500
Other allowances	596,300	233,200
Total	4,935,600	3,069,800
Less valuation allowance	(4,935,600)	(3,069,800)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $1,865,800 and $892,600 for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $4,935,600 and $3,069,800 at September 30, 2103 and December 31, 2012, respectively.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, historical taxable income including available net operating loss carry forwards to offset taxable income, and projected future taxable income in making this assessment.

NOTE 12 – COMMITMENTS

Employment Agreements

In September 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to received 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the years ended December 31, 2012 and 2011, the Company accrued $720,000 and $540,000, respectively, as management fees in accordance with the terms of these agreements.

Leases

The Company is committed on a lease for 3,500 square feet of office space through August 2012 at the rate of $5,800 per month. The Company currently pays $6,400 on a month-to-month basis. During the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company paid $57,600 and $69,600, respectively, in rent expense.

Legal

On December 15, 2011, after investing $473,000, the Company’s terminated a technology agreement with 1st Resource Group, Inc. because the Company’s obtained information that certain warrants made to it were not accurate and the ability to build the equipment related to the technology was not feasible at that time and would require a number of years of research and a larger amount of capital than what was originally disclosed to the Company.  The Company has made the decision to write-off the $473,000 investment in the technology agreement as its future value is in doubt.

As discussed in Note 10 above, the Company also had invested in operating and manufacturing entities controlled by 1st Resources Ventures #1, LLC.  The Company contended that the shares were obtained under false pretense and misleading information and sued 1st Resource Ventures #1, LLC to have the shares returned to the Company.  The Company and 1st Resource Ventures #1, LLC reached a settlement agreement in 2012, whereby 1st Resource Ventures #1, LLC and its members agreed to return the 10,000,000 shares to the Company.

NOTE 13 – SEGMENT INFORMATION

The accounting standards for reporting information about operating segments define operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how allocate resources and in assessing performance.  The Company’s chief operating decision maker is the Chief Executive Officer.  The Company is organized by line of business.

While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed.  Under aforementioned criteria, the Company operates in one reporting segment and corporate activities.

Mamaki of Hawaii is the reporting segment that derives its income from the sale of mamaki tea.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management.  The Company uses operating income (loss) to measure segment performance.  The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services to its reporting segment.  Because of this unallocated income and expense, the operating income (loss) of the reporting segment does not reflect the operating income (loss) the reporting segment would report as a stand-alone business and therefore we do not present indirect operating expenses.

The table below illustrates the Company’s results for the reporting segment for the nine months ended September 30, 2013:

	Mamaki Tea	Other	Total

Sales	$9,789	$0	$9,789
Cost of sales	177,782	0	177,782
Gross Profit	(167,993)	0	(167,993)

General and administration expense	401,885	1,224,364	1,626,249
Operating loss	(569,878)	(1,224,364)	(1,794,242)

Other income (expense)
Interest expense	(71,435)	0	(71,435)

Net loss	$(641,313)	$(1,224,364)	$(1,865,677)

	Mamaki Tea 9-30-2013	Other 9-30-2013	Total 9-30-2013

Total assets	$1,904,466	$334,124	$2,238,590
Total liabilities	$1,634,727	$2,766,586	$4,401,313

The table below illustrates the Company’s results for the reporting segment for the nine months ended September 30, 2012:

	Mamaki Tea	Other	Total

Sales	$58,308	$0	$58,308
Cost of sales	9,276	0	9,276
Gross Profit	49,032	0	49,032

General and administration expense	217,670	1,247,948	1,465,618
Operating loss	(168,638)	(1,247,948)	(1,416,586)

Other income (expense)
Interest expense	(27,265)	0	(27,265)
Forgiveness of debt	645,427	0	645,427
	618,162	0	618,162

Net loss	$449,524	$(1,247,948)	$(798,424)

	Mamaki Tea 9-30-2012	Other 9-30-2012	Total 9-30-2012

Total assets	$2,151,610	$206,000	$2,357,610
Total liabilities	$2,272,767	$1,806,467	$4,079,234

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and has determined that there are no subsequent events or transactions requiring recognition or disclosure in the financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements made in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should or continue or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our business, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors including, but not limited to, adverse economic conditions, intense competition, including entry of new competitors, inability to obtain sufficient financing to support our operations, progress in research and development activities, variations in costs, fluctuations in foreign currencies against the U.S. dollar in countries where we source products, adverse federal, state and local government regulation, unexpected costs, lower sales and net income (or higher net losses, than forecasted), price increases for equipment, inability to raise prices, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives and other specific risks that may be alluded to in this report.

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report, which have been prepared assuming that we will continue as a going concern, and in conjunction with our Form 10 filed on November 13, 2013.  As discussed in Note 2 to the condensed consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 2 to the condensed consolidated financial statements.  This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Overview

UMED Holdings, Inc. (“UMED”) was originally incorporated as Dynalyst Manufacturing Corporation (“Dynalyst”) under the laws of the State of Texas on March 13, 2002.  On September 7, 2006, Dynalyst Manufacturing Corporation amended its Articles of Incorporation to increase its authorized number of common shares from Twenty Million (20,000,000) to Seventy Five Million (75,000,000) shares and authorized Twenty Five Million (25,000,000) shares of preferred stock.

In connection with the merger with Universal Media Corporation (“UMC”), a Nevada corporation, on August 17, 2009, the company changed its name to Universal Media Corporation.   The transaction was accounted for as a reverse merger, and Universal Media Corporation is the acquiring company on the basis that Universal Media Corporation’s senior management became the entire senior management of the merged entity and there was a change of control of Dynalyst.  While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of Dyanlyst’s capital structure.  In connection with the merger, Dynalyst issued 57,500,000 restricted common shares to stockholders of Universal Media Corporation for 100% of Universal Media Corporation.

On August 18, 2009, Dynalyst approved the amendment of its Articles of Incorporation and filed with the Texas Secretary of State to change the Company’s name to Universal Media Corporation and approved the increase in authorized shares to 300,000,000 shares of common stock, par value $.0001 and 20,000,000 shares of preferred, par value $.0001.

On March 23, 2011, Universal Media Corporation approved the amendment of its Articles of Incorporation and filed with the Texas Secretary of State to change the Company’s name to UMED Holdings, Inc.

UMED Holdings, Inc. a Texas corporation, (hereinafter “UMED” or “the Company”) is a holding company with present interest in energy, mining and agriculture.  The Company has established its corporate offices at 6628 Bryant Irvin Road, Suite 250, Fort Worth, Texas  76132 consisting of approximately 3,500 square feet.

The Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2013 without raising additional debt or equity capital.  There can be no assurance that the Company will raise additional debt or equity capital.

The Company is currently evaluating strategic alternatives that include the following: (i) raising of capital, or (ii) issuance of debt instruments.  This process is ongoing and can be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs or result in any other transaction.

Energy Interest

In August 2012, UMED acquired Greenway Innovative Energy, Inc., filed a patent application, and is conducting research on Gas-to-Liquid (“GTL”) technology.  The Technology is based upon the Fischer-Tropsch (“FT”) conversion system that has been operational in various locations throughout the world since the early 1930s.  Thousands of FT systems have operated during the last 80 years, being most notably responsible for driving energy economies of wartime Nazi Germany and Imperial Japan.  More recently, and for a more sustained period, FT has been responsible for providing much of the motive energy required to meet the needs of the Republic of South Africa, a country recognized as having pushed FT technology much further than any other nation since the development of the process.

Greenway’s research has been centered on developing a portable production-scale FT system (“the Portable Technology”) to accommodate the needs of smaller gas plays that are increasingly beginning to characterize natural gas production within the US and elsewhere.  The Company is currently seeking funding of $20,000,000 to build the initial (1,250 BPD) GTL unit near an existing pipeline.

Mining Interest

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims in Mohave County, Arizona for 5,066,000 shares of restricted common stock.  Early indications, from samples taken and processed, gives the Company reason to believe that the potential recovery value of the metals located on is significant, but actual mining and processing will determine the ultimate value realized.  The Company is currently seeking funding of $2,000,000 to begin certified assaying, development of a mining plan and the exploration/mining process.

Mamaki Tea Farm

On May 2, 2012, the Company acquired 80% of Mamaki of Hawaii, Inc. (formerly Mamaki Tea & Extract, Inc.), a Nevada corporation in exchange for 5,000,000 shares of the Company’s restricted common stock and $150,000 in cash.  On December 31, 2012, the Company acquired the remaining 20% of Mamaki of Hawaii, Inc. for 500,000 shares of its restricted common stock and $127,000 in cash..  The Company is currently seeking funding of $5,000,000 for operations, marketing and additional acreage.

Technology Systems Services

In August 2012, the Company acquired 50% of Rig Support Group, Inc., (nka Logistix Technology Systems, Inc.) which is developing a unique and valuable technology and asset management Tool for the Oil and Gas Industry for 100,000 shares of restricted common stock.  In February 2013, we acquired the remaining 50% for 500,000 shares of restricted common stock.  This tool will not only provide independent rig owners and operating companies the ability to more accurately view and report on drilling operations, it will also allow for a more streamlined approach to processing purchase orders, receiving parts, saving dollars And ensuring increased efficiency by significantly decreasing rig down-time due to mechanical break-downs.

Results of Operations

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues for the nine months ended September 30, 2013 and 2012 were $8,823and $ 0, respectively. The revenues were primarily from the Company’s mamaki tea operations. We reported net losses during the nine months ended September 30, 2013 and 2012 of $1,248,757 and $537,111, respectively,

The following chart summarizes operating expenses and other income and expenses for the nine months ended September 30, 2013 and 2012:

	2013	2012

General and administrative	$1,625,952	$1,465,618
Depreciation and amortization	88,445	7,500
Net interest expense	71,435	27,265

The table below illustrates the Company’s results for the Mamaki Tea reporting segment for the nine months ended September 30, 2013:

	Mamaki Tea	Other	Total

Sales	$9,789	$0	$9,789
Cost of sales	177,782	0	177,782
Gross Profit	(167,993)	0	(167,993)

General and administration expense	401,885	1,224,364	1,626,249
Operating loss	(569,878)	(1,224,364)	(1,794,242)

Other income (expense)
Interest expense	(71,435)	0	(71,435)

Net loss	$(641,313)	$(1,224,364)	$(1,865,677)

	Mamaki Tea 9-30-2013	Other 9-30-2013	Total 9-30-2013

Total assets	$1,904,466	$334,124	$2,238,590
Total liabilities	$1,634,727	$2,766,586	$4,401,313

The table below illustrates the Company’s results for the reporting segment for the nine months ended September 30, 2012:

	Mamaki Tea	Other	Total

Sales	$58,308	$0	$58,308
Cost of sales	9,276	0	9,276
Gross Profit	49,032	0	49,032

General and administration expense	217,670	1,247,948	1,465,618
Operating loss	(168,638)	(1,247,948)	(1,416,586)

Other income (expense)
Interest expense	(27,265)	0	(27,265)
Forgiveness of debt	645,427	0	645,427
	618,162	0	618,162

Net loss	$449,524	$(1,247,948)	$(798,424)

	Mamaki Tea 9-30-2012	Other 9-30-2012	Total 9-30-2012

Total assets	$2,151,610	$206,000	$2,357,610
Total liabilities	$2,272,767	$1,806,467	$4,079,234

For the nine months ended September 30, 2013, general and administrative costs consisted primarily of management and consulting fees of $1,252,005, contract labor of $243,522, rent expense of 57,600, travel expenses of $37,239, legal expenses of $34,393, auditing expenses of $15,000 and mining lease expense of $10,080.

For the nine months ended September 30, 2012, general and administrative costs consisted primarily of management and consulting fees of $1,238,192, legal fees of $71,399, Rent expense of 76,028, travel expenses of $20,231, computer and internet expenses of $15,983 and mining lease expense of $10,080.

Net loss was $1,865,677 or $0.01 per basic and diluted earnings per share for the nine months ended September 30, 2013 compared to $798,424 or $0.01 per share for the nine months ended September 30, 2012. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 126,863,094 for the nine months ended September 30, 2013 and 117,386,392 for the nine months ended September 30, 2012.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues for the three months ended September 30, 2013 and 2012 were $3,019 and $ 58,308 respectively. The revenues were primarily from the Company’s mamaki tea operations.    We reported net losses during the three months ended September 30, 2013 and 2012 of $615,056 and $261,313, respectively,

The following chart summarizes operating expenses and other income and expenses for the three months ended September 30, 2013 and 2012:

	2013	2012

General and administrative	$553,473	$928,507
Depreciation and amortization	29,718	7,500
Net interest expense	23,791	27,265

The table below illustrates the Company’s results for the Mamaki Tea reporting segment for the three months ended September 30, 2013:

	Mamaki Tea	Other	Total

Sales	$966	$0	$966
Cost of sales	40,522	0	40,522
Gross Profit	(39,556)	0	(39,556)

General and administration expense	133,379	420,194	553,573
Operating loss	(172,935)	(420,194)	(593,129)

Other income (expense)
Interest expense	(23,791)	0	(23,791)

Net loss	$(196,726)	$(420,194)	$(616,920)

The table below illustrates the Company’s results for the Mamaki Tea reporting segment for the three months ended September 30, 2012:

	Mamaki Tea	Other	Total

Sales	$58,308	$0	$58,308
Cost of sales	9,276	0	9,276
Gross Profit	49,032	0	49,032

General and administration expense	217,670	710,837	928,507
Operating loss	(168,638)	(710,837)	(879,475)

Other income (expense)
Interest expense	(27,265)	0	(27,265)
Forgiveness of debt	645,427	0	645,427
	618,162	0	618,162

Net loss	$449,524	$(710,837)	$(261,313)

For the three months ended September 30, 2013, general and administrative costs consisted primarily of management and consulting fees of $401,766, contract labor of $27,570, rent expense of 38,400 and travel expenses of $12,342 and mining claims expense of $10,080.

For the three months ended September 30, 2012, general and administrative costs consisted primarily of management and consulting fees of $405,000, legal fees of $69,085, Rent expense of 34,800, computer, internet expenses of $7,423 and mining claim expense of $10,080.

Net loss was $616,920 or $0.00 per basic and diluted earnings per share for the three months ended September 30, 2013 compared to $261,313 or $0.00 per share for the three months ended September 30, 2012. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 126,863,094 for the three months ended September 30, 2013 and 117,386,392 for the three months ended September 30, 2012.

 Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the nine months ended September 30:

(thousands)	2013	2012
Cash provided by (used for):
Operating activities	$(564,922)	$(59,265)
Investing activities	(43,429)	(390,690)
Financing activities	458,846)	469,072
Increase (decrease) in cash and cash equivalents	$(149,505)	$19,117

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $1,865,677 and $798,424 respectively, for the nine months ended September 30, 2013 and 2012 and had an accumulated deficit of $4,935,575 as of September 30, 2013.  We have managed our liquidity during the nine months ended September 30, 2013 through the sale of common stock, shareholder advances and notes payable.

The Company is currently evaluating strategic alternatives that include the following: (i) raising of new capital, or (ii) issuance of debt instruments.  This process is ongoing and may be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs or result in any other transaction.

We project that approximately $30,000,000 of capital will be needed for all aspects of our business development. We project a need of $20,000,000 to build the first portable GTL Unit, $5,000,000 to develop our Mamaki Tea operations, $2,000,000 for our mining exploration plan, and $3,000,000 for general and administration.   Further, until there is a fuller assessment of the mining property, we cannot determine the capital requirements and our operating budgets, if it is decided to pursue full exploration and development. We also will be subject to environmental expenses in connection with these activities.  We will also have the expense of maintaining and defending any patents obtained, our claims, and seeking further patents and claims to be able to garner enough area to make our operations more viable, once we have shown appropriate mineral deposits present in our claims, if at all.  After building the first GTL Unit and determining the commercialability of the mining claims, we will need substantial capital to build additional GTL Units, develop the mining claims, acquire plant and equipment and hire personnel.

We intend to seek equity forms of capital. We do not believe that debt financing is available to the company at this time, partly because we do not have any earnings with which to support debt service or maintain typical debt covenants. We have no firm arrangements for any capital at this time.  Additionally, equity capital for small companies generally and small companies in the oil and gas and mining segments in particular, have a difficult time competing for investors because of the high risk at this stage of development and the fact that the investment is long term.  The market for the transportation fuel and metals that the company believes may be derived from the GTL Units and from its mining claims also influences investment decisions, such that if there is strong demand, then funds may be relatively more available, but if market demand is not strong or the price of transportation fuels and the metals declines, funding may be unavailable. Additionally, the capital demands of the oil and gas industries present competition for funds for companies in the metals segment.  The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The general business strategy of the Company is to first develop the mamaki tea farm to provide the source of revenue to maintain the Company’s viability, while seeking capital to construct the first portable GTL Unit and explore and research its existing mining leases properties.  As shown in the accompanying consolidated financial statement, the Company has incurred a cumulative deficit of $4,318,655 and $3,069,898 as of June 30, 2013 and December 31, 2012, respectively. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Commitments

Employment Contracts

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year, and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to received 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the years ended December 31, 2012 and 2011, the Company accrued $540,000 and $720,000, respectively, as management fees in accordance with the terms of these agreements.  See Exhibits 10.9, 10.10 and 10.11 for complete description of the employment agreements.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year.  See Exhibits 10.12 and 10.13 for complete description of the employment agreements.

Mining Leases

The Company’s minimum commitment for 2013 is approximately $10,800 in annual maintenance fees, which are due September 1, 2013.  Once the company enters the production phase, royalties owed to the BLM are equal to 10% of production.

Financing

The Company’s financing has been provided by advances from shareholders and by issuing shares of its common stock in various private placements to related parties and individuals.

Off-Balance Sheet Arrangements

As of September 30, 2013, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Going Concern

Our financial statements include a statement that unless, we obtain financing or generate revenues, there is substantial concern that we will be able to continue as a going concern.  We do not have any current firm prospects for obtaining financing and as part of our business plan we intend to seek operational capital to continue the development of the mamaki tea farm and maintain our operations.   Our most immediate source of generating revenues is the mamaki tea farm.  Without a short term source of revenue, we may not be able to continue with our business plan and have to curtail our operations and any growth activities.

To date, we have financed our operations from the sale of restricted common stock and advances from shareholders.

The Company believes that the effect of inflation has not been material during the three months ended September 30, 2013.

Off-Balance Sheet Financing Arrangements

Critical Accounting Policies

The Company’s critical accounting policies are identified in the Company’s Form 10 filed on November 13, 2013 in   Management’s Discussion and Analysis of Financial Condition and Results of Operations   under the heading “Critical Accounting Policies.” There were no significant changes to the Company’s critical accounting policies during the three months ended September 30, 2013.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for small reporting company.

Item 4T: Controls and Procedures.

Disclosure Controls and Procedures

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal  control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f)  promulgated under the Exchange  Act as a process  designed by, or under the supervision of, the company's  principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and  includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles, and that receipts and expenditures  of the company are being made only in accordance with authorizations of management and directors of the company; and

●
provide reasonable assurance regarding prevention or timely detection of  unauthorized  acquisition,  use or disposition of the company's assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In September 2013, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2013 who communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our financial results.   However, the lack of a functioning audit committee and lack of a majority of independent directors on our board of directors resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements.

Management's Remediation Initiatives

Although we are unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties  consistent with control  objectives,  (2) increase our personnel resources and technical  accounting  expertise within the accounting  function (3) appoint one or more  outside  directors to our board of directors  who shall be appointed to a Company  audit  committee  resulting in a fully  functioning  audit  committee  who will  undertake  the  oversight in the establishment and monitoring of required  internal controls and procedures;  and (4) prepare and implement  sufficient written policies and checklists which will set forth procedures for accounting and financial  reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will  continue to monitor and  evaluate  the  effectiveness  of our internal controls and procedures procedures  and our  internal  control  over  financial reporting on an ongoing  basis and are  committed to taking  further  action and implementing additional enhancements or improvements,  as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results

Item 1A.  Risk Factors

Not required by small reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2013, the Company accepted a subscription for a total of 200,000 shares of our restricted common stock and 60,000 shares of restricted preferred stock from an “accredited investor”, as that term is defined in Regulation D under the Securities Act.   We received gross proceeds of $100000.  The securities were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

In August 2013, the Company issued 80,000 shares of restricted common stock for consulting services and valued the shares at $8,000.  The shares of common stock were issued to the consultant without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

In August 2013, the Company issued 427,000 shares of restricted common stock to an individual for the conversion to common stock of a $15,000 advance to the company.  The shares of common stock were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted for a vote of Security Holders

Item 5.  Other Information.  Not applicable.

Item 6.   Exhibits.

Listing of Exhibits:

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMED HOLDINGS, INC.

Date: December 23, 2013	By:	/s/ Kevin Bentley
Its: Chief Executive Officer and President

Date: December 23, 2013	By:	/s/ Randy Moseley
Its: Chief Financial Officer