Form 10-K
period 2013-12-31
UMED HOLDINGS, INC.
filed 2014-04-14
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 000-55030

UMED HOLDINGS, INC.
(Exact name of Registrant as Specified in Its Charter)

Texas	90-0893594
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6628 Bryant Irvin Road, Suite 250
Fort Worth, Texas	76132
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 817-346-6900

Securities registered under Section 12(b) of the Exchange Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value, listed on the Over-The-Counter Bulletin Board.
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of April 3, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $12,837,000. On April 3, 2014, the registrant had outstanding 132,642,160 shares of Common Stock, $0.001 par value per share.

Documents Incorporated by Reference
None

PART I

Item 1.Business.

Introduction

UMED Holdings, Inc. (the “Company”) was originally incorporated as Dynalyst Manufacturing Corporation on March 13, 2002 and adopted a name change to Universal Media Corporation upon completion of a reverse acquisition of Dynalyst Manufacturing Corporation in August of 2009.  In March 2011, we changed our name to UMED Holdings, Inc. (“UMED”).

UMED is a diversified holding company that owns and operates businesses in a variety of industries including energy, mining and agriculture.  Our focus is to acquire businesses as wholly-owned subsidiaries that meet some key requirements: (1) solid management that will not have to be replaced in the near future, (2) the ability to grow with steady growth to follow, and (3) an emphasis on emerging core industry markets, such as energy, metals and agriculture.

In this Form 10-K, we refer to ourselves as "UMED," "We," Us," “the Company,” and "Our."

Our executive offices are located at: UMED Holdings, Inc., 6628 Bryant Irvin Road, Suite 250, Fort Worth, Texas 76132; tel. voice: 817-346-6900, fax: 817-887-1943. Our Web site is www.umedholdings.com .

Our growth is dependent on attaining profit from our operations and our raising capital through the sale of stock or debt. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

Our functional currency is the U.S. dollar. Our independent registered public accounting firm issued a going concern qualification in their report dated April 10, 2014, which raises substantial doubt about our ability to continue as a going concern.

Our stock is traded on the OTC Pink Markets with a QB designation and our trading symbol is "UMED."

Corporate History

UMED Holdings, Inc. (“UMED,” or the “company”) was incorporated in Texas on March 13, 2002.   UMED owns technology for converting natural gas to liquids, primarily diesel and jet fuel (“GTL”), mining claims on federal Bureau of Land Management (BLM) in Southwest Arizona, a mamaki tea farm on 25 acres located on the big island in Hawaii, and oil rig drilling data management technology.  The Company is in the process of seeking funding to operate the mamaki tea farm in Hawaii, secure clients for the Logistix Technology for oil and gas drilling rigs technology software, build the GTL units, begin the mining operations on the BLM land.

The Company staked the BLM placer mining claims on the 1,440 acres in Arizona in September 2011, and, since then, has maintained the claims and will establish an exploration and development plan, when capital is available.

The Company purchased 80% of Mamaki Tea & Extract of Hawaii, Inc. in May of 2012 (nka Mamaki of Hawaii, Inc. (and the remaining 20% in December 2012), and, since then, has worked to bring the tea plant into production.  The Company has begun to harvest some tea leaves from its mamaki tea farm and place samples out with distribution chains to gage the desirability of our tea product.  The Company’s current plan is to work the mamaki tea farm to produce revenues that can sustain the Company while it seeks capital to launch the Logistic software, the mining on the BLM mining claims and GTL operations.

In August of 2012, the Company acquired Greenway Innovative Energy, Inc.and has received a patent from the US Patent Office for its GTL technology.

In August 2012, the Company acquired 50% of Rig Support Services, Inc. (nka Logistix Technology Systems, Inc.), which is developing a unique and valuable technology and asset management Tool for the Oil and Gas Industry.  In February 2013, we acquired the remaining 50%.  We believe that this tool will not only provide independent rig owners and operating companies the ability to more accurately view and report on drilling operations, it will also allow for a more streamlined approach to processing purchase orders and receiving parts.

As shown in the accompanying consolidated financial statement, the Company has incurred a cumulative deficit of $4,044,454 as of December 31, 2013. The ability of the Company to continue as a going concern is in doubt and dependent upon on the ability of the Company to obtain necessary capital and financing to fund ongoing operations and achieving a profitable level of operations. UMED does not have the financial resources and does not have any commitments for funding from unrelated parties or any other firm agreements that will provide working capital to its business segments. We cannot give any assurance that UMED will locate any funding or enter into any agreements that will provide the required operating capital. UMED has been depended on the sale of equity and advances from shareholders to provide it with working capital to date.

UMED Strategy

UMED is a diversified holding company that owns and operates businesses in a variety of industries including energy, mining and agriculture.

Our focus is to acquire businesses as wholly-owned subsidiaries that meet some key requirements: (1) solid management that will not have to be replaced in the near future, (2) the ability to grow with steady growth to follow, and (3) an emphasis on emerging core industry markets, such as energy, metals and agriculture.

Operationally, the Company plans to initially focus on the Mamaki Tea Plantation while it seeks the capital necessary to market the Logistic software to track drilling rig components, develop and build the GTL units, and drill test holes and test the samples on its Arizona placer mining claims to determine the potential value of the various metals that may be located on the claims.

Competition

Most of our competitors have greater financial and other resources than we have, and there is no assurance that we will be able to successfully compete.

Currently, there is significant competition for personnel and financial capital to be deployed in agriculture, mining and mineral extraction, particularly in relation to the oil and gas extractive industries.  Therefore, it is difficult for smaller companies such as UMED to attract investment for its various business activities.  We cannot give any assurances that we will be able to compete for capital funds, and without adequate financial resources management cannot assure that the company will be able to compete in our business activities and ultimately in agricultural, metals and mineral deposit development, production and sales.

Intellectual Property

As of December 31, 2013, the Company’s wholly-owned subsidiary Greenway Innovative Energy, Inc. (GIE) owns US Patent 8,574,501 covering its mobile Gas-to-Liquids (“GTL”) conversion unit for the purpose of converting natural gas to clean synthetic fuels.

In the United States, a patent’s term may be up to 21 years if the earliest claimed filing date is that of a provisional application. Other legal provisions may, however, shorten or lengthen a patent’s term. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent.  Alternatively, a patent’s term may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

Employees

We currently employ three executives, our Chief Executive Officer Kevin Bentley, our President, Richard Halden, and our Chief Financial Officer, Randy Moseley. Messrs. Bentley, Halden and Moseley have written employment agreements discussed in Note 12 to the financial statements.

Mamaki of Hawaii, Inc. currently has two executives, a president and a vice president of business development, who work under agreements with Mamaki of Hawaii, Inc.  Currently Mamaki uses day labor to perform the farming tasks.

Greenway Innovative Energy, Inc. employees consist of Chief Executive Officer, Conrad Greer and Secretary/Treasurer, Ray Wright, whom work under agreements with UMED.  Greenway plans to use outside consultants to perform the engineering and design work on the GTL Unit, at such time as capital funds are available

We do not have any other employees at this time. In the future, when we need other persons for aspects of the exploratory work and other functions, we will hire persons under service agreements as consultants, part-time and full time employees as necessary. We do not have any arrangements for the hiring of any persons at this time.

Available Information About US

The public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at (http://www.sec.gov). Our Internet site is www.umedholdings.com.

Item 1A. Risk Factors.

Disclosure is not required as a result of our Company’s status as a smaller reporting company.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties.

The Company’s principal office is at 6628 Bryant Irvin Road, Suite 250, Fort Worth, Texas 76132, where it has leases limited office space, at a rate of $6,400 per month.

The Company’s subsidiary Mamaki of Hawaii, Inc.  own’s approximately 25 acres on the big island of Hawaii. There are facilities on the property including a 3,000 square foot home with office space and an equipment barn.

The Company has staked 72 placer mining claims in Mohave County, Arizona on BLM land (BLM file no. AMC 403533) covering approximately 1,440 acres in Mohave County southeast of Kingman, Arizona.

Item 3. Legal Proceedings.

In the ordinary course of business, we may be subject to legal proceedings involving contractual and employment relationships, liability claims and a variety of other matters. Although the results of these other legal proceeding cannot be predicted with certainty, we do not believe that the final outcome of these matters should have a material adverse effect on our business, results of operations, cash flows or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is traded on the OTC Pink Market with a QB designation and our trading symbol is "UMED." The following table sets forth the quarterly high and low bid price per share for our common stock. These bid and asked price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices. Our fiscal year ends December 31.

Common Stock Price Range

	2013		2012
	HIGH	LOW	HIGH	LOW
First Quarter	$0.15	$0.075	$0.14	$0.14
Second Quarter	0.11	0.07	0.11	0.11
Third Quarter	0.10	0.05	0.11	0.11
Fourth Quarter	0.14	0.06	0.08	0.08

Common Stock

On April 3, 2014, we had outstanding 132,642,160 shares of Common Stock, $0.0001 par value per share.

On April 3, 2014, the closing bid price of our stock was $0.22 per share.

On April 3, 2014, we had approximately 247 shareholders of record.

Our transfer agent is Transfer Online, Inc.

We have not paid any cash dividends and we do not expect to declare or pay any cash dividends in the foreseeable future. Payment of any cash dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

Sale of Unregistered Securities

During the three months ended December 31, 2013, the Company issued unregistered securities as set forth below;

On November 14, 2013, the Company issued 120,000 shares of restricted common stock for consulting services valued at $12.000.

On December 4, 2013, the Company issued 45,400 shares of restricted common stock for consulting services valued at $5,903.

On December 4, 2013, the Company issued 600,000 shares of restricted common stock for the conversion of $42,000 in debt owed by the Company.

During the period from January 1, 2014 through April 3, 2014, the Company issued 1,736,540 shares of restricted common stock for conversion of $162,500 in advances from shareholder.

On January 31, 2014, the Company issued 634,652 shares of restricted common stock for services rendered.  The shares were valued at $70,500, or $0.11 per share.

On February 6, 2014, the Company issued 100,000 shares of restricted common stock for services rendered.  The shares were valued at $10,000, or $0.10 per share.

On February 6, 2014, the Company issued 600,000 shares of restricted common stock for the conversion of 60,000 shares of preferred stock at the conversion rate of 10 shares of restricted common stock for each share of preferred stock.

On March 12, 2014, the Company issued 500,000 shares of restricted common stock for legal services rendered.  The shares were valued at $50,000, or $0.10 per share.

On March 25, 2014, the Company issued 160,000 shares of restricted common stock for services rendered.  The shares were valued at $16,000, or $0.10 per share.

The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Securities Authorized For Issuance Under Equity Compensation Plans

None

Employee Stock Option Plans

None

Item 6. Selected Financial Data.

Disclosure is not required as a result of our Company’s status as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes and the discussions under “Application of Critical Accounting Policies,” which describes key estimates and assumptions we make in the preparation of our financial statements.

Overview

UMED Holdings, Inc. (“UMED”) was originally incorporated as Dynalyst Manufacturing Corporation (“Dynalyst”) under the laws of the State of Texas on March 13, 2002.  On June 7, 2006, Dynalyst Manufacturing Corporation amended its Articles of Incorporation to increase its authorized number of common shares from Twenty Million (20,000,000) to Seventy Five Million (75,000,000) shares and authorized Twenty Five Million (25,000,000) shares of preferred stock.

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

Greenway’s research has been centered on developing a portable production-scale FT system (“the Portable Technology”) to accommodate the needs of smaller gas plays that are increasingly beginning to characterize natural gas production within the US and elsewhere.  Based on preliminary estimates, the Company is currently seeking funding of $20,000,000 to position the initial (1,250 BPD) GTL unit near an existing pipeline to obtain the cleanest gas possible and not have to deal with desulfurization on the first unit.  The primary allocations of the funds are expected to be for the following;

Engineering	$500,000
Desulfurization unit	600,000
Steam methane reformer	2,900,000
Catalyst	3,000,000
FT reactor	5,000,000
Fractionation tower	4,000,000
Manufacturing costs	2,000,000
Corporate overhead	2,000,000
Total	$20,000,000

Mining Interest

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims in Mohave County, Arizona for 5,066,000 shares of restricted common stock.  Actual mining and processing will determine the ultimate value realized.  The Company’s current expectations are that it will need approximately $2,000,000 to begin certified assaying ($500,000), development of a mining plan with the BLM ($500,000) and acquire exploration equipment ($1,000,000).  The total requirement will not be known until reports from consulting geologist are received.

Mamaki Tea Farm

On May 2, 2012, the Company acquired 80% of Mamaki of Hawaii, Inc. (formerly Mamaki Tea & Extract, Inc.), a Nevada corporation in exchange for 5,000,000 shares of the Company’s restricted common stock and $150,000 in cash.  On December 31, 2012, the Company acquired the remaining 20% of Mamaki of Hawaii, Inc. for 500,000 shares of its restricted common stock and $127,000 in cash.    The Company is currently seeking funding of $5,000,000.  The primary allocations of the funds are expected to be for the following;

Operations	$1,000,000
Facilities	1,000,000
Marketing	500,000
Additional acreage	2,500,000
Total	$5,000,000

Technology Systems Services

In August 2012, the Company acquired 50% of Rig Support Group, Inc., (nka Logistix Technology Systems, Inc.) which is developing a unique and valuable technology and asset management Tool for the Oil and Gas Industry for 100,000 shares of restricted common stock.  In February 2013, we acquired the remaining 50% for 500,000 shares of restricted common stock.  We believe that this tool will not only provide independent rig owners and operating companies the ability to more accurately view and report on drilling operations, but will also allow for a more streamlined approach to processing purchase orders, receiving parts.

Going Concern

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 10, 2014, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2013 and 2012, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party. We experienced negative financial results as follows:

	2013	2012
Net loss	$(975,056)	$(892,114)
Cash flow (negative) from operations	(672,426)	117,461
Negative working capital	(2,455,676)	(1,852,000)
Stockholders’ deficit	(1,211,700)	(601,077)

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there is no assurance that profitable operations or sufficient cash flows will occur in the future.

Our ability to achieve profitability will depend upon our ability to execute and deliver high quality, reliable connectivity services. Our growth is dependent on attaining profit from our operations and our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

Results of Operations

Revenues for consolidated operations for the years ended December 2013 and 2012 were $15,479 and $59,257, respectively. The revenues were primarily from the Company’s mamaki tea operations, which began the last half of 2012.  The mamaki tea operations are not considered season, although sales will fluctuate from quarter to quarter as the business grows.    We reported consolidated net losses during the years ended December 31, 2013 and 2012 of $975,056 and $892,114, respectively.

The following chart summarizes consolidated operating expenses and other income and expenses for the year ended December 31, 2013 and 2012:

	2013	2012

General and administrative	$618,075	$1,441,932
Depreciation and amortization	118,457	61,918
Net interest expense	87,281	60,727
Forgiveness of debt	0	645,427
Loss on sale of assets	70,300	0

 The table below illustrates the Company’s results for the reporting segment for the year ended December 31, 2013:

	Mamaki Tea	Other	Total

Sales	$15,479	$0	$15,479
Cost of sales	96,422	0	96,422
	(80,943)	0	(80,943)

General and administration expense	528,441	89,634	618,075
Depreciation expense	118,061	396	118,457
Operating loss	(727,445)	(90,030)	(817,475)

Other income (expense)
Interest expense	(84,876)	(2,405)	(87,281)
Loss on sale of assets	(70,300)	0	(70,300)
Total Other income	(155,176)	(2,405)	(157,581)
Net loss	$(882,621)	$(92,435)	$(975,056)

	Mamaki Tea 12-31- 2013	Other 12-31-2013	Total 12-31-2013

Total assets	$1,882,468	$277,504	$2,159,972
Total liabilities	$1,687,487	$1,684,185	$3,371,672

The table below illustrates the Company’s results for the Mamaki Tea reporting segment for the year ended December 31, 2012, as the reporting unit was acquired at its inception in May 2012:

	Mamaki Tea	Other	Total

Sales	$59,257	$0	$59,257
Cost of sales	94,089	0	94,089
	(34,832)	0	(34,832)

General and administration expense	228,073	1,213,909	1,441,982
Operating loss	(262,905)	(1,213,909)	(1,476,814)

Other income (expense)
Interest expense	(60,727)	0	(60,727)
Forgiveness of debt	443,927	201,500	645,427
Total Other income	383,200	201,500	584,700
Net income	$120,295	$(1,012,409)	$(892,114)

	Mamaki Tea 12-31- 2012	Other 12-31-2012	Total 12-31-2012

Total assets	$2,052,997	$359,398	$2,412,395
Total liabilities	$1,154,271	$1,859,201	$3,013,472

For the year ended December 31, 2013, consolidated general and administrative costs consisted primarily of legal fees of $45,345, contract labor of $214,650, rent expense of $76,800, travel expenses of $68,400, transfer agent expenses of $12,537, and stock based compensation of $129,433.

For the year ended December 31, 2012, consolidated general and administrative costs consisted primarily of management and consulting fees of $906,100, legal fees of $89,717, contract labor of $103,865, Rent expense of 94,364, travel expenses of $30,432, computer and internet expenses of $30,810, and stock based compensation of $76,164.

Consolidated net loss was $975,056 or $0.01 per basic and diluted earnings per share for the year ended December 31, 2013 compared to $892,114 or $0.01 per share for the year ended December 31, 2012. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 127,324,190 for the year ended December 31, 2013 and 118,991,313for the year ended December 31, 2012.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our future operations. We cannot assure that we will be able to continue our operations without adequate funding. We had $1,442 in cash, total assets of $2,159,972 and total liabilities of $3,371,672 as of December 31, 2013. Total stockholder’s deficit at December 31, 2013 was $1,211,700.

For the year ended December 31, 2013, cash used by operating activities was $672,426, while cash provided by operating activities was $117,461 for the year ended December 31, 2012.  Cash used by investing activities were $43,204 and $392,511 for the years ended December 31, 2013 and 2012, respectively.

Cash provided by financing activities for the years ended December 31, 2013 and 2012 was $521,629 and $468,160, respectively, due to the sale of common stock and advances by shareholders.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The general business strategy of the Company is to first develop the mamaki tea farm to provide the source of revenue to maintain the Company’s viability, while seeking capital to construct the first portable GTL Unit and explore and research its existing mining leases properties.  As shown in the accompanying consolidated financial statement, the Company has incurred a cumulative deficit of $4,044,454 and $3,069,898 as of December 31, 2013 and 2012, respectively. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Commitments

Employment Contracts

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year, and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to received 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  At December 31, 2013, management agreed to eliminate $1,221,327of their accrued compensation due under their employment agreements, which reduced general and administration expense by $321,328 for the year ended December 31, 2013. During the year ended December 31, 2012, the Company accrued $720,000 as management fees in accordance with the terms of these agreements.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. At December 31, 2013, Greenway’s management agreed to eliminate $107,500 of their accrued compensation due under their employment agreements, which reduced general and administration expense by $107,500 for the year ended December 31, 2013. During the year ended December 31, 2012, the Company accrued $60,000 as management fees in accordance with the terms of these agreements.

Mining Leases

The Company’s minimum commitment for 2014 is approximately $10,800 in annual maintenance fees, which are due September 1, 2014.  Once the company enters the production phase, royalties owed to the BLM are equal to 10% of production.

Financing

The Company’s financing has been provided by advances from shareholders and by issuing shares of its common stock in various private placements to related parties and individuals.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Significant Accounting Policies

Critical Accounting Policies And Estimates

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates. We base our estimates on historical experience and on assumptions that are believed to be reasonable. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Stock-Based Compensation

Accounting Standard 718, "Accounting for Stock-Based Compensation" ("ASC 718") established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, UMED implemented ASC 718, and accordingly, UMED accounts for compensation cost for stock option plans in accordance with ASC 718.

UMED accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2013, cash consists of a checking accounts held by financial institutions.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.  All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. At December 31, 2013, the Company had not incurred any mine development costs.

Mining Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.  Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims.  Mine properties are periodically assessed for impairment of value and any diminution in value.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as deferred officers’ compensation and stock compensation accounting versus tax differences.

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10), specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon conversion of the notes payable and exercise of warrants has been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. UMED evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, UMED uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

 Item 7A.   Quantitative And Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data.

See Financial Statements beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

a) On December 15, 2013, UMED Holdings, Inc. (the "Company") accepted the resignation of Patrick Rodgers, CPA, PA as the independent registered public accounting firm of the Company. The resignation of Patrick Rodgers, CPA, PA was approved by the Company's Board of Directors.

On March 6, 2014, the Public Company Accounting Oversight Board (PCAOB) by Order censured the registered public accounting firm Patrick Rodgers, CPA, PA (the "Firm") and revoked the Firm's registration; and censured Patrick E. Rodgers, CPA ("Rodgers") and barred him from being an associated person of a registered public accounting firm. The Order stated that the Firm may reapply for registration after two (2) years from the date of the Order and Rodgers may file a petition for Board consent to associate with a registered public accounting firm after two (2) years from the date of the Order. The entire content of the Order may be found at http://pcaobus.org/Enforcement/Decisions/Documents/2014_Rodgers.pdf.

The reports from Patrick Rodgers, CPA, PA on the Company's financial statements as of and for the fiscal years ended December 31, 2012 and 2011 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle except relevant to the audit report for the year ended December 31, 2012, which stated as follows:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 of the accompanying financial statements, the Company has incurred losses since inception, has a negative working capital balance at December 31, 2012, and has a retained deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During the Company's fiscal years ended December 31, 2012 and 2011 and through December 15, 2013 there were no disagreements with Patrick Rodgers, CPA, PA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Patrick Rodgers, CPA, PA, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements for such years. During the Company's fiscal years ended December 31, 2012 and 2011 and through December 15, 2013 there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company furnished a copy of the disclosures herein to Patrick Rodgers, CPA, PA and requested that Patrick Rodgers, CPA, PA furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements.  Patrick Rodgers’s response is attached as Exhibit 16.1 to this Current Report on Form 8-K/A.

     (b)     New Independent Registered Public Accounting Firm

On January 16, 2014, the Company's Board of Directors engaged Terry L. Johnson, CPA as its new independent registered public accounting firm to audit the Company's financial statements for the Company's fiscal year ending December 31, 2013. On March 14, 2014, the Company engaged Terry L. Johnson, CPA to audit the Company's financial statements for the Company's fiscal year ending December 31, 2012.

During the last two fiscal years ending December 31, 2012 and December 31, 2011, and the interim period ending December 31, 2013, we have not consulted with Terry L. Johnson, CPA regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, (ii) the type of audit opinion that might be rendered on your financial statements, or (iii) any matter that was either the subject of a disagreement between us and Patrick Rodgers, CPA, PA as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013;

O	The Company has inadequate segregation of duties within its cash disbursement control design.

O
During the year ended December 31, 2013, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

O
The Company does not have a sufficient number of independent directors for its board and audit committee. We currently have no independent director on our board, which is comprised of four directors, and we do not have a functioning audit committee. As a publicly-traded company, we should strive to have a majority of our Board of Directors be independent.

The Company is continuing the process of remediating its control deficiencies. However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future. Management plans, as capital becomes available to the Company, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting and financial professionals.

It should be noted  that any  system of  controls,  however  well  designed  and operated,  can provide only  reasonable,  and not absolute,  assurance  that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  There were no changes that occurred during the fourth quarter of the fiscal year covered by the Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers And Directors

Set forth below are our present directors and executive officers. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.
		Present Position
Name	Age	and Offices

Kevin Bentley	41	Chief Executive Officer and Director

Richard Halden	60	President and Director

Randy Moseley	66	Treasurer, Chief Financial Officer, Director
		Principal Accounting Officer
		and Secretary

Craig Takacs	47	Director

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

KEVIN BENTLEY was appointed chief executive officer and director on March 23, 2011.  Prior to joining UMED, Mr. Bentley was vice-president business development of Healthtronics, Inc., a healthcare services and medical devices company focused primarily in urology. Mr. Bentley joined Healthtronics in April 2008 with the acquisition of Advanced Medical Partners, Inc., a leading provider of urological services, where he was chief development officer and principal since 2003. Previously, Mr. Bentley served as chief executive officer of Referral Technologies, Inc., a technology consulting firm specializing in information systems and communications.  Prior to that Mr. Bentley held various management positions in the telecommunications and information technology sectors.  Mr. Bentley holds a B.B.A in Marketing from The University of Southern Mississippi.

RANDY MOSELEY was appointed chief executive officer, chief financial officer and chairman of the board on August 18, 2009.  Mr. Moseley served as chief financial officer and director (August 2009 to December 2012) for Swordfish Financial, Inc. (SWRF), a financial company focusing on recovering financial assets in dormant accounts for clients.   Mr. Moseley served as the chief financial officer and director (March 2007 to February 2013) for Utilicraft Aerospace Industries, Inc. (UITA), a developing aerospace company focusing on freight related aircraft.   Mr. Moseley served (2001 to 2006) as executive vice president, chief financial officer and director of Urban Television Network Corp, a network created to serve independent broadcast television stations and cable operators.   From 1999 to 2001, Mr. Moseley served as executive vice president and chief financial officer for Tensor Information Systems, Inc., a private Fort Worth company in the business of developing custom software applications.  Mr. Moseley, a certified public accountant, earned a BBA degree from Southern Methodist University. He is a member of the Texas Society of CPAs.

RICHARD HALDEN was appointed president and director of UMED Holdings, Inc. on August 18, 2009.  Mr. Halden also currently serves as president of Capital Equity Partners, LLC, (2007 to present) a management services firm providing corporate financial and marketing services to public companies.  Mr. Halden was co-founder of Channel 28, in 2004, a Dallas, Texas independent television station airing programming provided by Urban Television Network Corporation, which contracted with Mr. Halden from 2001 to 2006.  Prior to the founding of Channel 28, Mr. Halden provided consulting services to American Independent Network Corporation, Hispanic Television Network, Inc. and American Tire from 1996 to 2001.

CRAIG TAKACS has served as a Director of the Company since its incorporation in March 2002.  Mr. Takacs served as president and chief executive officer of the Company’s predecessor, Dynalyst Manufacturing Corporation, from March 2002 until his resignation in August 2009.  Prior to Dynalyst, Mr. Takacs worked for Institutional Capital Management, where he served as the firm’s technology analyst.  Mr. Takacs received his BBA in Business Management in 1984 from Texas A&M University.

None of the directors and officers is related to any other director or officer of the Company.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business. We intend in the future to hire independent horticulturalists, geologists, engineers and excavation subcontractors on an as needed basis.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees as listed in Section 401(f) of Regulation S-K within the past ten years material to the evaluation of the ability and integrity of any director and executive officer of the Company.

Code of Ethics

We have a Code of Ethics that applies to our principal executive officers and our principal financial officers, principal accounting officer or controller, or persons performing similar functions. We undertake to provide to any person, without charge, upon request, a copy of our Code of Ethics. You may request a copy of our Code of Ethics by mailing your written request to us. Your written request must contain the phrase "Request for a Copy of the Code of Ethics of UMED Holdings, Inc." A copy of our Code of Ethics is also posted on our website, www.UMED.com. Our address is: UMED Holdings, Inc., 6628 Bryant Irvin Road, Suite 250, Fort Worth, Texas  76132.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on the reports received by us, the transaction report of Company transactions supplied by our transfer agent and our shareholders list as of April 3, 2014, to the best of our knowledge all required directors, officers and greater than 9.99% percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2013, except that:

Kevin Bentley, Richard Halden, Randy Moseley and Craig Takacs, our current officers and directors, inadvertently failed to timely file Reports on Form 3 upon the Company becoming a reporting company, as applicable, which Reports on Form 3 will be filed as soon as possible.

DIRECTOR INDEPENDENCE.

We currently have four members of our Board of Directors, who were elected and hold office until their successors are elected and qualified. Executive officers are appointed by the Board of Directors and serve until their successors have been duly elected and qualified.  There is no family relationship between any of our directors and executive officers.

BOARD OF DIRECTORS MEETINGS.

During the fiscal year ended December 31, 2013, the Board of Directors held two meetings which were attended by all members.

NOMINATING COMMITTEE.

We do not have any nominating committee of the Board, or committee performing a similar function. Shareholders may recommend nominees for Director by sending written communications to the company’s Board of Directors to the attention of the Chairman of the Board, Randy Moseley at UMED Holdings, Inc., 6628 Bryant Irvin Road, Suite 250, Fort Worth, Texas 76132. Every director will participate in the consideration of director nominees.

AUDIT COMMITTEE.

We do not have an audit committee of the Board.  Our Board of Directors serves as the audit committee.

Members of the Board of Directors acting in the capacity of the Audit Committee have (1) reviewed and discussed the audited financial statements with management; (2) discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Accounting Oversight Board in Rule 3200T; (3) have received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and (4) have discussed with the independent accountant the independent accountant's independence; and based on the review and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the company’s annual report on Form 10-K for the last fiscal year for filing with the Commission. The entire Board of Directors acting in the capacity of the Audit Committee are Randy Moseley, Kevin Bentley, Richard Halden and Craig Takacs.

COMPENSATION COMMITTEE.

We do not have a compensation committee.  Our Board of Directors serves as the compensation committee

SHAREHOLDER COMMUNICATIONS.

Shareholders may send written communications to the company’s Board of Directors to the attention of the Chairman of the Board, Randy Moseley. Persons wishing to write to the Board or to a specified director or committee of the Board should send correspondence to the Corporate Secretary at UMED Holdings, Inc., 6628 Bryant Irvin Road, Suite 250, Fort Worth, Texas  76132. Electronic submissions of shareholder correspondence will not be accepted.

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid for services rendered to the Company during the last two fiscal years by the Named Executive Officers:

Summary of Compensation of Executive Officers

The following summary compensation table sets forth information concerning the compensation paid during the fiscal years ended December 31, 2013, 2012 and 2011 to our principal executive officers and principal financial officers. No other officer or person received total annual compensation in excess of $100,000 since in our date of incorporation.

Summary Compensation Table
					All Other
Name and Position	Year	Salary($)		Bonus($)	Compensation ($)		Total ($)

Kevin Bentley, Chief Executive Officer	2013	0	(1)	-			0
	2012	240,000	(2)	-			240,000
	2011	180,000	(3)	-	6,250	(4)	186,250

Richard Halden, President	2013	0	(5)	-			0
	2012	240,000	(6)	-			240,000
	2011	380,000	(7)		6,250	(8)	386,250

Randy Moseley, Chief Financial Officer	2013	0	(9)	-			0
and Principal Financial Officer	2012	240,000	(10)	-			240,000
	2011	380,000	(11)		6,250	(12)	386,250

(1)	Executive agreed to eliminate 50% of his deferred compensation which made 2013 have 0 accrual.
(2)	This amount includes $240,000 accrued by the Company but unpaid.
(3)	This amount includes $180,000 accrued by the Company but unpaid.
(4)	This amount represents value of 625,000 shares of common stock issued based on employment agreement.
(5)	Executive agreed to eliminate 50% of his deferred compensation which made 2013 have 0 accrual.
(6)	This amount includes $240,000 accrued by the Company but unpaid.
(7)	This amount includes $380,000 accrued by the Company but unpaid.
(8)	This amount represents value of 625,000 shares of common stock issued based on employment agreement.
(9)	Executive agreed to eliminate 50% of his deferred compensation which made 2013 have 0 accrual.
(10)	This amount includes $240,000 accrued by the Company but unpaid.
(11)	This amount includes $380,000 accrued by the Company but unpaid.
(12)	This amount represents value of 625,000 shares of common stock issued based on employment agreement.

Stock Options/SAR Grants

No grants of stock options or stock appreciation rights have been made since our inception.

Compensation of Directors

No cash compensation was paid to our directors for their services as directors since our inception. We have no standard arrangement pursuant to which our directors are to be compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of April 3, 2014 which was 71,253,457 shares, by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Randy Moseley (3)	26,573,947	16.68%

Richard Halden (4)	28,396,947	17.82%

Kevin Bentley (5)	13,125,000	8.24%

Craig Takacs	3,157,563	1.99$

All officers and directors
as a group (4 persons)	71,253,457	44.72%

(1)	Beneficial ownership is determined based on factors including voting and investment power with respect to shares.

(2)
Percentage of beneficial ownership is based on the 132,642,160 shares of common stock outstanding as of April 3, 2014 and the preferred shares outstanding at December 31, 2013 (798,894 at conversion rate of 15 shares of common for each preferred share) and 15,060,000 shares of preferred for a total of 159,325,585 shares used to determine percent of ownership.

(3)
Includes 5,999,000 shares of common held directly by Mr. Moseley, 2,797,000 shares of common held by Mr. Moseley’s spouse, 5,000,000 shares of preferred held directly by Mr. Moseley, 6,626,554 shares of common and 611,956 shares of convertible preferred held by Capital Equity Partners, LLC of which Mr. Moseley is a member, 5,000,000 shares of common held by Media Advertising LLC of which Mr. Moseley is a member, 3,500,000 shares of common held by Arkansas Partners of which Mr. Moseley is a partner, and 625,000 shares of common held by BioEnergy LLC of which Mr. Moseley is a member.

(4)
Includes 8,744,000 shares of common held directly by Mr. Halden, 2,500,000 shares of common held by Mr. Halden’s spouse, 5,000,000 shares of preferred held directly by Mr. Halden, 6,626,554 shares of common and 611,956 shares of convertible preferred held by Capital Equity Partners, LLC of which Mr. Halden is a member, 5,000,000 shares of common held by Media Advertising Partners LLC of which Mr. Halden is a member and 3,500,000 shares of common held by Arkansas Partners of which Mr. Halden is a partner.

(5)	Includes 8,125,000 shares of common stock and 5,000,000 shares of preferred stock.

Change in Control

There are no present arrangements known to the Company, including any pledge by any person of the Company’s securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2013 and 2012, the Company engaged in related party transactions as follows:

Shareholders made advances of $99,856 and $187,661 during the years ending December 31, 2013 and 2012, respectively.  Shareholders converted advances of $50,000 and $264,500 to common stock during the years ended December 31, 2013 and 2012, respectively.

Item 14. Principal Accountant Fees and Services.

UMED Holdings, Inc. Independent Public Accountant’s Fees

The following table presents fees for professional services rendered by Patrick Rodgers, CPA, PA for the audit of the Company’s financial statements for the year ended December 31, 2012 and Terry Johnson CPA for the year ended December 31, 2013:

	2013	2012
Audit Fees	$17,500	$2,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$1 7,500	$2,500

Audit Fees were for professional services for auditing and reviewing the Company’s financial statements, as well as for consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Pre-Approval Policy for Services of UMED Holdings Independent Auditors

The Board of Directors reviews the Form 10-Q and Form 10-K filings before their filing. In addition, the Board of Directors reviews the audit plans and anticipated fees for audit and tax work prior to the commencement of that work. All fees paid to the independent auditors are pre-approved by the Board of Directors. These services may include audit services, audit-related services, tax services and other services.

There were no services performed by our independent registered public accounting firm of the type described in Item 9(e)(2) of Schedule 14A. Our board of directors acting in the capacity of the Audit Committee considers that the work done for us by Terry Johnson is compatible with maintaining Terry Johnson’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits.

Exhibit No.	Name of Exhibit
3.1**	Articles of Incorporation filed March 13, 2002
3.2**	Amended Articles of Incorporation filed June 7, 2006
3.3**	Amended Articles of Incorporation filed August 18, 2009
3.4**	Amended Articles of Incorporation filed March 23, 2011
3.5**	Bylaws
10.1*	Code of Ethics
10.2*	Agreement and Plan of Merger by end between Dynalyst Manufacturing Corporation and Universal Media Corporation dated August 18, 2009
10.3*	Purchase Agreement between UMED and Mamaki Tea & Extract, Inc. dated May 1, 2012
10.4*	Addendum and Modification to Purchase Agreement between UMED and Mamaki Tea & Extract, Inc. dated December 31, 2012
10.5*	Second Addendum and Modification to Purchase Agreement between UMED and Mamaki Tea & Extract, Inc. dated December 31, 2012
10.6*	Purchase Agreement between UMED and Greenway Innovative Energy, Inc. dated August 29, 2012
10.7*	Purchase Agreement between UMED and Rig Support Services, Inc. dated February 23, 2012
10.8*	Asset Agreement between UMED and JetTech LLC dated October 2, 2011
10.9*	Employment agreement with Kevin Bentley dated May 27, 2011
10.10*	Employment agreement with Randy Moseley dated May 27, 2011
10.11*	Employment agreement with Richard Halden dated May 27, 2011
10.12*	Employment agreement with Raymond Wright dated August 29, 2012
10.13*	Employment with Conrad Greer dated August 29, 2012
10.14*	Consulting agreement with Jabez Capital Group LLC dated May 27, 2011
10.15**	Mamaki of Hawaii, Inc. Promissory Note with Southwest Capital Funding Ltd dated August 17, 2012
10.16*	Modification of Note and Lien between Mamaki of Hawaii, Inc. and Southwest Capital Funding Ltd dated October1, 2012
10.17*	Second Modification of Note and Lien between Mamaki of Hawaii, Inc. and Southwest Capital Funding Ltd dated December 20, 2012
10.18*	Mamaki of Hawaii, Inc. Promissory Note to Robert R. Romer dated August 17, 2012
10.19**	Rig Support Services, Inc. Addendum & Modification to Purchase Agreement
21***	List of Subsidiaries
31.1***	Certification pursuant to Section 13a-14 of CEO
31.2***	Certification pursuant to Section 13a-14 of CFO
32.1***	Certification pursuant to Section 1350 of CEO
32.2***	Certification pursuant to Section 1350 of CFO

* Filed in Form 10 filed on August 28, 2013.
** Filed in Form 10 filed on November 12, 2013
*** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Fort Worth, Texas.

UMED HOLDINGS, INC.

April 14, 2014	By:	/s/ Kevin Bentley
Kevin Bentley
Director, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2014	By:	/s/ Kevin Bentley
Kevin Bentley
Director, Chief Executive Officer

April 14, 2014	By:	/s/ Randy Moseley
Randy Moseley
Director, Chief Financial Officer and Principal Accounting Officer

April 14, 2014	By:	/s/ Richard Halden
Richard Halden
Director, President

April 14, 2014	By:	/s/ Craig Takacs
Craig Takacs
Director

UMED Holdings, Inc.

Financial Statements

Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of
UMED Holdings, Inc.
Fort Worth, Texas

I have audited the accompanying consolidated balance sheets of UMED Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor wasI engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the accompanying consolidated financial statements, the Company has minimal revenues, has incurred losses since inception, and has a negative working capital balance at December 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry Johnson, CPA
Casselberry, Florida
April 10, 2014

UMED HOLDINGS, INC
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012
Assets
Current assets
Cash	$1,442	$195,443
Accounts receivable	1,680
Prepaid expense	53,849	76,198
Total current assets	56,971	271,641

Property, plant and equipment
Land	150,000	150,000
Buildings	871,842	871,842
Property and equipment	1,084,755	988,051
	2,106,597	2,009,893
Less accumulated depreciation	193,596	75,139
	1,913,001	1,934,754
Other assets
Mine properties	100,000	100,000
Investments	90,000	106,000
Total other assets	190,000	206,000
Total assets	$2,159,972	$2,412,395

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$79,855	$1,391
Advances from stockholders	126,403	76,547
Accrued management fees	1,328,826	1,631,655
Accrued expenses	470,984	213,048
Current portion of long term debt	506,579	201,000
Total current liabilities	2,512,647	2,123,641

Long term debt	1,365,604	1,090,831
Less current portion	506,579	201,000
	859,025	889,831

Total liabilities	3,371,672	3,013,472

Stockholders' deficit
Preferred stock, par value $0.0001; 20,000,000 shares authorized,
15,798,894 and 15,738,894 issued and outstanding at December 31, 2013
and December 31, 2012, respectively	1,580	1,574
Common stock, par value $0.0001; 300,000,000 shares authorized
128,911,568 and 125,269,141 issued and outstanding at
December 31, 2013 and 2012, respectively	12,892	12,526
Additional paid-in-capital	2,818,782	2,454,721
Accumulated deficit	(4,044,954)	(3,069,898)
Total stockholders' deficit	(1,211,700)	(601,077)
Total liabilities and stockholders' deficit	$2,159,972	$2,412,395

The accompanying notes are an integral part of these financial statements.

UMED HOLDINGS, INC.
Consolidated Statements of Operations
For the years ended December 31, 2013 and 2012

	2013	2012

Sales	$15,479	$59,257
Cost of sales	96,422	32,221
Gross Profit	(80,943)	27,036

Expenses
General and administrative	618,075	1,441,982
Depreciation	118,457	61,918
	736,532	1,503,850
Operating loss	(817,475)	(1,476,814)

Other income (expense)
Interest expense	(87,281)	(60,727)
Forgiveness of debt	-	645,427
Loss on sale of assets	(70,300)	-
Total other income (expense)	(157,581)	584,700

Net loss before income taxes	(975,056)	(892,114)

Provision for income taxes	-	-

Net loss	$(975,056)	$(892,114)

Loss per share-basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares	127,324,190	118,991,313

The accompanying notes are an integral part of these financial statements.

UMED HOLDINGS, INC.
Consolidated Statements of Stockholders' Deficit

	Preferred Stock		Common Stock
		Par Value		Par Value	Additional		Total
	Number of	0.0001	Number of	0.0001	Paid-In-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2011	15,738,894	$1,574	112,851,670	$11,285	$1,291,216	$(2,177,784)	$(873,709)

Sales of common stock			500,000	50	24,950		25,000

Advances from stockholders'
converted to common stock			4,654,723	465	519,535		520,000

Shares issued for services			1,662,748	166	90,250		90,416

Investment in Rig Support			100,000	10	9,990		10,000

Investment in Mamaki Tea			5,500,000	550	518,780		519,330

Net loss						(892,114)	(892,114)

Balance December 31, 2012	15,738,894	1,574	125,269,141	12,526	2,454,721	(3,069,898)	(601,077)

Sale of common stock			250,000	25	104,969		104,994

Sale of preferred Stock	60,000	6					6

Warrants issued to
Shareholder					500		500

Advances from stockholders'
converted to common stock			877,777	88	91,912		92,000

Shares issued for services			1,764,650	178	129,255		129,433

Investment in Rig Support			750,000	75	37,425		37,500

Net loss						(975,056)	(975,056)

Balance December 31, 2013	15,798,894	$1,580	128,911,568	$12,892	$2,818,782	$(4,044,954)	$(1,211,700)

The accompanying notes are an integral part of these financial statements.

UMED HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2013 and 2012

	2013	2012
Cash Flows from Operating Activities

Net loss	$(975,056)	$(892,114)

Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation	118,457	61,918
Warrants issued	500
Stock issued for services	129,433	90,416
Changes in operating assets and liabilities:
Accounts receivable	(1,680)	0
Prepaid expenses	22,239	(76,198)
Accounts payable	78,464	1,391
Accrued management fees	(302,829)	809,000
Accrued expenses	257,936	123,048

Net cash provided by (used in) operating activities	(672,426)	117,461

Cash Flows from Investing Activities
Purchase of property and equipment	(59,204)	(1,983)
Investment in Mamaki Tea of Hawaii, Inc.	0	(384,528)
Investment in Rig Support	16,000	(6,000)
Investment in G2L Unit	-	-

Net cash used in investing activities	(43,204)	(392,511)

Cash Flows from Financing Activities
Advances from shareholders converted to common stock	171,435	443,160
Increase in notes payable	245,194
Sale of common stock	105,000	25,000

Net cash provided by financing activities	521,629	468,160

Net increase in cash	(194,001)	193,110
Cash beginning of period	195,443	2,333

Cash end of period	$1,442	$195,443

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$70,055	$-
Common stock issued for Rig Support Services, Inc.	$37,500	$10,000
Common stock issued for Mamaki Tea & Extract, Inc.	$-	$185,478

The accompanying notes are an integral part of these financial statements.

UMED COMPANY HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

UMED Holdings, Inc. (“UMED” or the “Company”) was organized on March 13, 2002 under the laws of the State of Texas as Dynalyst Manufacturing Corporation.  On August 18, 2009, in connection with a merger with Universal Media Corporation, a privately held Nevada company, the Company changed its name to “Universal Media Corporation (“Universal Media”).  The company changed its name to UMED Holdings, Inc. on March 23, 2011. See discussion in Note 2 Merger and Recapitalization.

UMED’s mission is to operate as a holding company through the acquisition of businesses as wholly-owned subsidiaries that meet some key requirements: (1) solid management that will not have to be replaced in the near future, (2) the ability to grow with steady growth to follow, and (3) an emphasis on emerging core industry markets, such as energy, metals and agriculture.  It is the Company’s intention to add experienced personnel and select strategic partners to manage and operate the acquired business units.

In September 2010, UMED has acquired 1,440 acres of placer mining claims on Bureau of Land Management land in Mohave County, Arizona. See discussion in Note 1.

In October 2011, UMED has acquired a 49% interest in Jet Regulators, LP, an aircraft maintenance company located at Meacham Field in Fort Worth, Texas.  See discussion in Note 6.

In May 2012, the Company acquired 80% of Mamaki Tea & Extract of Hawaii, Inc., which owns and operates Wood Valley Plantation a 25 acre Mamaki Tea plantation located in the Kau district of the Big Island and lies at the foot of Mauna Loa, the Earth’s largest volcano.  On December 31, 2012, we acquired the remaining 20%. See discussion in Note 4.

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with ASC Topic 360, Property, Plant and Equipment.  An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate.  If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”), which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2013 cash consists of a checking account and money market account held by financial institutions.

Segment Information

ASC 280, Segment Reporting requires use of the management approach model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined that is has one operating segment Mamaki of Hawaii in addition to its corporate activities as of December 31, 2013 and 2012, respectively.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.  All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.  Through December 31, 2013, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.  Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims.  Mine properties are periodically assessed for impairment of value and any diminution in value. The Company had 1,440 acres of placer mining claims as of December 31, 2013 and 2012, respectively, which were acquired in exchange for 5,066,000 shares of common stock valued at a nominal amount of $100,000.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

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

The Company has not engaged in any derivative transactions or hedging activities during the years ended December 31, 2013 and 2012.

 Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended December 31, 2013.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of December 31, 2013, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company has incurred $68,000 in research and development expenses from March 13, 2002 (date of inception) through December 31, 2013.

Accounting for Business Combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. No such changes have been recognized for the years ended December 31, 2013 and 2012.   The fair value of the contingent consideration is based on our estimations of future performance of the business and is determined based on level two observable inputs.

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

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.  The adoption of this standard did not have a material impact on our financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a material effect on its consolidated financial statements.

NOTE 2 - BASIS OF PRESENTATION

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of UMED and its subsidiary (refer below table) are prepared to conform to accounting principles generally accepted in the United States of America.  All significant inter-company accounts and transactions were eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

		Form of	State of
Name of Entity	%	Entity	Incorporation	Relationship
UMED Holdings, Inc.	0	Corporation	Texas	Parent
Mamaki Tea & Extract, Inc.	100%	Corporation	Nevada	Subsidiary
Universal Media Corporation	100%	Corporation	Wyoming	Subsidiary
Greenway Innovative Energy, Inc.	100%	Corporation	Nevada	Subsidiary

NOTE 3 - GOING CONCERN UNCERTAINTIES

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statement, the Company has incurred a deficit of $4,044,954 as of December 31, 2013. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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
                                 1,000,000 shares when Logistix Technology Systems revenues reach $2,500,000 EBITDA
                                 1,500,000 shares when Logistix Technology Systems revenues reach $5,000,000 EBITDA
                                 2,000,000 shares when Logistix Technology Systems revenues reach $12,500,000 EBITDA
                                 3,000,000 shares when Logistix Technology Systems revenues reach $25,000,000 EBITDA

2012 Acquisitions

On May 2, 2012, we acquired 80% of Mamaki Tea & Extract of Hawaii, Inc. to expand our diversification of asset and operations.   Mamaki Tea is a 26 acres operating mamaki tea farm located on the Big Island of Hawaii.  We acquired Mamaki Tea for 5,000,000 shares of the Company’s restricted common stock plus $150,000 of cash.  On December 31, 2012, we acquired the remaining 20% for 500,000 shares of restricted common stock and $127,800 of cash.   The purchase price of $778,430 was allocated to mamaki tree assets in the amount of $750,000 and equipment in the amount of $28,430.  As additional consideration to the Mamaki officers and shareholders, we have agreed to issue shares of restricted common stock at the following Mamaki revenue levels:

                         500,000 shares when Mamaki revenues reach $400,000
                      1,000,000 shares when Mamaki revenues reach $1,000,000
              1,500,000 shares when Mamaki revenues reach $5,000,000
              2,000,000 shares when Mamaki revenues reach $10,000,000
              3,000,000 shares when Mamaki revenues reach $25,000,000

On August 23, 2012, we acquired 100% of Greenway Innovative Energy, Inc. to acquire the intellectual property associated with Gas To Liquid, which converts natural gas to diesel and jet fuel.  We acquired Greenway for 6,000,000 shares of the Company’s restricted common stock, recovered from 1st Resource Ventures #1 LLC.  We have the right to repurchase 50% of the shares within the first 15 months from the date of the agreement, if Greenway does not have a portable Gas to Liquid (GTL) patent on file or Greenway does not have a provisional patent covering the catalytic reaction process.  We have agreed to issue an additional 7,500,000 shares of restricted common stock when the first portable GTL unit is build and becomes operational.  Also, we have agreed to pay Greenway Innovative Energy a 2% royalty on all gross production sales on each unit placed in production.

Mamaki Tea and Greenway were both created at the time of their acquisition by the Company and all of their operating data is included in the 2012 financials.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulate depreciation at December 31, 2013 and 2012, respectively, are summarized as follows:

	Range of
	Lives in	December 31,
	Years	2013	2012
Land		150,000	150,000
Buildings	20	$871,842	$871,842
Mamaki Tea Bushes	20	750,000	750,000
Equipment	5	241,665	220,461
Vehicles	5	15,000	15,000
Logistic software	5	73,500	0
Furniture and fixtures	5	4,590	2,590
		2,106,597	2,009,893
Less accumulate depreciation		(193,596)	(75,139)
		$1,913,001	1,934,754

Depreciation expense		$118,457	$61,918

NOTE 6 – INVESTMENTS

Investments consisted of the following at December 31, 2013 and 2012:

	2013	2012

Jet Tech LLC
In October 2011, the Company acquired a 49% interest in JetTech LLC (Exhibit
10.8), which is an aerospace maintenance operation located at Meacham
Airport in Fort Worth, Texas for 600,000 shares of the Company's restricted
Common Stock. The shares were valued at $.15 per share.	90,000	90,000

Rig Support Services
In February 2012, the Company acquired a 50% interest in Rig Support Services,
Inc. (nka Logistic Technology Services, Inc.) for 600,000 shares of restricted Common Stock (100,000 shares issued at December 31, 2012), which is developing a unique and valuable technology and asset management tool for the oil and gas industry.
This goal of this technology is to provide independent rig owners and operating companies the ability to more accurately view and report on drilling operations, allow for a more streamlined approach to processing purchase orders, receiving parts, saving dollars, and ensuring increased efficiency by significantly decreasing rig down-time due to mechanical break-downs. The investment at December 31,
2012 includes the 100,000 shares valued at $6,000 plus $10,000 in advances.	0	16,000

Total Investments	$90,000	$106,000

NOTE 7 – TERM NOTES PAYABLE

 Term notes payable consisted of the following at December 31, 2013 and 2012:

	2013	2012

Secured note payable dated August 17, 2012 (Southwest Capital
Funding, Ltd.), at 7.7% interest, payable on 15 year amortization schedule
with balance due August 16, 2017	$808,950	$838,358

Secured note payable dated August 17, 2012 (Bob Romer), at 9.0% interest, payable on 15 year amortization schedule with balance due on
August 16, 2015	143,650	149,375

Unsecured note payable dated August 17, 2012 (Bob Romer), monthly
installments of $1,500, including interest at 9.0%, through 2017	95,767	98,750

Secured note payable (John Deere), monthly installments of $4,632,
including interest at 4.9% through December 2016	12,658	4,348

Secured note payable (Individual), due January 16, 2014 including
interest at 15.0%	25,000	-

Secured note payable (Individual), due September 12, 2014, including
interest at 10.0%	25,000	-

Secured note payable (Individual), due March 25, 2014, including
interest at 10.0%	20,000	-

Secured note payable (Individual), due March 28, 2014, including
interest at 10.0%	25,000	-

Unsecured note payable (Individual), due July 28, 2013, including
interest at 10.0%	30,000	-

Secured note payable (Individual), due September 30, 2014,including
Interest at 1.25%	29,579	-

Secured note payable (Individual), due July 18, 2014, including
Interest at 12% plus 1% of Mamaki of Hawaii revenues beginning in the thirteenth month from date of the note until noteholder receives a 50%
total return including interest income	150,000	-

Total	1,365,604	1,090,831
Less current portion	506,579	201,000
Term notes payable-long-term portion	$859,025	$889,831

Accrued interest payable on the term notes payable was $22,141 and $30,169 at December 31, 2013 and 2012, respectively.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2013 and 2012:

	2013	2012

Accrued consulting fees	$130,000	$180,000
Bank over-drafts	12,371	-
Accrued interest expense	22,141	30,168
Other accrued expenses	25,312	-
Accrued wages	281,160	2,880

Total accrued expenses	$470,984	$213,048

NOTE 9 – CAPITAL STRUCTURE

The Company's capital structure is not complex.  The Company is authorized to issue 300,000,000 shares of common stock with a par value of $.0001 per share and 20,000,000 shares of preferred stock with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends if and when declared by the board of directors.

Common Stock

At December 31, 2013, there were 128,911,568 shares of common stock and 15,798,894 shares of preferred stock, respectively, issued and outstanding.

In December 2013, the Company issued 600,000 shares of restricted common stock to a corporation for the conversion of $42,000 in advances to the Company.

In November 2013, the Company issued 45,400 shares of restricted common stock to individuals for services rendered to the Company and valued the shares at $5,903.

In November 2013, the Company issued 120,000 shares of restricted common stock for consulting services and valued the shares at $12,000.

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

In June 2013, the Company issued 92,250 shares of restricted common stock for consulting services and valued the shares at $10,500.

In June 2013, the Company sold 50,000 shares of restricted common stock in a private placement to and individual for $5,000.

In June 2013, the Company issued 277,777 shares of restricted common stock for the conversion to common stock of a $50,000 advance to the company.

In February 2013, the Company issued 1,000,000 shares of restricted common stock for consulting services and valued the shares at $65,275.

In February 2013, the Company issued 750,000 shares to Ryan Wester for 100% ownership of Rig Support Systems, Inc. and valued the shares at $37,500.

In December 2012, the Company issued 2,454,723 shares of restricted common stock for the conversion of $300,000 of advances to the Company.

In December 2012, the Company issued 500,000 shares of restricted common stock for the remaining 20% interest in Mamaki of Hawaii, Inc. and valued the shares at $269,330.

In December 2012, the Company issued 500,000 shares of restricted common stock for the remaining 20% interest in Mamaki of Hawaii, Inc. and valued the shares at $269,330.

In September 2012, the Company issued 1,520,248 shares of restricted common stock for consulting services rendered to the Company and valued the shares at $76,164.

In May 2012, the Company issued 5,000,000 shares of restricted common stock for 89% of Mamaki of Hawaii, Inc. and valued the shares at $250,000.

In May 2012, the Company issued 142,500 shares of restricted common stock to an individual for legal services rendered to the Company and valued the shares at $14,252.

In May 2012, the Company issued 1,700,000 shares of restricted common stock to individuals for the conversion of $170,000 of advances to the Company.

In May 2012, the Company issued 500,000 shares of restricted common stock to an individual for $25,000 cash.

In April 2012, the Company issued 100,000 shares of restricted common stock to Rig Support Services, Inc. towards its investment and valued the shares at $6,000.

In March 2012, the Company issued 500,000 shares of restricted common stock to an individual for the conversion of $50,000 of advances to the Company.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Preferred Stock

At December 31, 2013, there were 15,798,894 shares of preferred stock, respectively, issued and outstanding.  Each preferred share is convertible, at the option of the preferred shareholder, into common stock with 738,894 being convertible at the rate of one preferred share for fifteen shares of common stock and 15,060,000 shares being convertible on a one for one basis, with 15,000,000 shares have voting rights equal to 15 votes per preferred share on all matters voted on by the Company’s shareholders.

In September 2013, the Company issued 60,000 shares of preferred stock to an individual as part of a private placement offering.  These preferred shares are convertible into common stock at the rate of 10 shares of common stock for each share of preferred stock.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Stock Options, Warrants and Other Rights

As of December 31, 2013, the Company has not adopted any employee stock option plans.

In September 2013, the Company issued 60,000 warrants to an investor exercisable at $0.25 per shares.  The Company valued the warrants at $500 based on the Black Scholes method using the assumptions of; exercise price of $0.25 per share; value on date of measurement of $0.12 per share; five year term; computed volatility of 132%; annual dividend of 0; and discount rate of 1.25%.

NOTE 10 – RELATED PARTY TRANSACTIONS

Shareholders made advances of $99,856 and $187,661 during the years ending December 31, 2013 and 2012, respectively.  Shareholders converted advances of $50,000 and $264,500 to common stock during the years ended December 31, 2013 and 2012, respectively.

NOTE 11 – INCOME TAXES

At December 31, 2013 and 2012, the Company had approximately $2.0 million and $3.0 million, respectively, of net operating losses (“NOL”) carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2032.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the years ended December 31:

	2013	2012
Current	$-	$-
Deferred	-	-
Total provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the years ended December 31 to the Company’s effective rate is as follows:

	2013	2012
Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	-	-
Permanent differences and other including surtax exemption	-	-
Valuation allowance	34.0	34.0

Effective tax rate	-%	-%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at December 31:

	2013	2012
Deferred tax assets
Net operating loss carry forwards	$2,044,100	$935,100
Deferred compensation	1,472,700	1,901,500
Other allowances	527,700	232,200
Total	4,044,500	3,069,800
Less valuation allowances	(4,044,500)	(3,069,800)
Deferred tax assets	$-	$-

Deferred tax liabilities
Depreciation and amortization	$-	$-

Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $974,700 and $892,600 for the years ended December 31, 2013 and 2012, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $4,044,500 and $3,069,800 for the years ended December 31, 2013 and 2012, respectively.

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

NOTE 12 – COMMITMENTS

Employment Agreements

In June 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to received 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  At December 31, 2013, management agreed to eliminate $1,221,327of their accrued compensation due under their employment agreements, which reduced general and administration expense by $321,328 for the year ended December 31, 2013. During the year ended December 31, 2012, the Company accrued $720,000 as management fees in accordance with the terms of these agreements.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. At December 31, 2013, Greenway’s management agreed to eliminate $107,500 of their accrued compensation due under their employment agreements, which reduced general and administration expense by $107,500 for the year ended December 31, 2013. During the year ended December 31, 2012, the Company accrued $60,000 as management fees in accordance with the terms of these agreements.

Leases

The Company was committed on a lease for 3,500 square feet of office space through August 2012 at the rate of $5,800 per month. Subsequent to August 2012, the Company continued to lease this space on a month-to-month basis at the rate of $6,400 per month.  During the years ended December 31, 2013 and 2012, the Company paid $76,800 and $69,600, respectively, in rent expense.

Legal

In the ordinary course of business, we may be subject to legal proceedings involving contractual and employment relationships, liability claims and a variety of other matters. Although the results of these other legal proceeding cannot be predicted with certainty, we do not believe that the final outcome of these matters should have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

The table below illustrates the Company’s results for the reporting segment for the year ended December 31, 2013:
	Mamaki Tea	Other	Total

Sales	$15,479	$0	$15,479
Cost of sales	96,422	0	96,422
	(80,943)	0	(80,943)

General and administration expense	528,441	89,634	618,075
Depreciation expense	118,061	396	118,457
Operating loss	(727,445)	(90,030)	(817,475)

Other income (expense)
Interest expense	(84,876)	(2,405)	(87,281)
Loss on sale of assets	(70,300)	0	(70,300)
Total Other income	(155,176)	(2,405)	(157,581)

Net loss	$(882,621)	$(92,435)	$(975,056)

	Mamaki Tea 12-31- 2013	Other 12-31-2013	Total 12-31-2013

Total assets	$1,882,468	$277,504	$2,159,972
Total liabilities	$1,687,487	$1,684,185	$3,371,672

The table below illustrates the Company’s results for the reporting segment for the year ended December 31, 2012, as the reporting unit was acquired at its inception in May 2012:

	Mamaki Tea	Other	Total

Sales	$59,257	$0	$59,257
Cost of sales	94,089	0	94,089
	(34,832)	0	(34,832)

General and administration expense	228,073	1,213,909	1,441,982
Operating loss	(262,905)	(1,213,909)	(1,476,814)

Other income (expense)
Interest expense	(60,727)	0	(60,727)
Forgiveness of debt	443,927	201,500	645,427
Total Other income	383,200	201,500	584,700

Net income (loss)	$120,295	$(1,012,409)	$(892,114)

	Mamaki Tea 12-31- 2012	Other 12-31-2012	Total 12-31-2012

Total assets	$2,052,997	$359,398	$2,412,395
Total liabilities	$1,154,271	$1,859,201	$3,013,472

NOTE 14 – SUBSEQUENT EVENTS

During the period from January 1, 2014 through April 3, 2014, the Company issued 1,736,540 shares of restricted common stock for conversion of $162,500 in advances from shareholder.

On January 31, 2014, the Company issued 634,652 shares of restricted common stock for services rendered.  The shares were valued at $70,500, or $0.11 per share.

On February 6, 2014, the Company issued 100,000 shares of restricted common stock for services rendered.  The shares were valued at $10,000, or $0.10 per share.

On February 6, 2014, the Company issued 600,000 shares of restricted common stock for the conversion of 60,000 shares of preferred stock at the conversion rate of 10 shares of restricted common stock for each share of preferred stock.

On March 12, 2014, the Company issued 500,000 shares of restricted common stock for legal services rendered.  The shares were valued at $50,000, or $0.10 per share.

On March 25, 2014, the Company issued 160,000 shares of restricted common stock for services rendered.  The shares were valued at $16,000, or $0.10 per share.