Form 10-Q
period 2014-03-31
UMED HOLDINGS, INC.
filed 2014-05-19
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

☐ Yes ☑  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of April 24, 2014 was 132,911,390.  The number of shares of issuer’s preferred stock, par value $0.0001 per share, outstanding as of April 24, 2014 was 15,738,894.  The registrant has no other classes of securities outstanding.

UMED HOLDINGS, INC.

UMED HOLDINGS, INC.
Consolidated Balance Sheet

	March 31,	December 31,
	2014	2013
	Unaudited
Assets
Current Assets
Cash	$1,873	$1,442
Accounts receivable	1,680	1,680
Prepaid expenses	50,658	53,849
Total Current Assets	54,211	56,971

Fixed assets
Land	150,000	150,000
Buildings	871,842	871,842
Property & equipment	1,084,755	1,084,755
	2,106,597	2,106,597
Less depreciation	223,433	193,596
	1,883,164	1,913,001
Other Assets
Mine properties	100,000	100,000
Investments	90,000	90,000
Total Other Assets	190,000	190,000
Total Assets	$2,127,375	$2,159,972

Liabilities & Stockholders' (Deficit)
Current Liabilities
Accounts payable	$90,583	$79,855
Advances from stockholders	45,626	126,403
Accrued management fees	1,463,827	1,328,826
Accrued expenses	528,962	470,984
Current portion of long term debt	480,313	506,579
Total Current Liabilities	2,609,311	2,123,647

Long Term Debt	1,324,052	1,365,604
Less current portion	480,313	506,579
	843,739	859,025
Total Liabilities	3,453,050	3,371,672

Stockholders’ Equity
Preferred stock, 20,000,000 shares authorized, par value $0.0001,
15,738,894 issued and outstanding at March 31, 2014 and
15,798,894 at December 31, 2013, respectively	1,574	1,580
Common stock 300,000,000 shares authorized, par value $0.0001,
132,911,390 and 128,911,568 issued and outstanding at
March 31, 2014 and December 31, 2013, respectively	13,292	12,892
Additional paid-in capital	3,170,387	2,818,782
Accumulated deficit	(4,510,928)	(4,044,954)
Total Stockholders' Equity	(1,325,675)	(1,211,700)
Total Liabilities & Stockholders' Equity	$2,127,375	$2,159,972

The accompanying notes are an integral part of these financial statements

UMED HOLDINGS, INC.
Consolidated Statements of Operations – Unaudited
For the three months ended March 31, 2014 and 2013

	2014	2013

Sales	$7,882	$5,804
Cost of sales, exclusive of depreciation shown separately below	11,487	35,477
Gross Profit	(3,605)	(29,673)

Expenses
General and administrative	397,076	557,316
Depreciation	29,838	29,189
Total Expense	426,914	586,505

Operating loss	(430,519)	(616,178)

Other income (expenses)
Interest expense	(35,455)	(23,523)
Total other income (expense)	(35,455)	(23,523)

Loss before provision for income taxes	(465,974)	(639,701)
Provision for income taxes	0	0
Net loss	$(465,974)	$(639,701)

Net loss per share;
Basic and diluted net income
(loss) per share	$(0.01)	$(0.01)

Weighted average shares
Outstanding;
Basic and diluted	132,511,001	125,852,744

See accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
For the three months ended March 31, 2014 and 2013

	2014	2013
Cash Flows from Operating Activities
Net (Loss)	$(465,974)	$(639,701)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	29,837	29,188
Stock issued for services	86,030	65,275
Changes in operating assets and liabilities:
Accounts receivables	-	(4,729)
Prepaid expenses	3,191	7,145
Accounts payable	10,728	(1,391)
Accrued management fees	135001	225,999
Accrued expenses	57,978	76,741

Net Cash Provided by (Used in) Operating Activities	(143,209)	(241,473)

Cash Flows (Used in) Investing Activities
Purchase of property and equipment	0	(12,632)
Net Cash Provided (Used)in Investing Activities	0	(12,632)

Cash Flows from (Used in) Financing Activities
Advances from shareholders converted to common stock	71,887	87,642
Increase (decrease) in notes payable	(41,552)	16,910
Proceeds from sale of common stock	113,305	0
Net Cash Provided by (Used in) Financing Activities	143,640	104,552

Net Increase (Decrease) in Cash	431	(149,553)
Cash Beginning of Period	1,442	195,443
Cash End of Period	$1,873	$45,890

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$26,209	$21,764
Common stock issued for Rig Support, Inc.	$0	$37,500

The accompanying notes are an integral part of these financial statements

UMED COMPANY HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statement, the Company has incurred a deficit of $4,510,928 as of March 31, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2014, cash consists of a checking account and money market account held by financial institutions.

Segment Information

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined that is has one operating segment, Mamaki of Hawaii, in addition to its corporate activities as of March 31, 2014 and 2013 and December 31, 2013, respectively.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.  All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.  Through March 31, 2014, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.  Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims.  Mine properties are periodically assessed for impairment of value and any diminution in value. The Company had 1,440 acres of placer mining claims as of March 31, 2014, which were acquired in December 2010 in exchange for 5,066,000 shares of common stock valued at a nominal $100,000.

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

The Company has not engaged in any derivative transactions or hedging activities during the three months ended March 31, 2014.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2014.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended March 31, 2014.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of March 31, 2014, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company  incurred research and development expenses of $52,500 during the three months ended March 31, 2014 and $227,275 from March 13, 2002 (date of inception) through March 31, 2014.

Accounting for Business Combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. No such changes have been recognized for the three months ended March 31, 2014 and the year ended December 31, 2013.   The fair value of the contingent consideration is based on our estimations of future performance of the business and is determined based on level two observable inputs.

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
                                 1,000,000 shares when Logistix Technology Systems revenues reach $2,500,000 EBITDA
                                 1,500,000 shares when Logistix Technology Systems revenues reach $5,000,000 EBITDA
                                 2,000,000 shares when Logistix Technology Systems revenues reach $12,500,000 EBITDA
                                 3,000,000 shares when Logistix Technology Systems revenues reach $25,000,000 EBITDA

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulate depreciation at March 31, 2014 and December 31, 2013, respectively, are summarized as follows:

	Range of
	Lives in	March 31, December 31,
	Years	2014	2013
Land		$150,000	$150,000
Buildings	20	871,842	871,842
Mamaki Tea Bushes	20	750,000	750,000
Equipment	5	241,665	241,665
Vehicles	5	15,000	15,000
Logistic software	5	73,500	73,500
Furniture and fixtures	5	4,590	4,590
		2,106,597	2,106,597
Less accumulate depreciation		(223,433)	(193,596)
		$1,883,164	1,913,001

Depreciation expense		$29,838	$118,457

NOTE 6 – INVESTMENTS

Investments consisted of the following at March 31, 2014 and December 31, 2013;

	2014	2013

Jet Tech LLC In October 2011, the Company acquired a 49% interest in JetTech LLC (Exhibit 10.8) which is an aerospace maintenance operation located at Meacham Airport in Fort Worth, Texas for 600,000 shares of the Company’s restricted common stock. The shares were valued at $.15 per share.	90,000	90,000

TOTAL INVESTMENTS	$ 90,000	$90,000

NOTE 7 – TERM NOTES PAYABLE

Term notes payable consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Secured note payable dated August 17, 2013 (Southwest Capital
Funding, Ltd.), at 7.7% interest, payable on 15 year amortization schedule
with balance due August 16, 2017	$798,369	$808,950

Secured note payable dated August 17, 2013 (Bob Romer), at 9.0% interest, payable on 15 year amortization schedule with balance due on
August 16, 2015	141,373	143,650

Unsecured note payable dated August 17, 2013 (Bob Romer), monthly
installments of $1,500, including interest at 9.0%, through 2017	94,247	95,767

Secured note payable (John Deere), monthly installments of $4,632,
including interest at 4.9% through December 2016	11,750	12,658

Secured note payable (Individual), due January 16, 2014 including
interest at 15.0%	25,000	25,000

Secured note payable (Individual), due September 12, 2014, including
interest at 10.0%	25,000	25,000

Secured note payable (Individual), due March 25, 2014, including
interest at 10.0%	20,000	20,000

Secured note payable (Individual), due March 28, 2014, including
interest at 10.0%	15,000	25,000

Unsecured note payable (Individual), due July 28, 2013, including
interest at 10.0%	30,000	30,000

Unsecured note payable (Individual), due July 28, 2014, including
interest at 1.25%	13,313	29,579

Secured note payable (Individual), due July 18, 2014, including
Interest at 12% plus 1% of Mamaki of Hawaii revenues beginning in the thirteenth month from date of the note until noteholder receives a 50%
total return including interest income	150,000	150,000

Total	1,324,052	1,365,604
Less current portion	480,313	506,579
Term notes payable-long-term portion	$843,739	$859,025

Accrued interest payable on the term notes payable was $23,076 and $22,141 at March 31, 2014 and December 31, 2013, respectively.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Accrued consulting fees	$141,250	$130,000
Bank overdraft	4,461	12,371
Accrued interest expense	23,076	22,141
Other accrued expenses	46,700	25,312
Accrued wages	313,475	281,160
Total accrued expenses	$528,962	$470,984

NOTE 9 – CAPITAL STRUCTURE

The Company's capital structure is not complex.  The Company is authorized to issue 300,000,000 shares of common stock with a par value of $.0001 per share and 20,000,000 shares of preferred stock with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Common Stock

At March 31, 2014, there were 132,911,390 shares of common stock and 15,738,894 shares of preferred stock, respectively, issued and outstanding.

During the period from January 1, 2014 through March 31, 2014, the Company issued 1,736,540 shares of restricted common stock for conversion of $162,500 in advances from shareholder.

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

On March 26, 2014, the Company entered into a subscription agreement with an individual and sold 269,230 shares of restricted common stock for $35,000 cash, or $0.13 per share.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Preferred Stock

At March 31, 2014, there were 15,738,894 shares of preferred stock issued and outstanding. Each preferred shares is convertible, at the option of the preferred shareholder, into common stock with 738,894 being convertible at the rate of one preferred share for fifteen shares of common stock, 15,000,000 shares being convertible on a one for one basis (the 15,000,000 shares have voting rights equal to 15 votes per preferred share on all matters voted on by the Company’s shareholders).

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Stock options, warrants and other rights

As of March 31, 2014, the Company has not adopted any employee stock option plans.

NOTE 11 – INCOME TAXES

At March 31, 2014 and December 31, 2013, the Company had approximately $2.3 million and $2.0 million, respectively, of net operating losses (“NOL”) carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2033.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the three months ended March 31, 2014 and the year ended December 31, 2013:

	2014	2013

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended March 31, 2014 and the year ended December 31, 2013 the Company’s effective rate is as follows:

	2014	2013

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(0.0)	(0.0)
Permanent differences and other including surtax exemption	0.0	0.0
Valuation allowance	34.0	34.0
Effective tax rate	0%	0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at March 31, 2014 and December 31, 2013:

	2014	2013
Deferred tax assets
Net operating loss carry forwards	$2,276,300	$2,044,100
Deferred compensation	1,608,200	1,472,700
Other allowances	625,900	527,700
Total	4,510,400	4,044,500
Less valuation allowance	(4,510,400)	(4,044,500)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $465,900 and $974,700 for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $4,510,400 and $4,044,500 at March 31, 2014 and December 31, 2013, respectively.

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

NOTE 12 – COMMITMENTS

Employment Agreements

In September 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to received 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the three months ended March 31, 2014 and 2013, the Company accrued $135,000 and $270,000, respectively, as management fees in accordance with the terms of these agreements.

Leases

The Company is committed on a lease for 3,500 square feet of office space on a month-to-month basis at $6,400 per month. During the three months ended March 31, 2014 and 2013, the Company paid $19,200, respectively, in rent expense.

Legal

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

The table below illustrates the Company’s results for the reporting segment for the three months ended March 31, 2014 and 2013, respectively:

	2014	2013

Sales	$7,882	$5,804
Cost of sales	11,487	35,477
Gross Profit	(3,605)	(29,672)

General and administration expense	99,132	106,763
Depreciation expense	29,739	29,090
Operating loss	(132,476)	(165,525)

Other income (expense)
Interest expense	(34,267)	(23,523)

Net loss	$(166,743)	$(189,048)

	March 31, 2014	March 31, 2013

Total assets	$1,861,111	$2,015,439
Total liabilities	$1,981,972	$1,993,935

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

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report, which have been prepared assuming that we will continue as a going concern, and in conjunction with our Annual Form 10-K filed on April 14, 2014.  As discussed in Note 2 to the condensed consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 2 to the condensed consolidated financial statements.  This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

The Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2014 without raising additional debt or equity capital.  There can be no assurance that the Company will raise additional debt or equity capital.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues for the three months ended March 31, 2014 and 2013 were $7,882 and $5,804, respectively. The revenues were primarily from the Company’s mamaki tea operations.    We reported net losses during the three months ended March 31, 2014 and 2013 of $465,974 and $639,701, respectively.

The following chart summarizes operating expenses and other income and expenses for the three months ended March 31, 2014 and 2013:

	2014	2013

General and administrative	$397,076	$557,316
Depreciation and amortization	29,838	29,189
Net interest expense	35,455	23,523

The table below illustrates the Company’s results for the Mamaki Tea reporting segment for the three months ended March 31, 2014 and 2013, respectively:

	2014	2013

Sales	$7,882	$5,804
Cost of sales	11,487	35,477
Gross Profit	(3,605)	(29,672)

General and administration expense	99,132	106,763
Depreciation expense	29,739	29,090
Operating loss	(132,476)	(165,525)

Other income (expense)
Interest expense	(34,267)	(23,523)

Net loss	$(166,743)	$(189,048)

	March 31, 2014	March 31, 2013

Total assets	$1,861,111	$2,015,439
Total liabilities	$1,981,972	$1,993,935

For the three months ended March 31, 2014, general and administrative costs consisted primarily of management and consulting fees of $218,056, contract labor of $30,667, rent expense of 16,400, legal expenses of $50,000, auditing expenses of $12,500 and research of $52,500.

For the three months ended March 31, 2013, general and administrative costs consisted primarily of management and consulting fees of $405,439, contract labor of $66,105, legal fees of $13,865, Rent expense of 19,200, travel expenses of $34,138 and auditing expenses of $10,000.

Net loss was $465,974 or $0.01 per basic and diluted earnings per share for the three months ended March 31, 2014 compared to $639,701 or $0.01 per share for the three months ended March 31, 2013. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 132,511,001 for the three months ended March 31, 2014 and 125,852,744 for the three months ended March 31, 2013.

  Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the three months ended March 31:

(thousands)	2014	2013
Cash provided by (used for):
Operating activities	$(143,209)	$(241,473)
Investing activities	0	(12,632)
Financing activities	143,640	104,552
Increase (decrease) in cash and cash equivalents	$431	$(149,553)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $465,974 and $639,701 respectively, for the three months ended March 31, 2014 and 2013 and had an accumulated deficit of $4,510,928 as of March 31, 2014.  We have managed our liquidity during the three months ended March 31, 2014 through the sale of common stock, shareholder advances and notes payable.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The general business strategy of the Company is to first develop the mamaki tea farm to provide the source of revenue to maintain the Company’s viability, while seeking capital to construct the first portable GTL Unit and explore and research its existing mining leases properties.  As shown in the accompanying consolidated financial statement, the Company has incurred a cumulative deficit of $4,510,928 and $4,044,954 as of March 31, 2014 and December 31, 2013, respectively. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Commitments

Employment Contracts

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to received 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the three months ended March 31, 2014 and 2013, the Company accrued $135,000 and $270,000, respectively, as management fees in accordance with the terms of these agreements.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

The Company believes that the effect of inflation has not been material during the three months ended March 31, 2014.

Critical Accounting Policies

The Company’s critical accounting policies are identified in the Company’s Form 10 filed on November 13, 2013 in   Management’s Discussion and Analysis of Financial Condition and Results of Operations   under the heading “Critical Accounting Policies.” There were no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2014.

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

In March 2014, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2014 who communicated the matters to our management and board of directors.

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

We will  continue to monitor and  evaluate  the  effectiveness  of our internal controls and procedures and our  internal  control  over  financial reporting on an ongoing  basis and are  committed to taking  further  action and implementing additional enhancements or improvements,  as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A.  Risk Factors

Not required by small reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from January 1, 2014 through March 31, 2014, the Company issued 1,736,540 shares of restricted common stock for conversion of $162,500 in advances from shareholder.

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

On March 26, 2014, the Company entered into a subscription agreement with an individual and sold 269,230 shares of restricted common stock for $35,000 cash, or $0.13 per share.

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

UMED HOLDINGS, INC.

Date: May 19, 2014	By:	/s/ Kevin Bentley
Its: Chief Executive Officer and President

Date: May 19, 2014	By:	/s/ Randy Moseley
Its: Chief Financial Officer