Form 10-Q
period 2014-06-30
UMED HOLDINGS, INC.
filed 2014-08-14
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

☐ Yes ☑  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of August 1, 2014 was 140,381,693.  The number of shares of issuer’s preferred stock, par value $0.0001 per share, outstanding as of August 1, 2014 was 15,738,894.  The registrant has no other classes of securities outstanding.

UMED HOLDINGS, INC.

UMED HOLDINGS, INC.
Consolidated Balance Sheet

	June 30,	December 31,
	2014	2013
	Unaudited
Assets
Current Assets
Cash	$16,215	$1,442
Accounts receivable	0	1,680
Prepaid expenses	43,319	53,849
Total Current Assets	59,534	56,971

Fixed assets
Land	150,000	150,000
Buildings	871,842	871,842
Property & equipment	1,084,755	1,084,755
	2,106,597	2,106,597
Less depreciation	253,271	193,596
	1,853,326	1,913,001
Other Assets
Mine properties	100,000	100,000
Investments	90,000	90,000
Total Other Assets	190,000	190,000
Total Assets	$2,102,860	$2,159,972

Liabilities & Stockholders' (Deficit)
Current Liabilities
Accounts payable	$54,507	$79,855
Advances from stockholders	108,000	126,403
Accrued management fees	1,566,677	1,328,826
Accrued expenses	626,407	470,984
Current portion of long term debt	491,001	506,579
Total Current Liabilities	2,846,592	2,512,647

Long Term Debt	1,328,506	1,365,604
Less current portion	491,001	506,579
	837,505	859,025
Total Liabilities	3,684,097	3,371,672

Stockholders’ Equity
Preferred stock, 20,000,000 shares authorized, par value $0.0001,
15,738,894 issued and outstanding at June 30, 2014 and
15,798,894 at December 31, 2013, respectively	1,574	1,580
Common stock 300,000,000 shares authorized, par value $0.0001,
137,263,511 and 128,911,568 issued and outstanding at
June 30, 2014 and December 31, 2013, respectively	13,727	12,892
Additional paid-in capital	3,668,952	2,818,782
Accumulated deficit	(5,265,490)	(4,044,954)
Total Stockholders' Equity	(1,581,237)	(1,211,700)
Total Liabilities & Stockholders' Equity	$2,102,860	$2,159,972

The accompanying notes are an integral part of these financial statements

UMED HOLDINGS, INC.
Consolidated Statements of Operations – Unaudited
For the three and six months ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$4,103	$3,019	$11,985	$8,823
Cost of sales	(5,613)	43,253	(17,100)	78,730
Gross Profit	(1,510)	(40,234)	(5,115)	(69,907)

Expenses
General and administrative	679,973	515,163	1,077,049	1,072,479
Depreciation	29,838	29,538	59,676	58,727
Total Expense	709,811	544,701	1,136,725	1,131,206

Operating loss	(711,321)	(584,935)	(1,141,840)	(1,201,113)

Other income (expenses)
Interest expense	(43,241)	(24,121)	(78,696)	(47,644)
Total other income (expense)	(43,241)	(24,121)	(78,696)	(47,644)

Loss before provision for income taxes	(754,562)	(609,056)	(1,220,536)	(1,248,757)
Provision for income taxes	0	0	0	0
Net loss	$(754,562)	$(609,056)	$(1,220,536)	$(1,248,757)

Net loss per share;
Basic and diluted net income
(loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares
Outstanding;
Basic and diluted	133,873,117	126,505,812	133,873,117	126,505,812

See accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
For the six months ended June 30, 2014 and 2013

	2014	2013
Cash Flows from Operating Activities
Net (Loss)	$(1,220,536)	$(1,248,757)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	59,675	58,727
Stock issued for services	248,530	75,775
Changes in operating assets and liabilities:
Accounts receivables	1,680	(5,008)
Prepaid expenses	10,530	15,384
Accounts payable	(25,348)	(1,391)
Accrued management fees	237,851	458,000
Accrued expenses	155,423	247,169

Net Cash Provided by (Used in) Operating Activities	(532,195)	(400,101)

Cash Flows (Used in) Investing Activities
Purchase of property and equipment	0	(32,429)
Net Cash Provided (Used)in Investing Activities	0	(32,429)

Cash Flows from (Used in) Financing Activities
Advances from shareholders converted to common stock	361,761	142,210
Increase (decrease) in notes payable	(37,098)	90,471
Proceeds from sale of common stock	222,305	5,000
Net Cash Provided by (Used in) Financing Activities	546,968	237,681

Net Increase (Decrease) in Cash	14,773	(194,849)
Cash Beginning of Period	1,442	195,443
Cash End of Period	$16,215	$594

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$49,009	$31,970
Common stock issued for Rig Support, Inc.	$0	$37,500

The accompanying notes are an integral part of these financial statements

UMED COMPANY HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statement, the Company has incurred a deficit of $5,265,490 as of June 30, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2014, cash consists of a checking account and money market account held by financial institutions.

Segment Information

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined that is has one operating segment, Mamaki of Hawaii, in addition to its corporate activities as of June 30, 2014 and 2013 and December 31, 2013, respectively.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.  All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.  Through June 30, 2014, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.  Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims.  Mine properties are periodically assessed for impairment of value and any diminution in value. The Company had 1,440 acres of placer mining claims as of June 30, 2014, which were acquired in December 2010 in exchange for 5,066,000 shares of common stock valued at a nominal $100,000.

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

The Company has not engaged in any derivative transactions or hedging activities during the six months ended June 30, 2014.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended June 30, 2014.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of June 30, 2014, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $157,500 during the six months ended June 30, 2014 and $330,275 from March 13, 2002 (date of inception) through June 30, 2014.

Accounting for Business Combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. No such changes have been recognized for the six months ended June 30, 2014 and the year ended December 31, 2013.   The fair value of the contingent consideration is based on our estimations of future performance of the business and is determined based on level two observable inputs.

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

NOTE 4 – ACQUISITIONS

2013 Acquisitions

In August 2012, the Company acquired 50% of Rig Support Group, Inc., (nka Logistix Technology Systems, Inc.) which has implemented a unique and valuable technology and asset management Tool for the Oil and Gas Industry for 100,000 shares of restricted common stock.  In February 2013, we acquired the remaining 50% for 500,000 shares of restricted common stock.  This tool will not only provide independent rig owners and operating companies the ability to more accurately view and report on drilling operations, it will also allow for a more streamlined approach to processing purchase orders, receiving parts, saving dollars And ensuring increased efficiency by significantly decreasing rig down-time due to mechanical break-downs.    The purchase price of $47,500 was allocated to software assets.  As additional consideration to the Logistix Technology Systems officer and sole shareholder, we agreed to issue additional shares of restricted common stock based on certain revenue milestones, however the officer resigned from the company and such milestone earn-outs were terminated.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulate depreciation at June 30, 2014 and December 31, 2013, respectively, are summarized as follows:

	Range of
	Lives in	June 30,	December 31,
	Years	2014	2013
Land		$150,000	$150,000
Buildings	20	871,842	871,842
Mamaki Tea Bushes	20	750,000	750,000
Equipment	5	241,665	241,665
Vehicles	5	15,000	15,000
Logistic software	5	73,500	73,500
Furniture and fixtures	5	4,590	4,590
		2,106,597	2,106,597
Less accumulate depreciation		(253,271)	(193,596)
		$1,853,326	1,913,001

Depreciation expense		$59,676	$118,457

NOTE 6 – INVESTMENTS

Investments consisted of the following at June 30, 2014 and December 31, 2013;

	June 30,	December 31,
	2014	2013
Jet Tech LLC In October 2011, the Company acquired a 49% interest in JetTech LLC which is an aerospace maintenance operation located at Meacham Airport in Fort Worth, Texas for 600,000 shares of the Company’s restricted common stock. The shares were valued at $.15 per share.	$90,000	$90,000

TOTAL INVESTMENTS	$90,000	$90,000

NOTE 7 – TERM NOTES PAYABLE

Term notes payable consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Secured note payable dated August 17, 2013 (Southwest Capital
Funding, Ltd.), at 7.7% interest, payable on 15 year amortization schedule
with balance due August 16, 2017	$793,120	$808,950

Secured note payable dated August 17, 2013 (Bob Romer), at 9.0% interest, payable on 15 year amortization schedule with balance due on
August 16, 2015	141,506	143,650

Unsecured note payable dated August 17, 2013 (Bob Romer), monthly
installments of $1,500, including interest at 9.0%, through 2017	94,337	95,767

Secured note payable (John Deere), monthly installments of $4,632,
including interest at 4.9% through December 2016	10,542	12,658

Secured note payable (Individual), due January 16, 2014 including
interest at 15.0%	25,000	25,000

Secured note payable (Individual), due September 12, 2014, including
interest at 10.0%	25,000	25,000

Secured note payable (Individual), due March 25, 2014, including
interest at 10.0%	20,000	20,000

Secured note payable (Individual), due March 28, 2014, including
interest at 10.0%	15,000	25,000

Unsecured note payable (Individual), due July 28, 2013, including
interest at 10.0%	30,000	30,000

Unsecured note payable (Individual), due July 28, 2014, including
interest at 1.25%	24,001	29,579

Secured note payable (Individual), due July 18, 2014, including
Interest at 12% plus 1% of Mamaki of Hawaii revenues beginning in the thirteenth month from date of the note until noteholder receives a 50%
total return including interest income	150,000	150,000

Total	1,328,506	1,365,604
Less current portion	491,001	506,579
Term notes payable-long-term portion	$837,505	$859,025

Accrued interest payable on the term notes payable was $34,782 and $22,141 at June 30, 2014 and December 31, 2013, respectively.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2014 and December 31, 2013:
	June 30,	December 31,
	2014	2013

Accrued consulting fees	$149,300	$130,000
Bank overdraft	4,495	12,371
Accrued interest expense	34,782	22,141
Other accrued expenses	49,800	25,312
Accrued wages	388,030	281,160
Total accrued expenses	$626,407	$470,984

NOTE 9 – CAPITAL STRUCTURE

The Company's capital structure is not complex.  The Company is authorized to issue 300,000,000 shares of common stock with a par value of $.0001 per share and 20,000,000 shares of preferred stock with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Common Stock

At June 30, 2014, there were 137,263,511shares of common stock and 15,738,894 shares of preferred stock, respectively, issued and outstanding.

During the period from April 1, 2014 through June 30, 2014, the Company issued 2,216,233 shares of restricted common stock for conversion of $227,500 in advances from shareholder, or $0.103 per share.

During the period from April 1, 2104 through June 30, 2104, the Company issued 1,645,000 shares of restricted common stock for services rendered.  The shares were valued at $164,500, or $0.10 per share.

During the period from April 1, 2104 through June 30, 2014, the Company entered into subscription agreements with individuals and sold 490,888 shares of restricted common stock for $107,000 cash, or $0.218 per share.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Preferred Stock

At June 30, 2014, there were 15,738,894 shares of preferred stock issued and outstanding. Each preferred shares is convertible, at the option of the preferred shareholder, into common stock with 738,894 being convertible at the rate of one preferred share for fifteen shares of common stock, 15,000,000 shares being convertible on a one for one basis (the 15,000,000 shares have voting rights equal to 15 votes per preferred share on all matters voted on by the Company’s shareholders).

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Stock options, warrants and other rights

As of June 30, 2014, the Company has not adopted any employee stock option plans.

NOTE 11 – INCOME TAXES

At June 30, 2014 and December 31, 2013, the Company had approximately $2.7 million and $2.0 million, respectively, of net operating losses (“NOL”) carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2033.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the six months ended June 30, 2014 and the year ended December 31, 2013:

	2014	2013

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the six months ended June 30, 2014 and the year ended December 31, 2013 the Company’s effective rate is as follows:

	2014		2013

Federal statutory rate	(34.0	) %	(34.0	) %
State tax, net of federal benefit	(0.0)		(0.0)
Permanent differences and other including surtax exemption	0.0		0.0
Valuation allowance	34.0		34.0
Effective tax rate	0%		0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at June 30, 2014 and December 31, 2013:

	2014	2013
Deferred tax assets
Net operating loss carry forwards	$2,727,500	$2,044,100
Deferred compensation	1,736,500	1,472,700
Other allowances	801,000	527,700
Total	5,265,000	4,044,500
Less valuation allowance	(5,265,000)	(4,044,500)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $1,220,500 and $974,700 for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $5,265,000 and $4,044,500 at June 30, 2014 and December 31, 2013, respectively.

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

NOTE 12 – COMMITMENTS

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to received 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the six months ended June 30, 2014 and 2013, the Company accrued $225,000 and $450,000, respectively, as management fees in accordance with the terms of these agreements.

Leases

The Company is committed on a lease for 3,500 square feet of office space on a month-to-month basis at $6,400 per month. During the six months ended June 30, 2014 and 2013, the Company paid $38,400, respectively, in rent expense.

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

The table below illustrates the Company’s results for the reporting segment for the six months ended June 30, 2014 and 2013, respectively:

	2014	2013

Sales	$11,985	$8,823
Cost of sales	17,100	137,259
Gross Profit	(5,115)	(128,436)

General and administration expense	221,908	208,970
Depreciation expense	59,478	59,478
Operating loss	(286,501)	(396,884)

Other income (expense)
Interest expense	(77,196)	(47,644)

Net loss	$(363,697)	$(444,528)

	June 30, 2014	June 30, 2013

Total assets	$1,861,111	$1,961,363
Total liabilities	$1,981,972	$1,810,931

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

Energy Interest

In August 2012, UMED acquired Greenway Innovative Energy, Inc., filed a patent application, and is conducting research on Gas-to-Liquid (“GTL”) technology.  In the fourth quarter of 2013, Greenway Innovative Energy was issued US Patent 8,574,501 covering its mobile Gas-to-Liquids (“GTL”) conversion unit for the purpose of converting natural gas to clean synthetic fuels.  The Technology is based upon the Fischer-Tropsch (“FT”) conversion system that has been operational in various locations throughout the world since the early 1930s.  Thousands of FT systems have operated during the last 80 years, being most notably responsible for driving energy economies of wartime Nazi Germany and Imperial Japan.  More recently, and for a more sustained period, FT has been responsible for providing much of the motive energy required to meet the needs of the Republic of South Africa, a country recognized as having pushed FT technology much further than any other nation since the development of the process.

Greenway’s patent and research have been centered on developing a portable production-scale FT system (“the Portable Technology”) to accommodate the needs of smaller gas plays that are increasingly beginning to characterize natural gas production within the US and elsewhere.  The Company is currently seeking funding of $20,000,000 to build the initial (2,000 BPD) GTL unit near an existing pipeline.

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

Technology Systems Services

In August 2012, the Company acquired 50% of Rig Support Group, Inc., (nka Logistix Technology Systems, Inc.) which is developing a unique and valuable technology and asset management Tool for the Oil and Gas Industry for 100,000 shares of restricted common stock.  In February 2013, we acquired the remaining 50% for 500,000 shares of restricted common stock.  This tool is designed to provide independent rig owners and operating companies the ability to more accurately view and report on drilling operations and allow for a more streamlined approach to processing purchase orders, receiving parts, saving dollars to ensure increased efficiency by significantly decreasing rig down-time due to mechanical break-downs.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues for the three months ended June 30, 2014 and 2013 were $4,103 and $3,019, respectively. The revenues were primarily from the Company’s mamaki tea operations.    We reported net losses during the three months ended June 30, 2014 and 2013 of $754,562 and $609,056, respectively,

The following chart summarizes operating expenses and other income and expenses for the three months ended June 30, 2014 and 2013:

	2014	2013

General and administrative	$679,973	$515,163
Depreciation and amortization	29,838	29,538
Net interest expense	43,241	24,121

The table below illustrates the Company’s results for the Mamaki Tea reporting segment for the three months ended June 30, 2014 and 2013, respectively:
	2014	2013

Sales	$4,103	$3,019
Cost of sales	5,613	43,252
Gross Profit	(1,510)	(40,233)

General and administration expense	122,776	166,621
Depreciation expense	29,739	29,439
Operating loss	(154,025)	(236,293)

Other income (expense)
Interest expense	(42,929)	(24,121)

Net loss	$(196,954)	$(260,414)

	June 30, 2014	June 30, 2013

Total assets	$1,818,171	$1,959,628
Total liabilities	$2,135,987	$1,475,374

For the three months ended June 30, 2014, general and administrative costs consisted primarily of management and consulting fees of $335,277, contract labor of $131,996, rent expenses of $22,696, legal expenses of $15,837, travel expenses of $15,229 and patent and research expenses of $120,670.

For the three months ended June 30, 2013, general and administrative costs consisted primarily of management and consulting fees of $333,414, contract labor of $76,103, legal fees of $6,813, Rent expense of $19,200, travel expenses of $28,204.

Net loss was $754,562 or $0.01 per basic and diluted earnings per share for the three months ended June 30, 2014 compared to $609,056 or $0.01 per share for the three months ended June 30, 2013. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 133,873,117 for the three months ended June 30, 2014 and 126,505,812 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues for the six months ended June 30, 2014 and 2013 were $11,985 and $8,823, respectively. The revenues were primarily from the Company’s mamaki tea operations.    We reported net losses during the six months ended June 30, 2014 and 2013 of $1,220,536 and $1,248,757, respectively.

The following chart summarizes operating expenses and other income and expenses for the six months ended June 30, 2014 and 2013:

	2014	2013

General and administrative	$1,077,049	$1,072,479
Depreciation and amortization	59,676	58,727
Net interest expense	78,696	47,644

The table below illustrates the Company’s results for the Mamaki Tea reporting segment for the six months ended June 30, 2014 and 2013, respectively:
	2014	2013

Sales	$11,985	$8,823
Cost of sales	17,100	78,730
Gross Profit	(5,115)	(69,907)

General and administration expense	221,908	268,448
Depreciation expense	59,478	58,529
Operating loss	(286,501)	(396,884)

Other income (expense)
Interest expense	(77,196)	(47,644)

Net loss	$(363,697)	$(444,528)

	June 30, 2014	June 30, 2013

Total assets	$1,861,111	$1,961,363
Total liabilities	$1,981,972	$1,810,931

For the six months ended June 30, 2014, general and administrative costs consisted primarily of management and consulting fees of $553,333, contract labor of $162,663, rent expense of $39,096, legal expenses of $65,837, auditing expenses of $15,000 and patent and research expenses of $173,170.

For the six months ended June 30, 2013, general and administrative costs consisted primarily of management and consulting fees of $738,853, contract labor of $142,208, legal fees of $20,678, rent expense of $38,400, travel expenses of $62,342.

Net loss was $1,220,536 or $0.01 per basic and diluted earnings per share for the six months ended June 30, 2014 compared to $1,248,757 or $0.01 per share for the six months ended June 30, 2013. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 133,873,117 for the six months ended June 30, 2014 and 126,505,812 for the six months ended June 30, 2013.

  Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the six months ended June 30:

(thousands)	2014	2013
Cash provided by (used for):
Operating activities	$(532,195)	$(400,101)
Investing activities	0	(32,429)
Financing activities	546,968	237,681
Increase (decrease) in cash and cash equivalents	$14,773	$(194,849)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $1,220,536 and $1,248,757 respectively, for the six months ended June 30, 2014 and 2013 and had an accumulated deficit of $5,265,490 as of June 30, 2014.  We have managed our liquidity during the six months ended June 30, 2014 through the sale of common stock, shareholder advances and notes payable.

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

We intend to seek revenue sharing and equity forms of capital. We do not believe that debt financing is available to the company at this time, partly because we do not have any earnings with which to support debt service or maintain typical debt covenants. We have no firm arrangements for any capital at this time.  The market for the transportation fuel and metals that the company believes may be derived from the GTL Units and from its mining claims also influences investment decisions, such that if there is strong demand, then funds may be relatively more available, but if market demand is not strong or the price of transportation fuels and the metals declines, funding may be unavailable. Additionally, the capital demands of the oil and gas industries present competition for funds for companies in the metals segment.  The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The general business strategy of the Company is to first develop the mamaki tea farm to provide the source of revenue to maintain the Company’s viability, while seeking capital to construct the first portable GTL Unit and explore and research its existing mining leases properties.  As shown in the accompanying consolidated financial statement, the Company has incurred a cumulative deficit of $5,265,490 and $4,044,954 as of June 30, 2014 and December 31, 2013, respectively. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Commitments

Employment Contracts

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to received 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the six months ended June 30, 2014 and 2013, the Company accrued $270,000 and $540,000, respectively, as management fees in accordance with the terms of these agreements.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

The Company believes that the effect of inflation has not been material during the six months ended June 30, 2014.

Critical Accounting Policies

The Company’s critical accounting policies are identified in the Company’s Form 10 filed on November 13, 2013 in   Management’s Discussion and Analysis of Financial Condition and Results of Operations   under the heading “Critical Accounting Policies.” There were no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2014.

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

In June 2014, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2014 who communicated the matters to our management and board of directors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from April 1, 2014 through June 30, 2014, the Company issued 2,216,233 shares of restricted common stock for conversion of $227,500 in advances from shareholder, or $0.103 per share.

During the period from April 1, 2104 through June 30, 2104, the Company issued 1,645,000 shares of restricted common stock for services rendered.  The shares were valued at $164,500, or $0.10 per share.

During the period from April 1, 2104 through June 30, 2014, the Company entered into subscription agreements with individuals and sold 490,888 shares of restricted common stock for $107,000 cash, or $0.218 per share.

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

UMED HOLDINGS, INC.

Date: August 14, 2014	By:	/s/ Kevin Bentley
Its: Chief Executive Officer and President

Date: August 14, 2014	By:	/s/ Randy Moseley
Its: Chief Financial Officer