Form 10-Q
period 2014-09-30
UMED HOLDINGS, INC.
filed 2014-11-13
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

☐ Yes ☑  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of November 1, 2014 was 143,801,693.  The number of shares of issuer’s preferred stock, par value $0.0001 per share, outstanding as of November 1, 2014 was 15,738,894.  The registrant has no other classes of securities outstanding.

UMED HOLDINGS, INC.

UMED HOLDINGS, INC.
Consolidated Balance Sheet

	September 30,	December 31,
	2014	2013
	Unaudited
Assets
Current Assets
Cash	$46,967	$1,442
Accounts receivable	1,340	1,680
Prepaid expenses	35,937	53,849
Total Current Assets	84,244	56,971

Fixed assets
Land	150,000	150,000
Buildings	871,842	871,842
Property & equipment	1,084,755	1,084,755
	2,106,597	2,106,597
Less depreciation	283,110	193,596
	1,823,487	1,913,001
Other Assets
Mine properties	100,000	100,000
Investments	90,000	90,000
Debt issue costs	79,162	0
Total Other Assets	269,162	190,000
Total Assets	$2,176,893	$2,159,972

Liabilities & Stockholders' (Deficit)
Current Liabilities
Accounts payable	$61,416	$79,855
Advances from stockholders	123,136	126,403
Accrued management fees	1,689,927	1,328,826
Accrued expenses	719,329	470,984
Convertible note payable, net	134,662
Current portion of long term debt	491,001	506,579
Total Current Liabilities	3,219,471	2,512,647

Long Term Debt	1,299,131	1,365,604
Less current portion	491,001	506,579
	808,130	859,025
Total Liabilities	4,027,601	3,371,672

Stockholders’ Equity
Preferred stock, 20,000,000 shares authorized, par value $0.0001,
15,738,894 issued and outstanding at September 30, 2014 and
15,798,894 at December 31, 2013, respectively	1,574	1,580
Common stock 300,000,000 shares authorized, par value $0.0001,
142,701,693 and 128,911,568 issued and outstanding at
September 30, 2014 and December 31, 2013, respectively	14,272	12,892
Additional paid-in capital	4,344,514	2,818,782
Accumulated deficit	(6,211,068)	(4,044,954)
Total Stockholders' Equity	(1,850,708)	(1,211,700)
Total Liabilities & Stockholders' Equity	$2,176,893	$2,159,972

The accompanying notes are an integral part of these financial statements

UMED HOLDINGS, INC.
Consolidated Statements of Operations – Unaudited
For the three and nine months ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	$7,595	$966	$19,580	$9,789
Cost of sales	17,177	10,904	34,277	89,634
Gross Profit	(9,582)	(9,938)	(14,697)	(79,845)

Expenses
General and administrative	762,861	553,473	1,682,660	1,625,952
Research and development	52,500	0	209,750	0
Depreciation	29,838	29,718	89,514	88,445
Total Expense	845,199	583,191	1,981,924	1,714,397

Operating loss	(854,781)	(593,129)	(1,996,621)	(1,794,242)

Other income (expenses)
Interest expense	(90,797)	(23,791)	(169,493)	(71,435)
Total other income (expense)	(90,797)	(23,791)	(2,166,114)	(71,435)

Loss before provision for income taxes	(945,578)	(616,920)	(2,166,114)	(1,865,677)
Provision for income taxes	0	0	0	0
Net loss	$(945,578)	$(616,920)	$(2,166,114)	$(1,865,677)

Net loss per share;
Basic and diluted net income
(loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares
Outstanding;
Basic and diluted	136,639,210	117,386,392	136,639,210	117,386,392

See accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
For the nine months ended September 30, 2014 and 2013

	2014	2013
Cash Flows from Operating Activities
Net (Loss)	$(2,166,114)	$(1,865,677)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	89,514	88,445
Stock issued for services	665,871	111,531
Warrants	66,617	0
Changes in operating assets and liabilities:
Accounts receivables	340	(2,838)
Prepaid expenses	17,912	19,622
Accounts payable	(18,439)	105,935
Accrued management fees	361,101	728,000
Accrued expenses	248,345	250,060

Net Cash Provided by (Used in) Operating Activities	(734,853)	(564,922)

Cash Flows (Used in) Investing Activities
Purchase of property and equipment	0	(43,429)
Net Cash Provided (Used)in Investing Activities	0	(43,429)

Cash Flows from (Used in) Financing Activities
Advances from shareholders converted to common stock	376,897	105,910
Proceeds from convertible note payable, net	144,700	0
Debt issue cost	(78,211)	0
Increase (decrease) in notes payable	(66,473)	247,936
Proceeds from sale of common stock	403,465	105,000
Net Cash Provided by (Used in) Financing Activities	780,378	458,846

Net Increase (Decrease) in Cash	45,525	(149,505)
Cash Beginning of Period	1,442	195,443
Cash End of Period	$46,967	$45,938

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$49,009	$31,970
Common stock issued for Rig Support, Inc.	$0	$37,500

The accompanying notes are an integral part of these financial statements

UMED COMPANY HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statement, the Company has incurred a deficit of $6,211,068 as of September 30, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2014, cash consists of a checking account and money market account held by financial institutions.

Segment Information

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined that is has one operating segment, Mamaki of Hawaii, in addition to its corporate activities as of September 30, 2014 and 2013, respectively.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.  All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.  Through September 30, 2014, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.  Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims.  Mine properties are periodically assessed for impairment of value and any diminution in value. The Company had 1,440 acres of placer mining claims as of September 30, 2014, which were acquired in December 2010 in exchange for 5,066,000 shares of common stock valued at a nominal $100,000.

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

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

When the Company records a BCF, the relative fair value of the BCF would be recorded as a debt discount against the face amount of the respective debt instrument.  The discount would be amortized to interest expense over the life of the debt.

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

The Company has not engaged in any derivative transactions or hedging activities during the nine months ended September 30, 2014.

Debt Issue Costs and Debt Discount

The Company paid debt issue costs, and recorded debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to interest expense.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount (“OID”).  An OID is the difference between the original cash proceeds and the amount of the note upon maturity. The Note is originally recorded for the proceeds received. The OID is expensed into interest expense pro-rata over the term of the Note, and upon maturity, the Note shall equal the proceeds due.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2014.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended September 30, 2014.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of September 30, 2014, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $209,750 during the nine months ended September 30, 2014 and $382,775 from March 13, 2002 (date of inception) through September 30, 2014.

Accounting for Business Combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. No such changes have been recognized for the nine months ended September 30, 2014 and the year ended December 31, 2013.   The fair value of the contingent consideration is based on our estimations of future performance of the business and is determined based on level two observable inputs.

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

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulate depreciation at September 30, 2014 and December 31, 2013, respectively, are summarized as follows:

	Range of
	Lives in	September 30,	December 31,
	Years	2014	2013
Land		$150,000	$150,000
Buildings	20	871,842	871,842
Mamaki Tea Bushes	20	750,000	750,000
Equipment	5	241,665	241,665
Vehicles	5	15,000	15,000
Logistic software	5	73,500	73,500
Furniture and fixtures	5	4,590	4,590
		2,106,597	2,106,597
Less accumulate depreciation		(283,110)	(193,596)
		$1,823,487	1,913,001

Depreciation expense		$89,514	$118,457

NOTE 6 – INVESTMENTS

Investments consisted of the following at September 30, 2014 and December 31, 2013;

	September 30,	December 31,
	2014	2013
Jet Tech LLC In October 2011, the Company acquired a 49% interest in JetTech LLC which is an aerospace maintenance operation located at Meacham Airport in Fort Worth, Texas for 600,000 shares of the Company’s restricted common stock. The shares were valued at $.15 per share.	$90,000	$90,000

TOTAL INVESTMENTS	$90,000	$90,000

NOTE 7 – TERM NOTES PAYABLE

Term notes payable consisted of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Secured note payable dated August 17, 2013 (Southwest Capital
Funding, Ltd.), at 7.7% interest, payable on 15 year amortization schedule
with balance due August 16, 2017	$784,868	$808,950

Secured note payable dated August 17, 2013 (Bob Romer), at 9.0% interest, payable on 15 year amortization schedule with balance due on
August 16, 2015	142,214	143,650

Unsecured note payable dated August 17, 2013 (Bob Romer), monthly
installments of $1,500, including interest at 9.0%, through 2017	94,809	95,767

Secured note payable (John Deere), monthly installments of $4,632,
including interest at 4.9% through December 2016	10,440	12,658

Secured note payable (Individual), due January 16, 2014 including
interest at 15.0%	25,000	25,000

Secured note payable (Individual), due September 12, 2014, including
interest at 10.0%	25,000	25,000

Secured note payable (Individual), due March 25, 2014, including
interest at 10.0%	20,000	20,000

Secured note payable (Individual), due March 28, 2014, including
interest at 10.0%	15,000	25,000

Unsecured note payable (Individual), due July 28, 2013, including
interest at 10.0%	30,000	30,000

Unsecured note payable (Individual), due July 28, 2014, including
interest at 1.25%	1,800	29,579

Secured note payable (Individual), due July 18, 2014, including
Interest at 12% plus 1% of Mamaki of Hawaii revenues beginning in the thirteenth month from date of the note until noteholder receives a 50%
total return including interest income	150,000	150,000

Total	1,299,131	1,365,604
Less current portion	491,001	506,579
Term notes payable-long-term portion	$808,131	$859,025

Accrued interest payable on the term notes payable was $42,324 and $22,141 at September 30, 2014 and December 31, 2013, respectively.

NOTE 8 – CONVERTIBLE PROMISSORY NOTE

On September 18, 2014, the Company issued a $154,000 convertible promissory note bearing interest at 10.0% per annum to an accredited investor, payable on or before July 18, 2015, in monthly installments of $31,600 plus accrued interest beginning 6 months after the date of this promissory note.  The convertible promissory note may be converted into common stock of the Company at a conversion price equal to 70% of the average of the 3 lowest volume weighted average trading prices during the 20 day period ending on the latest complete trading day prior to the conversion date.  Trading price means the closing bid price on the OTC Market Over-the-Counter Bulletin Board Pink Sheets.

If any portion of the principal or accrued interest on this convertible debenture is not paid within ten (10) days of when it is due, the note shall become immediately due and payable and the Company shall pay to the note holder in full satisfaction of its obligations hereunder, an amount equal to that can reach as much as 60% of the outstanding balance and 22% interest calculated from the date of default.

The Company shall have the right to prepay the principle and accrued interest of the convertible promissory note at 125% multiplied by the then outstanding balance of principle and accrued interest.    The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note did not result in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $154,000 b95ased on intrinsic value. The discount related to the beneficial conversion feature is being amortized over the term of the debt (10 months).  For the period ended September 30, 2014, the Company recognized $700 of interest expense related to the amortization of the discount.

As required by Emerging Issues Task Force Issue 98-05 “Accounting for Convertible Securities with Beneficial Conversion Features,” we valued the beneficial conversion feature related to the outstanding debt which was treated as a loan discount of $154,000 and $950 was amortized to interest expense during the period ended September 30, 2014.

(D) Debt Issue Costs

In connection with the issuance of the $158,000 note discussed above, the Company incurred debt issue costs as follows:

●	10.4% cash – which is equivalent to $16,500, and

●	8% warrants – having a fair value of $66,618, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	209%
Expected term: conversion feature	5 years
Risk free interest rate	1.20%

The debt issue costs have been capitalized and are being amortized over the life of the note.

Amortization of debt issue costs for nine months ended September 30, 2014 was $3,981.  Net debt issue costs at September 30, 2014 was $79,162.

(E) Debt Discount

During the nine months ended September 30, 2014, the company recorded debt discounts of $14,000.

The debt discount pertains to convertible debt containing embedded conversion options that are required to bifurcated and reported at fair value.

During the nine months ended September 30, 2014, the Company amortized $700 in debt discount.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Accrued consulting fees	$155,550	$130,000
Bank overdraft	4,794	12,371
Accrued interest expense	42,324	22,141
Other accrued expenses	56,180	25,312
Accrued wages	460,481	281,160
Total accrued expenses	$719,329	$470,984

NOTE 10 – CAPITAL STRUCTURE

The Company's capital structure is not complex.  The Company is authorized to issue 300,000,000 shares of common stock with a par value of $.0001 per share and 20,000,000 shares of preferred stock with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Common Stock

At September 30, 2014, there were 142,701,693 shares of common stock and 15,738,894 shares of preferred stock, respectively, issued and outstanding.

During the period from July 1, 2014 through September 30, 2014, the Company issued 1,118,000 shares of restricted common stock for conversion of $134,160 in advances from shareholder, or $0.12 per share.

During the period from July 1, 2104 through September 30, 2104, the Company issued 3,770,182 shares of restricted common stock for services rendered.  The shares were valued at $397,341, or $0.105 per share.

During the period from July 1, 2104 through September 30, 2014, the Company entered into subscription agreements with individuals and sold 550,000 shares of restricted common stock for $67,000 cash, or $0.122 per share.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Preferred Stock

At September 30, 2014, there were 15,738,894 shares of preferred stock issued and outstanding. Each preferred shares is convertible, at the option of the preferred shareholder, into common stock with 738,894 being convertible at the rate of one preferred share for fifteen shares of common stock, 15,000,000 shares being convertible on a one for one basis (the 15,000,000 shares have voting rights equal to 15 votes per preferred share on all matters voted on by the Company’s shareholders).

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Stock options, warrants and other rights

As of September 30, 2014, the Company has not adopted any employee stock option plans.

NOTE 11 – INCOME TAXES

At September 30, 2014 and December 31, 2013, the Company had approximately $3.1 million and $2.0 million, respectively, of net operating losses (“NOL”) carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2033.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	2014	2013

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the nine months ended September 30, 2014 and the year ended December 31, 2013 the Company’s effective rate is as follows:

	2014		2013

Federal statutory rate	(34.0	) %	(34.0	) %
State tax, net of federal benefit	(0.0)		(0.0)
Permanent differences and other including surtax exemption	0.0		0.0
Valuation allowance	34.0		34.0
Effective tax rate	0%		0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at September 30, 2014 and December 31, 2013:

	2014	2013
Deferred tax assets
Net operating loss carry forwards	$3,145,000	$2,044,100
Deferred compensation	1,860,000	1,472,700
Other allowances	1,206,000	527,700
Total	6,211,000	4,044,500
Less valuation allowance	(6,211,000)	(4,044,500)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $2,166,500 and $974,700 for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $6,211,000 and $4,044,500 at September 30, 2014 and December 31, 2013, respectively.

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

NOTE 12 – COMMITMENTS

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to received 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the nine months ended September 30, 2014 and 2013, the Company accrued $405,000 and $675,000, respectively, as management fees, with $382,500 of the 2014 agreement amounts being deferred by management for future negotiations based on success of the Company.

Leases

The Company is committed on a lease for 3,500 square feet of office space on a month-to-month basis at $6,400 per month. During the nine months ended September 30, 2014 and 2013, the Company expensed $57,600, respectively, in rent expense.

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

The table below illustrates the Company’s results for the Mamaki tea reporting segment for the nine months ended September 30, 2014 and 2013, respectively:

	2014	2013

Sales	$19,580	$9,789
Cost of sales	34,277	89,634
Gross Profit	(14,697)	(79,845)

General and administration expense	343,135	405,744
Depreciation expense	89,217	88,148
Operating loss	(447,049)	(573,737)

Other income (expense)
Interest expense	(160,339)	(71,435)

Net loss	$(607,388)	$(645,172)

	September 30, 2014	September 30, 2013

Total assets	$1,782,475	$1,928,018
Total liabilities	$1,862,878	$1,644,054

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

Mamaki Tea Farm

On May 2, 2012, the Company acquired 80% of Mamaki of Hawaii, Inc. (formerly Mamaki Tea & Extract, Inc.), a Nevada corporation in exchange for 5,000,000 shares of the Company’s restricted common stock and $150,000 in cash.  On December 31, 2012, the Company acquired the remaining 20% of Mamaki of Hawaii, Inc. for 500,000 shares of its restricted common stock and $127,000 in cash.   The Company is currently seeking funding of $5,000,000 for operations, marketing and acquisition of additional acreage.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues for the three months ended September 30, 2014 and 2013 were $7,595 and $966, respectively. The revenues were primarily from the Company’s mamaki tea operations.    We reported net losses during the three months ended September 30, 2014 and 2013 of $945,578 and $616,920, respectively,

The following chart summarizes operating expenses and other income and expenses for the three months ended September 30, 2014 and 2013:

	2014	2013

General and administrative	$762,861	$553,473
Research and development	52,500	0
Depreciation and amortization	29,838	29,718
Net interest expense	90,797	23,791

The table below illustrates the Company’s results for the Mamaki Tea reporting segment for the three months ended September 30, 2014 and 2013, respectively:

	2014	2013

Sales	$7,595	$966
Cost of sales	17,177	40,522
Gross Profit	(9,582)	(39,556)

General and administration expense	121,227	133,379
Depreciation expense	29,739	29,439
Operating loss	(160,548)	(232,374)

Other income (expense)
Interest expense	(83,143)	(23,791)

Net loss	$(243,691)	$(256,165)

	September 30, 2014	September 30, 2013

Total assets	$1,782,475	$1,904,466
Total liabilities	$1,862,878	$1,634,727

For the three months ended September 30, 2014, general and administrative costs consisted primarily of management and consulting fees of $244,417, contract labor of $99,530, rent expenses of $13,016, stock based compensation of $350,000, mining claims expense of $11,160 and patent and research expenses of $52,500.

For the three months ended September 30, 2013, general and administrative costs consisted primarily of management and consulting fees of $401,766, contract labor of $27,570, rent expense of $38,400, travel expenses of $12,342 and mining claims expenses of $10,080.

Net loss was $945,578 or $0.01 per basic and diluted earnings per share for the three months ended September 30, 2014 compared to $616,920 or $0.01 per share for the three months ended September 30, 2013. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 136,639,210 for the three months ended September 30, 2014 and 117,386,392 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues for the nine months ended September 30, 2014 and 2013 were $19,580 and $9,789, respectively. The revenues were primarily from the Company’s mamaki tea operations.    We reported net losses during the nine months ended September 30, 2014 and 2013 of $2,166,114 and $1,865,677, respectively.

The following chart summarizes operating expenses and other income and expenses for the nine months ended September 30, 2014 and 2013:

	2014	2013

General and administrative	$1,682,660	$1,625,952
Research and development	209,750	0
Depreciation and amortization	89,514	88,445
Net interest expense	169,493	71,435

The table below illustrates the Company’s results for the Mamaki Tea reporting segment for the nine months ended September 30, 2014 and 2013, respectively:

	2014	2013

Sales	$19,580	$9,789
Cost of sales	34,277	89,634
Gross Profit	(14,697)	(79,845)

General and administration expense	343,135	405,744
Depreciation expense	89,217	88,148
Operating loss	(447,049)	(573,737)

Other income (expense)
Interest expense	(160,339)	(71,435)

Net loss	$(607,388)	$(645,172)

	September 30, 2014	September 30, 2013

Total assets	$1,782,475	$1,928,018
Total liabilities	$1,862,878	$1,644,054

For the nine months ended September 30, 2014, general and administrative costs consisted primarily of management and consulting fees of $797,750, contract labor of $262,193, rent expense of $52,112, legal expenses of $66,337, auditing expenses of $17,500, mining claims of $11,160 and patent and research expenses of $209,750.

For the nine months ended September 30, 2013, general and administrative costs consisted primarily of management and consulting fees of $1,252,005, contract labor of $243,522, legal fees of $34,393, rent expense of $57,600, travel expenses of $37,239, auditing expenses of $15,000 and mining expenses of $10,080.

Net loss was $2,166,114 or $0.01 per basic and diluted earnings per share for the nine months ended September 30, 2014 compared to $1,965,677 or $0.01 per share for the nine months ended September 30, 2013. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 136,639,210 for the nine months ended September 30, 2014 and 117,386,392 for the nine months ended September 30, 2013.

  Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the nine months ended September 30:

(thousands)	2014	2013
Cash provided by (used for):
Operating activities	$(734,853)	$(564,922)
Investing activities	0	(43,429)
Financing activities	780,378	458,846
Increase (decrease) in cash and cash equivalents	$45,525	$(149,505)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $2,166,114 and $1,865,677 respectively, for the nine months ended September 30, 2014 and 2013 and had an accumulated deficit of $6,211,068 as of September 30, 2014.  We have managed our liquidity during the nine months ended September 30, 2014 through the sale of common stock, shareholder advances and notes payable.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The general business strategy of the Company is to first develop the mamaki tea farm to provide the source of revenue to maintain the Company’s viability, while seeking capital to construct the first portable GTL Unit and explore and research its existing mining leases properties.  As shown in the accompanying consolidated financial statement, the Company has incurred a cumulative deficit of $6,211.068 and $4,044,954 as of September 30, 2014 and December 31, 2013, respectively. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Commitments

Employment Contracts

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to received 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the nine months ended September 30, 2014 and 2013, the Company accrued $472,500 and $540,000, respectively, as management fees in accordance with the terms of these agreements.

Mining Leases

The Company’s minimum commitment for 2014 is approximately $11,160 in annual maintenance fees, which are due September 1, 2014.  Once the company enters the production phase, royalties owed to the BLM are equal to 10% of production.

Financing

The Company’s financing has been provided by advances from shareholders and by issuing shares of its common stock in various private placements to related parties and individuals.

Off-Balance Sheet Arrangements

As of September 30, 2014, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

The Company believes that the effect of inflation has not been material during the nine months ended September 30, 2014.

Critical Accounting Policies

The Company’s critical accounting policies are identified in the Company’s Annual Form 10-K filed on April 14, 2014 in   Management’s Discussion and Analysis of Financial Condition and Results of Operations   under the heading “Critical Accounting Policies.” There were no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2014.

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

In September 2014, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2014 who communicated the matters to our management and board of directors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from July 1, 2014 through September 30, 2014, the Company issued 1,118,000 shares of restricted common stock for conversion of $134,160 in advances from shareholder, or $0.12 per share.

During the period from July 1, 2104 through September 30, 2104, the Company issued 3,770,182 shares of restricted common stock for services rendered.  The shares were valued at $397,341, or $0.105 per share.

During the period from July 1, 2104 through September 30, 2014, the Company entered into subscription agreements with individuals and sold 550,000 shares of restricted common stock for $67,000 cash, or $0.122 per share.

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

UMED HOLDINGS, INC.

Date: November 13, 2014	By:	/s/ Kevin Bentley
Its: Chief Executive Officer and President

Date: November 13, 2014	By:	/s/ Randy Moseley
Its: Chief Financial Officer