Form 10-K
period 2014-12-31
UMED HOLDINGS, INC.
filed 2015-03-31
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of March 27, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $10,230,000. On March 27, 2015, the registrant had outstanding 146,493,878 shares of Common Stock, $0.001 par value per share.

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

Our functional currency is the U.S. dollar. Our independent registered public accounting firm issued a going concern qualification in their report dated March 27, 2015, which raises substantial doubt about our ability to continue as a going concern.

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

In August of 2012, the Company acquired Greenway Innovative Energy, Inc. and has received two patents from the US Patent Office for its GTL technology.

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

As shown in the accompanying consolidated financial statement, the Company has incurred a cumulative deficit of $6,730,300 as of December 31, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon on the ability of the Company to obtain necessary capital and financing to fund ongoing operations and achieving a profitable level of operations. UMED does not have the financial resources and does not have any commitments for funding from unrelated parties or any other firm agreements that will provide working capital to its business segments. We cannot give any assurance that UMED will locate any funding or enter into any agreements that will provide the required operating capital. UMED has been depended on the sale of equity and advances from shareholders to provide it with working capital to date.

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

Intellectual Property
As of December 31, 2014, the Company’s wholly-owned subsidiary Greenway Innovative Energy, Inc. (GIE) owns US Patents 8,574,501 and 8,795,597 B2 covering its mobile Gas-to-Liquids (“GTL”) conversion unit for the purpose of converting natural gas to clean synthetic fuels.

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

Greenway Innovative Energy, Inc. employees consist of Chief Executive Officer, Conrad Greer, President Ray Wright and Vice President Pat Six, who work under agreements with Greenway.  Greenway plans to use outside consultants to perform the engineering and design work on the GTL Unit, at such time as capital funds are available.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties.

The Company’s principal office is at 6628 Bryant Irvin Road, Suite 250, Fort Worth, Texas 76132, where it has leases approximately 3,500 square feet of office space, at a rate of $6,400 per month.

The Company’s subsidiary Mamaki of Hawaii, Inc. owns approximately 25 acres on the big island of Hawaii. There are facilities on the property including a 3,000 square foot home with office space and an equipment barn.

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

Common Stock Price Range

	2014		2013
	HIGH	LOW	HIGH	LOW
First Quarter	$0.20	$0.09	$0.15	$0.075
Second Quarter	0.325	0.111	0.11	0.07
Third Quarter	0.35	0.16	0.10	0.05
Fourth Quarter	0.28	0.155	0.14	0.06

Common Stock

On March 27, 2015, we had outstanding 146,493,878 shares of Common Stock, $0.0001 par value per share.

On March 27, 2015, the closing bid price of our stock was $0.11 per share.

On March 27, 2015, we had approximately 359 shareholders of record.

Our transfer agent is Transfer Online, Inc.

We have not paid any cash dividends and we do not expect to declare or pay any cash dividends in the foreseeable future. Payment of any cash dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

Sale of Unregistered Securities

During the three months ended December 31, 2014, the Company issued unregistered securities as set forth below;

On October 16, 2014, the Company issued 400,000 shares of restricted common stock for the conversion of $40,000 in debt owed by the Company.

On October 29, 2014, the Company issued 357,142 shares of restricted common stock for the conversion of $50,000 in debt owed by the Company.

On December 31, 2014, the Company issued 876,000 shares of restricted common stock for the conversion of $60,000 in debt owed by the Company.

On December 31, 2014, the Company issued 1,000,000 shares of restricted common stock to six investors for cash consideration of $127,500.

On December 31, 2014, the Company issued 225,000 shares of restricted common stock for consulting services valued at $22,500.

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

Greenway’s research has been centered on developing a portable production-scale FT system (“the Portable Technology”) to accommodate the needs of smaller gas plays that are increasingly beginning to characterize natural gas production within the US and elsewhere.  Based on preliminary estimates with new, improved and more efficient technology than previously projected , the Company is currently seeking funding of $30 - $35 million to manufacture the initial (2,000 barrel per day) GTL unit near an existing pipeline to obtain the cleanest gas possible and not have to deal with desulfurization on the first unit. The GTL Unit will be composed of the front end to produce the syn-gas that will be processed by the FT section and the resulting liquid will be separated into diesel, jet fuel and other products in the fractionation tower.

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

Mamaki Tea Farm

On May 2, 2012, the Company acquired 80% of Mamaki of Hawaii, Inc. (formerly Mamaki Tea & Extract, Inc.), a Nevada corporation in exchange for 5,000,000 shares of the Company’s restricted common stock and $150,000 in cash.  On December 31, 2012, the Company acquired the remaining 20% of Mamaki of Hawaii, Inc. for 500,000 shares of its restricted common stock and $127,000 in cash.    The Company is currently seeking funding of $5,000,000 to acquire additional acreage, to build additional facilities, marketing and operations.

Technology Systems Services

In August 2012, the Company acquired 50% of Rig Support Group, Inc., (nka Logistix Technology Systems, Inc.) which is developing a unique and valuable technology and asset management Tool for the Oil and Gas Industry for 100,000 shares of restricted common stock.  In February 2013, we acquired the remaining 50% for 500,000 shares of restricted common stock.  We believe that this tool will provide independent rig owners and operating companies the ability to more accurately view and report on drilling operations and also allow for a more streamlined approach to processing purchase orders, receiving parts.

Going Concern

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated March 27, 2015, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2014 and 2013, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party. We experienced negative financial results as follows:

	2014	2013
Net loss	$(2,685,346)	$(975,056)
Cash flow (negative) from operations	(968,641)	(672,426)
Negative working capital	(3,249,363)	(2,455,676)
Stockholders’ deficit	(2,034,631)	(1,211,700)

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

Results of Operations

Revenues for consolidated operations for the years ended December 2014 and 2013 were $24,581 and $15,479, respectively. The revenues were from the Company’s mamaki tea operations.  The mamaki tea operations are not considered season, although sales will fluctuate from quarter to quarter as the business grows.    We reported consolidated net losses during the years ended December 31, 2014 and 2013 of $2,685,346 and $975,056, respectively.

The following chart summarizes consolidated operating expenses and other income and expenses for the year ended December 31, 2014 and 2013:

	2014	2013

General and administrative	$2,092,746	$618,075
Research and development	218,000	0
Depreciation and amortization	119,350	118,457
Net interest expense	225,135	87,281
Loss on sale of assets	0	70,300

 The table below illustrates the Company’s results for the reporting segment for the year ended December 31, 2014:

	Mamaki Tea	Other	Total
Sales	$24,581	$0	$24,581
Cost of sales	54,696	0	54,696
	(30,115)	0	(30,115)

General and administration expense	415,010	1,677,736	2,092,746
Research and development	0	218,000	218,000
Depreciation expense	118,954	396	119,350
Operating loss	(564,082)	(1,896,132)	(2,460,211)

Other income (expense)
Interest expense	(150,755)	(74,380)	(225,135)
Loss on sale of assets	0	0	0
Total Other income	(150,755)	(74,380)	(225,135
Net loss	$(714,834)	$(1,970,512)	$(2,685,346)

	Mamaki Tea 12-31- 2014	Other 12-31-2014	Total 12-31-2014
Total assets	$1,842,558	$313,656	$2,156,214
Total liabilities	$1,860,520	$2,329,325	$4,189,845

The table below illustrates the Company’s results for the reporting segment for the year ended December 31, 2013:

	Mamaki Tea	Other	Total
Sales	$15,479	$0	$15,479
Cost of sales	96,422	0	96,422
	(80,943)	0	(80,943)

General and administration expense	528,441	89,634	618,075
Depreciation expense	118,061	396	118,457
Operating loss	(727,445)	(90,030)	(817,475)

Other income (expense)
Interest expense	(84,876)	(2,405)	(87,281)
Loss on sale of assets	(70,300)	0	(70,300)
Total Other income	(155,176)	(2,405)	(157,581)
Net loss	$(882,621)	$(92,435)	$(975,056)

	Mamaki Tea 12-31- 2013	Other 12-31-2013	Total 12-31-2013

Total assets	$1,882,468	$277,504	$2,159,972
Total liabilities	$1,687,487	$1,684,185	$3,371,672

For the year ended December 31, 2014, consolidated general and administrative costs of $2,092,746 consisted primarily of consulting fees of $77,350, management fees of $663,750, contract labor of $362,691, legal fees of $77,900, rent expense of $76,800, travel expenses of $24,563, transfer agent expenses of $10,823, and stock based compensation of $738,842.

For the year ended December 31, 2013, consolidated general and administrative costs of $618,075 consisted primarily of legal fees of $45,345, contract labor of $214,650, rent expense of $76,800, travel expenses of $68,400, transfer agent expenses of $12,537, and stock based compensation of $129,433.

Consolidated net loss was $2,685,346 or $0.01 per basic and diluted earnings per share for the year ended December 31, 2014 compared to $975,056 or $0.01 per share for the year ended December 31, 2013. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 138,442,759 for the year ended December 31, 2014 and 127,324,190 for the year ended December 31, 2013.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our future operations. We cannot assure that we will be able to continue our operations without adequate funding. We had $82,656 in cash, total assets of $2,155,214 and total liabilities of $4,189,845 as of December 31, 2014. Total stockholder’s deficit at December 31, 2014 was $2,034,631.

For the years ended December 31, 2014 and 2013, cash used by operating activities was $968,641 and $672,426, respectively.  Cash used by investing activities were $0 and $43,204 for the years ended December 31, 2013 and 2012, respectively.

Cash provided by financing activities for the years ended December 31, 2014 and 2013 was $1,049,855 and $521,629, respectively, primarily from the sale of common stock and advances by shareholders.

We project that approximately $40 - $45 million of capital will be needed for all aspects of our business development.  We project a need of $30 -$35 million to build the first portable GTL Unit, $5 million to develop our Mamaki Tea operations, $2 million for our mining exploration plan, and $3 million for general and administration.   Further, until there is a fuller assessment of the mining property, we cannot determine the capital requirements and our operating budgets, if it is decided to pursue full exploration and development. We also will be subject to environmental expenses in connection with these activities.  We will also have the expense of maintaining and defending any patents obtained, our claims, and seeking further patents and claims to be able to garner enough area to make our operations more viable, once we have shown appropriate mineral deposits present in our claims, if at all.  After building the first GTL Unit and determining the commercialability of the mining claims, we will need substantial capital to build additional GTL Units, develop the mining claims, acquire plant and equipment and hire personnel.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The general business strategy of the Company is to first develop the mamaki tea farm to provide the source of revenue to maintain the Company’s viability, while seeking capital to construct the first portable GTL Unit and explore and research its existing mining leases properties.  As shown in the accompanying consolidated financial statement, the Company has incurred a cumulative deficit of $6,730,300 and $4,044,454 as of December 31, 2014 and 2013, respectively. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Commitments

Employment Contracts

In June 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to received 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the year ended December 31, 2014, with the consent of management, the Company accrued $595,000 towards the employment agreements. During the year ended December 31, 2013, management agreed to eliminate $1,221,327of their accrued compensation due under their employment agreements, which reduced general and administration expense by $321,328 for the year ended December 31, 2013.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president’s employment agreement was amended to increase his pay to $180,000.  During the year ended December 31, 2014, with their consent, the Company accrued $168.700 towards the employment agreements.  At December 31, 2013, Greenway’s management agreed to eliminate $107,500 of their accrued compensation due under their employment agreements, which reduced general and administration expense by $107,500 for the year ended December 31, 2013.

Mining Leases

The Company’s minimum commitment for 2014 is approximately $11,000 in annual maintenance fees, which are due September 1, 2014.  Once the company enters the production phase, royalties owed to the BLM are equal to 10% of production.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2014, cash consists of a checking accounts held by financial institutions.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.  All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. At December 31, 2014, the Company had not incurred any mine development costs.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2014.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014;

O	The Company has inadequate segregation of duties within its cash disbursement control design.

O
During the year ended December 31, 2014, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we continue to work towards an effective internal control environment.  There were no changes that occurred during the fourth quarter of the fiscal year covered by the Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
		Present Position
Name	Age	and Offices

Kevin Bentley	42	Chief Executive Officer and Director

Richard Halden	61	President and Director

Randy Moseley	67	Treasurer, Chief Financial Officer, Director
		Principal Accounting Officer
		and Secretary

Raymond Wright	78	Director

Craig Takacs	48	Director

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

RAYMOND Wright Mr. Wright is a seasoned business executive who at an early age assumed responsibility for the entire European production facilities of a Fortune 50 company. Mr. Wright’s corporate and marketing experience spans several industries and continents. He has functioned as CEO for various corporations, restructuring companies for maximum efficiency and profitability; and developed global purchasing contracts to maximize corporate purchasing power. Mr. Wright owned a Dallas-based manufacturer of oil industry equipment and has owned and operated several financial corporations that structured creative financing through the creation of a worldwide network of private and corporate investors primarily in Europe and the Middle East. He also owned a USA based mining operation with product distribution into global markets. In 2008 Mr. Wright became part of the original planning and development team involved with the development of a natural gas to liquid fuel Project. In 2011, Mr. Wright formed Greenway Innovative Energy, Inc. with the inventor and designer of the GTL conversion unit in order to develop, design, manufacture, and commercialize a portable natural gas to liquid fuel machine.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on the reports received by us, the transaction report of Company transactions supplied by our transfer agent and our shareholders list as of March 31, 2015, to the best of our knowledge all required directors, officers and greater than 9.99% percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2014, except that:

Ray Wright, a recent addition to the Company’s board of directors, is delinquent in filing his Report on Form 3, which will be filed as soon as possible.

DIRECTOR INDEPENDENCE.

We currently have four members of our Board of Directors, who were elected and hold office until their successors are elected and qualified. Executive officers are appointed by the Board of Directors and serve until their successors have been duly elected and qualified.  There is no family relationship between any of our directors and executive officers.

BOARD OF DIRECTORS MEETINGS.

During the fiscal year ended December 31, 2014, the Board of Directors held one meeting which was attended by all members.

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

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid for services rendered to the Company during the last two fiscal years by the Named Executive Officers:

Summary of Compensation of Executive Officers

The following summary compensation table sets forth information concerning the compensation paid during the fiscal years ended December 31, 2014, 2013 and 2012 to our principal executive officers and principal financial officers. No other officer or person received total annual compensation in excess of $100,000 since in our date of incorporation.

Summary Compensation Table
					All Other
Name and Position	Year	Salary($)		Bonus($)	Compensation ($)	Total ($)

Kevin Bentley, Chief Executive Officer	2014	165,000	(1)	-		165,000
	2013	0	(2)	-		0
	2012	240,000	(3)	-		240,000

Richard Halden, President	2014	165,000	(4)	-		165,000
	2013	0	(5)	-		0
	2012	240,000	(6)			240,000

Randy Moseley, Chief Financial Officer	2014	165,000	(7)	-		165,000
and Principal Financial Officer	2013	0	(8)	-		0
	2012	240,000	(9)			240,000

(1)	Executive agreed to accrue only $165,000 of his annual salary in 2014
(2)	Executive agreed to eliminate 50% of his total deferred compensation which made 2013 have 0 accrual.
(3)	This amount includes $240,000 accrued by the Company but unpaid.
(4)	Executive agreed to accrue only $165,000 of his annual salary in 2014.
(5)	Executive agreed to eliminate 50% of his total deferred compensation which made 2013 have 0 accrual.
(6)	This amount includes $240,000 accrued by the Company but unpaid.
(7)	Executive agreed to accrue only $165,000 of his annual salary in 2014.
(8)	Executive agreed to eliminate 50% of his total deferred compensation which made 2013 have 0 accrual.
(9)	This amount includes $240,000 accrued by the Company but unpaid.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of March 27, 2015 which was 78,253,734 shares, by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Randy Moseley (3)	26,574,224	15.4%

Richard Halden (4)	28,396,947	16.56%

Kevin Bentley (5)	13,125,000	7.61%

Raymond Wright	7,000,000	4.1%

Craig Takacs	3,157,563	1.83%

All officers and directors
as a group (5 persons)	78,253,734	45.36%

(1)	Beneficial ownership is determined based on factors including voting and investment power with respect to shares.

(2)
Percentage of beneficial ownership is based on the 146,493,878 shares of common stock outstanding as of March 27, 2015 and the preferred shares outstanding at March 27, 2015 (738,894 at conversion rate of 15 shares of common for each preferred share) and 15,000,000 shares of preferred for a total of 172,577,288 shares used to determine percent of ownership.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2014 and 2013, the Company engaged in related party transactions as follows:

Shareholders made advances of $667,571 and $187,661 during the years ending December 31, 2014 and 2013, respectively.  Shareholders converted advances of $729,029 and $171,435 to common stock during the years ended December 31, 2014 and 2013, respectively.

Item 14. Principal Accountant Fees and Services.

UMED Holdings, Inc. Independent Public Accountant’s Fees

The following table presents fees for professional services rendered by Terry Johnson CPA for the audit of the Company’s financial statements for the years ended December 31, 2014 and 2013:

	2014	2013
Audit Fees	$34,000	$17,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$1 7,500	$2,500

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

* Filed in Form 10 filed on August 28, 2013.
** Filed in Form 10 filed on November 12, 2013
*** Filed herewith

20

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas.

UMED HOLDINGS, INC.

March 31, 2015	By:	/s/ Kevin Bentley
Kevin Bentley
Director, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2015	By:	/s/ Kevin Bentley
Kevin Bentley
Director, Chief Executive Officer

March 31, 2015	By:	/s/ Randy Moseley
Randy Moseley
Director, Chief Financial Officer and Principal Accounting Officer

March 31, 2015	By:	/s/ Richard Halden
Richard Halden
Director, President

March 31, 2015	By:	/s/ Craig Takacs
Craig Takacs
Director

March 31, 2015	By:	/s/ Ray Wright
Ray Wright
Director

UMED Holdings, Inc.

Financial Statements

Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of
UMED Holdings, Inc.
Fort Worth, Texas

I have audited the accompanying consolidated balance sheets of UMED Holdings, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2014 and 2013, and the related notes to the financial statements.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these consolidated financial statements based on my audits.  I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the accompanying consolidated financial statements, the Company has minimal revenues, has incurred losses since inception, and has a negative working capital balance at December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Terry L. Johnson, CPA
Casselberry, Florida
March 27, 2015

UMED HOLDINGS, INC
Consolidated Balance Sheets
December 31, 2014 and 2013

	2014	2013
Assets
Current assets
Cash	$82,656	$1,442
Accounts receivable	780	1,680
Prepaid expense	32,700	53,849
Total current assets	116,136	56,971

Property, plant and equipment
Land	150,000	150,000
Buildings	871,842	871,842
Property and equipment	1,084,755	1,084,755
	2,106,597	2,106,597
Less accumulated depreciation	312,946	193,596
	1,793,651	1,913,001
Other assets
Mine properties	100,000	100,000
Investments	90,000	90,000
Debt issue costs	55,427	0
Total other assets	245,427	190,000
Total assets	$2,155,214	$2,159,972

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$70,568	$79,855
Advances from stockholders	181,272	126,403
Accrued management fees	1,822,677	1,328,826
Accrued expenses	733,316	470,984
Convertible note payable, net	136,801	0
Current portion of long term debt	451,865	506,579
Total current liabilities	3,396,499	2,512,647

Long term debt	1,245,211	1,365,604
Less current portion	451,865	506,579
	793,346	859,025
Total liabilities	4,189,845	3,371,672

Stockholders' deficit
Preferred stock, par value $0.0001; 20,000,000 shares authorized, 15,738,894 and
15,798,894 issued and outstanding at December 31, 2014 and 2013, respectively	1,574	1,580
Common stock, par value $0.0001; 300,000,000 shares authorized 145,559,835
and 128,911,568 issued and outstanding at December 31, 2014 and 2013, respectively	14,557	12,892
Additional paid-in-capital	4,679,538	2,818,782
Accumulated deficit	(6,730,300)	(4,044,954)
Total stockholders' deficit	(2,034,631)	(1,211,700)
Total liabilities and stockholders' deficit	$2,155,214	$2,159,972

The accompanying notes are an integral part of these financial statements.

UMED HOLDINGS, INC.
Consolidated Statements of Operations
For the years ended December 31, 2014 and 2013

	2014	2013

Sales	$24,581	$15,479
Cost of sales	54,696	96,422
Gross Profit	(30,115)	(80,943)

Expenses
General and administrative	2,092,746	618,075
Research and development	218,000
Depreciation	119,350	118,457
	2,430,096	736,532
Operating loss	(2,460,211)	(817,475)

Other income (expense)
Interest expense	(225,135)	(87,281)
Loss on sale of assets	0	(70,300)
Total other income (expense)	(225,135)	(157,581)

Net loss before income taxes	(2,685,346)	(975,056)

Provision for income taxes	-	-

Net loss	$(2,685,346)	$(975,056)

Loss per share-basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares	138,442,759	127,324,190

The accompanying notes are an integral part of these financial statements.

/
UMED HOLDINGS, INC.
Consolidated Statements of Stockholders' Deficit

	Preferred Stock		Common Stock
		Par Value		Par Value	Additional		Total
	Number of	0.0001	Number of	0.0001	Paid-In-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2012	15,738,894	$1,574	125,269,141	$12,526	$2,454,721	$(3,069,898)	$(601,077)

Sales of common stock			250,000	25	104,969		104,994

Sale of preferred
Stock	60,000	6					6

Warrants issued to
Shareholder					500		500

Advances from stockholders'
converted to common stock			877,777	88	91,912		92,000

Shares issued for services			1,764,650	178	129,255		129,433

Investment in Rig Support			750,000	75	37,425		37,500

Net loss						(975,056)	(975,056)
Balance December 31, 2013	15,798,894	1,580	128,911,568	12,892	2,818,782	(4,044,954)	(1,211,700)

Sale of common stock			2,310,118	231	336,269		336.500
Conversion of preferred stock	(60,000)	(6)	600,000	60	(54)		-

Advances from stockholders'
converted to common stock			6,703,915	670	673,490		674,160

Shares issued for services			7,034,234	704	738,138		738,841

Warrant value for Convertible Note					89,568		89,568
Beneficial interest Convertible Note					23,346		23,346

Net loss						(2,685,346)	(2,685,346)
Balance December 31, 2014	15,738,894	$1,574	145,559,835	$14,557	$4,679,539	$(6,730,300)	$(2,034,631)

The accompanying notes are an integral part of these financial statements.

UMED HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2014 and 2013

	2014	2013
Cash Flows from Operating Activities

Net loss	$(2,685,346)	$(975,056)

Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation	119,350	118,457
Warrants issued	89,568	500
Stock issued for services	738,842	129,433
Changes in operating assets and liabilities:
Accounts receivable	900	(1,680)
Prepaid expenses	21,149	22,349
Accounts payable	(9,287)	78,464
Accrued management fees	493,851	(302,829)
Accrued expenses	262,332	257,936

Net cash provided by (used in) operating activities	(968,641)	(672,426)

Cash Flows from Investing Activities
Purchase of property and equipment	0	(59,204)
Investment in Rig Support	0	16,000

Net cash used in investing activities	0	(43,204)

Cash Flows from Financing Activities
Advances from shareholders converted to common stock	729,029	171,435
Increase (decrease) in notes payable	(120,393)	245,194
Debt issue costs	(32,082)	0
Proceeds from convertible note payable, net	136,801	0
Sale of common stock	336,500	105,000

Net cash provided by financing activities	1,049,855	521,629

Net increase in cash	81,214	(194,001)
Cash beginning of period	1,442	194,443

Cash end of period	$82,656	$1,442

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$81,715	$70,055
Common stock issued for Rig Support Services, Inc.	$0	$37,500

The accompanying notes are an integral part of these financial statements.

UMED COMPANY HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2014 cash consists of a checking account and money market account held by financial institutions.

Segment Information

ASC 280, Segment Reporting requires use of the management approach model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined that is has one operating segment Mamaki of Hawaii in addition to its corporate activities as of December 31, 2014 and 2013, respectively.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.  All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.  Through December 31, 2014, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.  Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims.  Mine properties are periodically assessed for impairment of value and any diminution in value. The Company had 1,440 acres of placer mining claims as of December 31, 2014 and 2013, respectively, which were acquired in exchange for 5,066,000 shares of common stock valued at a nominal amount of $100,000.

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

The Company has not engaged in any derivative transactions or hedging activities during the years ended December 31, 2014 and 2013.

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

 Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended December 31, 2014.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of December 31, 2014, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred $218,000 in research and development expenses during the year ended December 31, 2104 and $390,975 from March 13, 2002 (date of inception) through December 31, 2014.

Accounting for Business Combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. No such changes have been recognized for the years ended December 31, 2014 and 2013.   The fair value of the contingent consideration is based on our estimations of future performance of the business and is determined based on level two observable inputs.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

		Form of	State of
Name of Entity	%	Entity	Incorporation	Relationship
UMED Holdings, Inc.	0	Corporation	Texas	Parent
Mamaki Tea & Extract, Inc.	100%	Corporation	Nevada	Subsidiary
Universal Media Corporation	100%	Corporation	Wyoming	Subsidiary
Greenway Innovative Energy, Inc.	100%	Corporation	Nevada	Subsidiary
Logostix Technology Systems, Inc.	100%	Corporation	Texas	Subsidiary

NOTE 3 - GOING CONCERN UNCERTAINTIES

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statement, the Company has incurred a deficit of $6,760,300 as of December 31, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

NOTE 4 – ACQUISITIONS

2013 Acquisitions

In August 2012, the Company acquired 50% of Rig Support Group, Inc., (nka Logistix Technology Systems, Inc.) which has implemented a unique and valuable technology and asset management Tool for the Oil and Gas Industry for 100,000 shares of restricted common stock.  In February 2013, we acquired the remaining 50% for 500,000 shares of restricted common stock.  This tool will not only provide independent rig owners and operating companies the ability to more accurately view and report on drilling operations, it will also allow for a more streamlined approach to processing purchase orders, receiving parts, saving dollars And ensuring increased efficiency by significantly decreasing rig down-time due to mechanical break-downs.    The purchase price of $47,500 was allocated to software assets.  As additional consideration to the Logistix Technology Systems officer and sole shareholder, we have agreed to issue shares of restricted common stock based on certain revenue milestones, however the officer resigned from the company and such milestone earn-outs were terminated.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulate depreciation at December 31, 2014 and 2013, respectively, are summarized as follows:

	Range of
	Lives in	December 31,
	Years	2014	2013
Land		150,000	150,000
Buildings	20	$871,842	$871,842
Mamaki Tea Bushes	20	750,000	750,000
Equipment	5	241,665	241,665
Vehicles	5	15,000	15,000
Logistic software	5	73,500	73,500
Furniture and fixtures	5	4,590	4,590
		2,106,597	2,106,597
Less accumulate depreciation		(312,946)	(193,596)
		$1,793,651	1,913,001

Depreciation expense		$119,350	$118,457

NOTE 6 – INVESTMENTS

Investments consisted of the following at December 31, 2014 and 2013;

	December 31,	December 31,
	2014	2013
Jet Tech LLC In October 2011, the Company acquired a 49% interest in JetTech LLC which is an aerospace maintenance operation located at Meacham Airport in Fort Worth, Texas for 600,000 shares of the Company’s restricted common stock. The shares were valued at $.15 per share.	$90,000	$90,000

TOTAL INVESTMENTS	$90,000	$90,000

NOTE 7 – TERM NOTES PAYABLE

Term notes payable consisted of the following at December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013

Secured note payable dated August 17, 2013 (Southwest Capital
Funding, Ltd.), at 7.7% interest, payable on 15 year amortization schedule
with balance due August 16, 2017	$773,591	$808,950

Secured note payable dated August 17, 2013 (Bob Romer), at 9.0% interest, payable on 15 year amortization schedule with balance due on
August 16, 2015	141,665	143,650

Unsecured note payable dated August 17, 2013 (Bob Romer), monthly
installments of $1,500, including interest at 9.0%, through 2017	94,443	95,767

Secured note payable (John Deere), monthly installments of $4,632,
including interest at 4.9% through December 2016	9,312	12,658

Secured note payable (Individual), due January 16, 2014 including
interest at 15.0%	25,000	25,000

Secured note payable (Individual), due September 12, 2014, including
interest at 10.0%	25,000	25,000

Secured note payable (Individual), due March 25, 2014, including
interest at 10.0%	20,000	20,000

Secured note payable (Individual), due March 28, 2014, including
interest at 10.0%	0	25,000

Unsecured note payable (Individual), due July 28, 2013, including
interest at 10.0%	0	30,000

Unsecured note payable (Individual), due July 28, 2014, including
interest at 1.25%	6,200	29,579

Secured note payable (Individual), due July 18, 2014, including
Interest at 12% plus 1% of Mamaki of Hawaii revenues beginning in the thirteenth month from date of the note until noteholder receives a 50%
total return including interest income	150,000	150,000

Total	1,245,211	1,365,604
Less current portion	793,346	506,579
Term notes payable-long-term portion	$451,865	$859,025

Accrued interest payable on the term notes payable was $40,404 and $22,141 at December 31, 2014 and 2013, respectively.

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

The Company shall have the right to prepay the principle and accrued interest of the convertible promissory note at 125% multiplied by the then outstanding balance of principle and accrued interest.    The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note did not result in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $154,000 based on intrinsic value. The discount related to the beneficial conversion feature ($23,346) is being amortized over the term of the debt (10 months).  For the period ended December 31, 2014, the Company recognized $10,247 of interest expense related to the amortization of the discount.

In connection with the issuance of the $158,000 note discussed above, the Company incurred debt issue costs as follows:

●	10.4% cash – which is equivalent to $16,500, and
●	8% warrants – having a fair value of $89,568, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	209%
Expected term: conversion feature	5 years
Risk free interest rate	1.20%

The debt issue costs have been capitalized and are being amortized over the life of the note.

Amortization of debt issue costs for the year ended December 31, 2014 $50,602.  Net debt issue costs at September 30, 2014 was $55,427.

During the year ended December 31, 2014, the company recorded original issue discounts of $14,000.

The original issue discount pertains to discount taken by lender against the total convertible note of $158,000, resulting in a disbursement of $144,000 to the company.

During the nine months ended September 30, 2014, the Company amortized $5,900 in debt discount.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2014 and 2013:
	2014	2013

Accrued consulting fees	$144,500	$130,000
Bank over-drafts	4,897	12,371
Accrued interest expense	45,540	22,141
Other accrued expenses	199	25,312
Accrued wages	538,180	281,160
Total accrued expenses	$733,316	$470,984

NOTE 10 – CAPITAL STRUCTURE

The Company's capital structure is not complex.  The Company is authorized to issue 300,000,000 shares of common stock with a par value of $.0001 per share and 20,000,000 shares of preferred stock with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends if and when declared by the board of directors.  At December 31, 2014 and 2013 there were 145,559,835 and 128,911,568 shares of common stock issued and outstanding, respectively.

Common Stock

During the period from October 1 through December 31, 2014, the Company issued 400,000 shares of restricted common stock for the conversion of $40,000 in debt owed by the Company.

During the period from October 1 through December 31, 2014, the Company issued 357,142 shares of restricted common stock for the conversion of $50,000 in debt owed by the Company.

During the period from October 1 through December 31, 2014, the Company issued 876,000 shares of restricted common stock for the conversion of $60,000 in debt owed by the Company.

During the period from October 1 through December 31, 2014, the Company issued 1,000,000 shares of restricted common stock to six investors for cash consideration of $127,500.

During the period from October 1 through December 31, 2014, the Company issued 225,000 shares of restricted common stock for consulting services valued at $22,500.

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

During the period from January 1, 2014 through March 31, 2014, the Company issued 634,652 shares of restricted common stock for services rendered.  The shares were valued at $70,500, or $0.11 per share.

During the period from January 1, 2014 through March 31, 2014, the Company issued 100,000 shares of restricted common stock for services rendered.  The shares were valued at $10,000, or $0.10 per share.

During the period from January 1, 2014 through March 31, 2014, the Company issued 600,000 shares of restricted common stock for the conversion of 60,000 shares of preferred stock at the conversion rate of 10 shares of restricted common stock for each share of preferred stock.

During the period from January 1, 2014 through March 31, 2014, the Company issued 500,000 shares of restricted common stock for legal services rendered.  The shares were valued at $50,000, or $0.10 per share.

During the period from January 1, 2014 through March 31, 2014, the Company issued 160,000 shares of restricted common stock for services rendered.  The shares were valued at $16,000, or $0.10 per share.

During the period from October 1, 2013 through December 31, 2013, the Company issued 600,000 shares of restricted common stock to a corporation for the conversion of $42,000 in advances to the Company.

During the period from October 1, 2013 through December 31, 2013, the Company issued 45,400 shares of restricted common stock to individuals for services rendered to the Company and valued the shares at $5,903.

During the period from October 1, 2013 through December 31, 2013, the Company issued 120,000 shares of restricted common stock for consulting services and valued the shares at $12,000.

During the period from October 1, 2013 through December 31, 2013, the Company issued 200,000 shares of restricted common stock and 60,000 shares of preferred stock to an individual in a private place for $100,000.

During the period from June 1, 2013 through September 30, 2013, the Company issued 80,000 shares of restricted common stock for consulting services and valued the shares at $8,000.

During the period from June 1, 2013 through September 30, 2013, the Company issued 427,000 shares of restricted common stock to an individual for the conversion to common stock of a $15,000 note payable from the company.

During the period from June 1, 2013 through September 30, 2013, the Company issued 92,250 shares of restricted common stock for consulting services and valued the shares at $10,500.

During the period from June 1, 2013 through September 30, 2013, the Company sold 50,000 shares of restricted common stock in a private placement to and individual for $5,000.

During the period from June 1, 2013 through September 30, 2013, the Company issued 277,777 shares of restricted common stock for the conversion to common stock of a $50,000 advance to the company.

During the period from January 1, 2013 through March 31, 2013, the Company issued 1,000,000 shares of restricted common stock for consulting services and valued the shares at $65,275.

During the period from January 1, 2013 through March 31, 2013, the Company issued 750,000 shares to Ryan Wester for 100% ownership of Rig Support Systems, Inc. and valued the shares at $37,500.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Preferred Stock

At December 31, 2014 and 2013, there were 15,738,894 and 15,798,894 shares of preferred stock, respectively, issued and outstanding.  Each preferred share is convertible, at the option of the preferred shareholder, into common stock with 738,894 being convertible at the rate of one preferred share for fifteen shares of common stock and 15,060,000 shares being convertible on a one for one basis, with 15,000,000 shares have voting rights equal to 15 votes per preferred share on all matters voted on by the Company’s shareholders.

In September 2013, the Company issued 60,000 shares of preferred stock to an individual as part of a private placement offering.  These preferred shares are convertible into common stock at the rate of 10 shares of common stock for each share of preferred stock.

In February 2014, the 60,000 shares of preferred stock were converted to 600,000 shares of common stock.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Stock Options, Warrants and Other Rights

As of December 31, 2014, the Company has not adopted any employee stock option plans.

In September 2013, the Company issued 60,000 warrants to an investor exercisable at $0.25 per shares.  The Company valued the warrants at $500 based on the Black Scholes method using the assumptions of; exercise price of $0.25 per share; value on date of measurement of $0.12 per share; five year term; computed volatility of 132%; annual dividend of 0; and discount rate of 1.25%.

NOTE 11 – RELATED PARTY TRANSACTIONS

Shareholders made advances of $667,571 and $187,661 during the years ending December 31, 2014 and 2013, respectively.  Shareholders converted advances of $729,029 and $171,435 to common stock during the years ended December 31, 2014 and 2013, respectively.

NOTE 12 – INCOME TAXES

At December 31, 2014 and 2013, the Company had approximately $3.5 million and $2.0 million, respectively, of net operating losses (“NOL”) carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2032.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the years ended December 31:

	2013	2012
Current	$-	$-
Deferred	-	-
Total provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the years ended December 31 to the Company’s effective rate is as follows:
	2013	2012
Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	-	-
Permanent differences and other including surtax exemption	-	-
Valuation allowance	34.0	34.0

Effective tax rate	-%	-%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at December 31:

	2013	2013
Deferred tax assets
Net operating loss carry forwards	$3,477,275	$2,044,100
Deferred compensation	1,966,523	1,472,700
Other allowances	1,286,002	527,700
Total	6,729,800	4,044,500
Less valuation allowances	(6,729,800)	(4,044,500)
Deferred tax assets	$-	$-

Deferred tax liabilities
Depreciation and amortization	$-	$-

Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $2,685,300 and $974,000 for the years ended December 31, 2014 and 2013, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $6,729,800 and $4,044,500 for the years ended December 31, 2014 and 2013, respectively.

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

NOTE 13 – COMMITMENTS

Employment Agreements

In June 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to received 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the year ended December 31, 2014, with the consent of management, the Company accrued $595,000 towards the employment agreements. During the year ended December 31, 2013, management agreed to eliminate $1,221,327of their accrued compensation due under their employment agreements, which reduced general and administration expense by $321,328 for the year ended December 31, 2013.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president’s employment agreement was amended to increase his pay to $180,000.  During the year ended December 31, 2014, with their consent, the Company accrued $168.700 towards the employment agreements.  At December 31, 2013, Greenway’s management agreed to eliminate $107,500 of their accrued compensation due under their employment agreements, which reduced general and administration expense by $107,500 for the year ended December 31, 2013.

Leases

The Company was committed on a lease for 3,500 square feet of office space through August 2012 at the rate of $5,800 per month. Subsequent to August 2012, the Company continued to lease this space on a month-to-month basis at the rate of $6,400 per month.  During the years ended December 31, 2013 and 2012, the Company paid $76,800 and $76,800, respectively, in rent expense.

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

NOTE 14 – SEGMENT INFORMATION

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

The table below illustrates the Company’s results for the Mamaki tea reporting segment for the years ended December 31, 2014, respectively:

	2014	2013

Sales	$24,581	$15,479
Cost of sales	54,696	96,422
Gross Profit	(30,115)	(80,943)

General and administration expense	415,010	528,441
Depreciation expense	118,954	118,061
Operating loss	(564,082)	(727,445)

Other income (expense)
Interest expense	(150,755)	(84,876)

Net loss	$(714,834)	$(882,621)

	December 31, 2014	December 31, 2013

Total assets	$1,842,558	$1,882,468
Total liabilities	$1,860,520	$1,687,487

NOTE 15 – SUBSEQUENT EVENTS

During the period from January 1, 2015 through March 27, 2015, the Company issued 156,666 shares of restricted common stock for conversion of $18,500 in advances from shareholder.

In February 2015, the Company issued 156,666 shares of restricted common stock for services rendered.  The shares were valued at $18,500, or $0.1181 per share.

In February 2015, the Company issued 705,949 shares of restricted common stock to individuals for $98,000 cash.  The shares were valued at $0.1388 per share.

In March 2015, the Company issued 71,428 shares of restricted common stock to an individual for $10,000 cash.  The shares were valued at $0.14 per share.