Form 10-Q
period 2015-03-31
UMED HOLDINGS, INC.
filed 2015-05-01
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

☐ Yes ☑  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of April 24, 2015 was 146,493,878.  The number of shares of issuer’s preferred stock, par value $0.0001 per share, outstanding as of April 24, 2015 was 15,738,894.  The registrant has no other classes of securities outstanding.

UMED HOLDINGS, INC.

UMED HOLDINGS, INC.
Consolidated Balance Sheet

	March 31,	December 31,
	2015	2014
	Unaudited
Assets
Current Assets
Cash	$2,535	$82,656
Accounts receivable	13,135	780
Prepaid expenses	27,560	32,700
Total Current Assets	43,230	116,136

Fixed assets
Land	150,000	150,000
Buildings	871,842	871,842
Property & equipment	1,084,755	1,084,755
	2,106,597	2,106,597
Less depreciation	342,784	312,946
	1,763,813	1,793,651
Other Assets
Mine properties	100,000	100,000
Investments	90,000	90,000
Debt issue costs	31,673	55,427
Total Other Assets	221,673	245,427
Total Assets	$2,028,716	$2,155,214

Liabilities & Stockholders' (Deficit)
Current Liabilities
Accounts payable	$59,339	$70,568
Advances from stockholders	299,382	181,272
Accrued management fees	1,958,240	1,822,677
Accrued expenses	826,306	733,316
Convertible note payable, net	114,286	136,801
Current portion of long term debt	427,053	451,865
Total Current Liabilities	3,684,606	3,396,499

Long Term Debt	1,246,288	1,245,211
Less current portion	427,053	451,865
	819,235	793,346
Total Liabilities	4,503,841	4,189,845

Stockholders’ Equity
Preferred stock, 20,000,000 shares authorized, par value $0.0001,
15,738,894 issued and outstanding at March 31, 2015 and
December 31, 2014, respectively	1,574	1,574
Common stock 300,000,000 shares authorized, par value $0.0001,
146,493,878 and 145,559,835 issued and outstanding at
March 31, 2015 and December 31, 2014, respectively	14,651	14,557
Additional paid-in capital	4,805,945	4,679,538
Accumulated deficit	(7,297,295)	(6,730,300)
Total Stockholders' Equity	(2,475,125)	(2,034,631)
Total Liabilities & Stockholders' Equity	$2,028,716	$2,155,214

The accompanying notes are an integral part of these financial statements

UMED HOLDINGS, INC.
Consolidated Statements of Operations – Unaudited
For the three months ended March 31, 2015 and 2014

	2015		2014

Sales	$27,301		$7,882
Cost of sales, exclusive of depreciation shown separately below	3,147		11,487
Gross Profit	24,154		(3,605)

Expenses
General and administrative	422,299		344,826
Research and development	72,000		52,250
Depreciation	29,839		29,838
Total Expense	524,138		426,914

Operating loss	(499,984)		(430,519)

Other income (expenses)
Interest expense	(67,011)		(35,455)
Total other income (expense)	(67,011)		(35,455)

Loss before provision for income taxes	(566,995)		(465,974)
Provision for income taxes	0		0
Net loss	$(566,995)	$	(465,974)

Net loss per share;
Basic and diluted net income
(loss) per share	$(0.01)		$(0.01)

Weighted average shares
Outstanding;
Basic and diluted	146,159,118		132,511,001

See accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
For the three months ended March 31, 2015 and 2014

	2015	2014
Cash Flows from Operating Activities
Net (Loss)	$(566,995)	$(465,974)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	29,838	29,837
Stock issued for services	0	86,030
Changes in operating assets and liabilities:
Accounts receivables	(12,355)	0
Prepaid expenses	5,140	3,191
Accounts payable	(11,229)	10,728
Accrued management fees	135,563	135,001
Accrued expenses	92,990	57,978

Net Cash Provided by (Used in) Operating Activities	(327,048)	(143,209)

Cash Flows (Used in) Investing Activities
Purchase of property and equipment	0	0
Net Cash Provided (Used)in Investing Activities	0	0

Cash Flows from (Used in) Financing Activities
Advances from shareholders converted to common stock	136,610	71,887
Increase (decrease) in notes payable	1,077	(41,552)
Proceeds from sale of common stock	108,001	113,305
Decrease in convertible notes payable	(22,515)	0
Debt issue cost	23,754	0
Net Cash Provided by (Used in) Financing Activities	246,927	143,640

Net Increase (Decrease) in Cash	(80,121)	431
Cash Beginning of Period	82,656	1,442
Cash End of Period	$2,535	$1,873

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$24,457	$26,209

The accompanying notes are an integral part of these financial statements

UMED COMPANY HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

In October 2011, UMED has acquired a 49% interest in Jet Regulators, LP, an aircraft maintenance company located at Meacham Field in Fort Worth, Texas.  See discussion in Note 5.

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

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statement, the Company has incurred a deficit of $7,297,295 as of March 31, 2015. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2015, cash consists of a checking account and money market account held by financial institutions.

Segment Information

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined that is has one operating segment, Mamaki of Hawaii, in addition to its corporate activities as of March 31, 2015 and 2014 and December 31, 2014, respectively.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.  All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.  Through March 31, 2015, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.  Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims.  Mine properties are periodically assessed for impairment of value and any diminution in value. The Company had 1,440 acres of placer mining claims as of March 31, 2015, which were acquired in December 2010 in exchange for 5,066,000 shares of common stock valued at a nominal $100,000.

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

The Company has not engaged in any derivative transactions or hedging activities during the three months ended March 31, 2015.

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

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2015.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2015. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended March 31, 2015.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of March 31, 2015, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $72,000 during the three months ended March 31, 2015 and $462,975 from March 13, 2002 (date of inception) through March 31, 2015.

Accounting for Business Combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. No such changes have been recognized for the three months ended March 31, 2015 and the year ended December 31, 2014.   The fair value of the contingent consideration is based on our estimations of future performance of the business and is determined based on level two observable inputs.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulate depreciation at March 31, 2015 and December 31, 2014, respectively, are summarized as follows:

	Range of
	Lives in	March 31, December 31,
	Years	2015	2014
Land		$150,000	$150,000
Buildings	20	871,842	871,842
Mamaki Tea Bushes	20	750,000	750,000
Equipment	5	241,665	241,665
Vehicles	5	15,000	15,000
Logistic software	5	73,500	73,500
Furniture and fixtures	5	4,590	4,590
		2,106,597	2,106,597
Less accumulate depreciation		(342,784)	(312,946)
		$1,763,813	1,793,651

Depreciation expense		$29,839	$118,457

NOTE 5 – INVESTMENTS

Investments consisted of the following at March 31, 2015 and December 31, 2014;

	March 31,	December 31,
	2015	2014
Jet Tech LLC In October 2011, the Company acquired a 49% interest in JetTech LLC (Exhibit 10.8) which is an aerospace maintenance operation located at Meacham Airport in Fort Worth, Texas for 600,000 shares of the Company’s restricted common stock. The shares were valued at $.15 per share.	$90,000	$90,000

TOTAL INVESTMENTS	$90,000	$90,000

NOTE 7 – TERM NOTES PAYABLE

Term notes payable consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Secured note payable dated August 17, 2013 (Southwest Capital
Funding, Ltd.), at 7.7% interest, payable on 15 year amortization
schedule with balance due August 16, 2017	$767,831	$773,591

Secured note payable dated August 17, 2013 (Bob Romer), at 9.0%
interest payable on 15 year amortization schedule with balance due
on August 16, 2015	145,333	141,665

Unsecured note payable dated August 17, 2013 (Bob Romer), monthly
installments of $1,500, including interest at 9.0%, through 2017	96,889	94,443

Secured note payable (John Deere), monthly installments of $4,632,
including interest at 4.9% through December 2016	8,515	9,312

Secured note payable (Individual), due January 16, 2014 including
interest at 15.0%	25,000	25,000

Secured note payable (Individual), due September 12, 2014, including
interest at 10.0%	25,000	25,000

Secured note payable (Individual), due March 25, 2014, including
interest at 10.0%	20,000	20,000

Secured note payable (Individual), due March 28, 2014, including
interest at 10.0%	0	0

Unsecured note payable (Individual), due July 28, 2014, including
interest at 1.25%	7,720	6,200

Secured note payable (Individual), due July 18, 2014, including
Interest at 12% plus 1% of Mamaki of Hawaii revenues beginning in the thirteenth month from date of the note until noteholder
receives a 50% total return including interest income	150,000	150,000

Total	1,246,288	1,245,211
Less current portion	427,053	461,865
Term notes payable-long-term portion	$819,235	$793,346

Accrued interest payable on the term notes payable was $47,061 and $40,404 at March 31, 2015 and December 31, 2014, respectively.

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

The Company shall have the right to prepay the principle and accrued interest of the convertible promissory note at 125% multiplied by the then outstanding balance of principle and accrued interest.    The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note did not result in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $154,000 based on intrinsic value. The discount related to the beneficial conversion feature ($23,346) is being amortized over the term of the debt (10 months).  For the period ended March 31, 2015, the Company recognized $7,005 of interest expense related to the amortization of the discount.

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

Amortization of debt issue costs for the three months ended March 31, 2015 was 23,754.  Net debt issue costs at March 31, 2015 was $31,673.

The original issue discount pertains to discount taken by lender against the total convertible note of $158,000, resulting in a disbursement of $144,000 to the company.

During the three months ended March 31, 2015, the Company amortized $3,471 in debt discount.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2015 and December 31, 2014

	2014	2013

Accrued consulting fees	$161,500	$144,500
Bank over-drafts	5,152	4,897
Accrued interest expense	47,061	45,540
Other accrued expenses	243	199
Accrued wages	612,350	538,180
Total accrued expenses	$826,306	$733,316

NOTE 10 – CAPITAL STRUCTURE

The Company's capital structure is not complex.  The Company is authorized to issue 300,000,000 shares of common stock with a par value of $.0001 per share and 20,000,000 shares of preferred stock with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Common Stock

At March 31, 2015, there were 146,493,878 shares of common stock issued and outstanding.

During the period from January 1, 2015 through March 31, 2015, the Company issued 156,666 shares of restricted common stock for conversion of $18,500 in advances from shareholder.

During the period from January 1, 2015 through March 31, 2015, the Company issued 777,377 shares of restricted common stock to seven individuals through private placements for cash of $108,000 at $0.1389 per share.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Preferred Stock

At March 31, 2015, there were 15,738,894 shares of preferred stock issued and outstanding. Each preferred shares is convertible, at the option of the preferred shareholder, into common stock with 738,894 being convertible at the rate of one preferred share for fifteen shares of common stock, 15,000,000 shares being convertible on a one for one basis (the 15,000,000 shares have voting rights equal to 15 votes per preferred share on all matters voted on by the Company’s shareholders).

Stock options, warrants and other rights

As of March 31, 2015, the Company has not adopted any employee stock option plans.

NOTE 11 – RELATED PARTY TRANSACTIONS

Shareholders made advances of $132,108 and $156,823 during the three months ending March 31, 2015 and 2014, respectively.  Shareholders converted advances of $18,500 and $148,500 to common stock during the three months ended March 31, 2015 and 2014, respectively.

NOTE 12 – INCOME TAXES

At March 31, 2015 and December 31, 2014, the Company had approximately $3.9 million and $3.5 million, respectively, of net operating losses (“NOL”) carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2033.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the three months ended March 31, 2015 and the year ended December 31, 2014:

	2015	2014

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended March 31, 2015 and the year ended December 31, 2014 the Company’s effective rate is as follows:

	2015		2014

Federal statutory rate	(34.0	) %	(34.0	) %
State tax, net of federal benefit	(0.0)		(0.0)
Permanent differences and other including surtax exemption	0.0		0.0
Valuation allowance	34.0		34.0
Effective tax rate	0%		0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at March 31, 2015 and December 31, 2014:

	2015	2014
Deferred tax assets
Net operating loss carry forwards	$3,888,707	$3,477,275
Deferred compensation	2,102,086	1,966,523
Other allowances	1,306,002	1,286,002
Total	7,296,795	6,729,800
Less valuation allowance	(7,296,795)	(6,729,800)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $566,995 and $2,685,346 for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $7,296,795 and $6,729,800 at March 31, 2015 and December 31, 2014, respectively.

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

NOTE 13 – COMMITMENTS

Employment Agreements

In September 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to received 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the three months ended March 31, 2015 and 2014, with consent of management, the Company accrued a total of $135,000 and $135,000, respectively, as management fees in accordance with the terms of these agreements.

Leases

The Company is committed on a lease for 3,500 square feet of office space on a month-to-month basis at $6,400 per month. During the three months ended March 31, 2015 and 2014, the Company accrued $19,200, respectively, in rent expense.

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

The table below illustrates the Company’s results for the reporting segment for the three months ended March 31, 2015 and 2014, respectively:

	2015	2014

Sales	$27,301	$7,882
Cost of sales	3,147	11,487
Gross Profit	24,154	(3,605)

General and administration expense	106,806	99,132
Depreciation expense	29,740	29,739
Operating loss	(112,392)	(132,476)

Other income (expense)
Interest expense	(30,616)	(34,267)

Net loss	$(143,008)	$(166,743)

	March 31, 2015	March 31, 2014

Total assets	$1,701,938	$1,861,111
Total liabilities	$2,513,899	$1,981,972

NOTE 15 – SUBSEQUENT EVENTS

On April 8, 2015, the Company received from Kevin Bentley, Chief Executive Officer and Director, a letter of resignation as Chief Executive Officer and Director.  Mr. Bentley also terminated his employment agreement with the Company.

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

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report, which have been prepared assuming that we will continue as a going concern, and in conjunction with our Annual Form 10-K filed on March 31, 2015.  As discussed in Note 2 to the condensed consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 2 to the condensed consolidated financial statements.  This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

The Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2015 without raising additional debt or equity capital.  There can be no assurance that the Company will raise additional debt or equity capital.

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

Greenway’s research has been centered on developing a portable production-scale FT system (“the Portable Technology”) to accommodate the needs of smaller gas plays that are increasingly beginning to characterize natural gas production within the US and elsewhere.  The Company is currently seeking funding of $30- $35 million to build the initial (2,000 BPD) GTL unit near an existing pipeline.

The Company has decided to proceed with the building of proto-type at a local entity in conjunction with a sponsored research agreement.

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

Technology Systems Services

In August 2012, the Company acquired 50% of Rig Support Group, Inc., (nka Logistix Technology Systems, Inc.) which is developing a unique and valuable technology and asset management Tool for the Oil and Gas Industry for 100,000 shares of restricted common stock.  In February 2013, we acquired the remaining 50% for 500,000 shares of restricted common stock.  This tool is expected to provide independent rig owners and operating companies the ability to more accurately view and report on drilling operations; and allow for a more streamlined approach to processing purchase orders, receiving parts, saving dollars; and ensuring increased efficiency by significantly decreasing rig down-time due to mechanical break-downs.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues for the three months ended March 31, 2015 and 2014 were $27,301 and $7,882, respectively. The revenues were primarily from the Company’s mamaki tea operations.    We reported net losses during the three months ended March 31, 2015 and 2014 of $566,995 and $465,974, respectively.

The following chart summarizes operating expenses and other income and expenses for the three months ended March 31, 2015 and 2014:

	2015	2014

General and administrative	$422,299	$344,826
Research and development	72,000	52,250
Depreciation and amortization	29,839	29,838
Net interest expense	67,011	35,455

The table below illustrates the Company’s results for the Mamaki Tea reporting segment for the three months ended March 31, 2015 and 2014, respectively:

	2015	2014

Sales	$27,301	$7,882
Cost of sales	3,147	11,487
Gross Profit	24,154	(3,605)

General and administration expense	106,806	99,132
Depreciation expense	29,740	29,739
Operating loss	(112,392)	(132,476)

Other income (expense)
Interest expense	(30,616)	(34,267)

Net loss	$(143,008)	$(166,743)

	March 31, 2015	March 31, 2014

Total assets	$1,701,938	$1,861,111
Total liabilities	$2,513,899	$1,981,972

For the three months ended March 31, 2015, general and administrative costs consisted primarily of management and consulting fees of $248,667, contract labor of $80,450, rent expense of 19,388, legal expenses of $35,000, auditing expenses of $2,500.

For the three months ended March 31, 2014, general and administrative costs consisted primarily of management and consulting fees of $218,056, contract labor of $30,667, rent expense of 16,400, legal expenses of $50,000, auditing expenses of $12,500.

Net loss was $566,995 or $0.01 per basic and diluted earnings per share for the three months ended March 31, 2015 compared to $465,974 or $0.01 per share for the three months ended March 31, 2014. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 146,159,118 for the three months ended March 31, 2015 and 132,511,001 for the three months ended March 31, 2014.

Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the three months ended March 31:

(thousands)	2015	2014
Cash provided by (used for):
Operating activities	$(327,048)	$(143,209)
Investing activities	0	0
Financing activities	246,927	143,640
Increase (decrease) in cash and cash equivalents	$(80,121)	$431

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $566,995 and $465,974 respectively, for the three months ended March 31, 2015 and 2014 and had an accumulated deficit of $7,297,295 as of March 31, 2015.  We have managed our liquidity during the three months ended March 31, 2015 through the sale of common stock, shareholder advances and notes payable.

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

We project that approximately $45,000,000 of capital will be needed for all aspects of our business development. We project a need of $30 - $35 million to build the first portable GTL Unit, $5,000,000 to develop our Mamaki Tea operations, $2,000,000 for our mining exploration plan, and $3,000,000 for general and administration.   Further, until there is a fuller assessment of the mining property, we cannot determine the capital requirements and our operating budgets, if it is decided to pursue full exploration and development. We also will be subject to environmental expenses in connection with these activities.  We will also have the expense of maintaining and defending any patents obtained, our claims, and seeking further patents and claims to be able to garner enough area to make our operations more viable, once we have shown appropriate mineral deposits present in our claims, if at all.  After building the first GTL Unit and determining the commercialability of the mining claims, we will need substantial capital to build additional GTL Units, develop the mining claims, acquire plant and equipment and hire personnel.

We intend to seek equity and revenue participation forms of capital. We do not believe that debt financing is available to the company at this time, partly because we do not have any earnings with which to support debt service or maintain typical debt covenants. We have no firm arrangements for any capital at this time.  Additionally, equity capital for small companies generally and small companies in the oil and gas and mining segments in particular, have a difficult time competing for investors because of the high risk at this stage of development and the fact that the investment is long term.  The market for the transportation fuel and metals that the company believes may be derived from the GTL Units and from its mining claims also influences investment decisions, such that if there is strong demand, then funds may be relatively more available, but if market demand is not strong or the price of transportation fuels and the metals declines, funding may be unavailable. Additionally, the capital demands of the oil and gas industries present competition for funds for companies in the metals segment.  The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The general business strategy of the Company is to first develop the mamaki tea farm to provide the source of revenue to maintain the Company’s viability, while seeking capital to construct the first portable GTL Unit and explore and research its existing mining leases properties.  As shown in the accompanying consolidated financial statement, the Company has incurred a cumulative deficit of $7,297,295 and $6,730,300 as of March 31, 2015 and December 31, 2014, respectively. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Commitments

Employment Contracts

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to received 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the three months ended March 31, 2015 and 2014, with the consent of management, the Company accrued a total of $135,000 and $135,000, respectively, as management fees in accordance with the terms of these agreements.

Mining Leases

The Company’s minimum commitment for 2015 is approximately $11,000 in annual maintenance fees, which are due September 1, 2015.  Once the company enters the production phase, royalties owed to the BLM are equal to 10% of production.

Financing

The Company’s financing has been provided by advances from shareholders and by issuing shares of its common stock in various private placements to related parties and individuals.

Off-Balance Sheet Arrangements

As of March 31, 2015, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

The Company believes that the effect of inflation has not been material during the three months ended March 31, 2015.

Critical Accounting Policies

The Company’s critical accounting policies are identified in the Company’s Annual Form 10-K filed on March 31, 2015 in   Management’s Discussion and Analysis of Financial Condition and Results of Operations   under the heading “Critical Accounting Policies.” There were no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2015.

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

In March 2015, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2015 who communicated the matters to our management and board of directors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from January 1, 2015 through March 31, 2015, the Company issued 156,666 shares of restricted common stock for conversion of $18,500 in advances from shareholder.

During the period from January 1, 2015 through March 31, 2015, the Company issued 777,377 shares of restricted common stock to seven individuals through private placements for cash of $108,000 at $0.1389 per share.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted for a vote of Security Holders

Item 5.  Other Information.

On April 17, 2015, the Company filed Form 8-K to announce that on April 8, 2015, the Company received from Kevin Bentley, Chief Executive Officer and Director, a letter of resignation as Chief Executive Officer and Director.  Mr. Bentley also terminated his employment agreement with the Company.

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

UMED HOLDINGS, INC.

Date: May 1, 2015	By:	/s/ Richard Halden
Its: President

Date: May 1, 2015	By:	/s/ Randy Moseley
Its: Chief Financial Officer