Form 10-Q
period 2015-06-30
UMED HOLDINGS, INC.
filed 2015-08-14
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

☐ Yes ☑  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of August 1, 2015 was 171,402,027.  The number of shares of issuer’s preferred stock, par value $0.0001 per share, outstanding as of August 1, 2015 was 15,738,894.  The registrant has no other classes of securities outstanding.

UMED HOLDINGS, INC.

UMED HOLDINGS, INC.
Condensed Consolidated Balance Sheet

	June 30,	December 31,
	2015	2014
	Unaudited
Assets
Current Assets
Cash	$64,234	$82,656
Accounts receivable	3,162	780
Prepaid expenses	21,576	32,700
Total Current Assets	88,972	116,136

Fixed assets
Land	150,000	150,000
Buildings	871,842	871,842
Property & equipment	1,011,255	1,084,755
	2,033,097	2,106,597
Less depreciation	372,622	312,946
	1,660,475	1,793,651
Other Assets
Mine properties	100,000	100,000
Investments	90,000	90,000
Debt issue costs	7,918	55,427
Total Other Assets	197,918	245,427
Total Assets	$1,947,365	$2,155,214

Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable	$58,968	$70,568
Advances from stockholders	109,781	181,272
Accrued management fees	1,519,978	1,822,677
Accrued expenses	956,669	733,316
Convertible note payable, net	29,842	136,801
Derivative, net of $42,660 in debt discount	64,552
Current portion of long term debt	502,507	451,865
Total Current Liabilities	3,242,297	3,396,499

Long Term Debt	1,224,146	1,245,211
Less current portion	502,507	451,865
	721,639	793,346
Total Liabilities	3,963,936	4,189,845

Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, par value $0.0001,
15,738,894 issued and outstanding at June 30, 2015 and
December 31, 2014, respectively	1,574	1,574
Common stock 300,000,000 shares authorized, par value $0.0001,
165,945,690 and 145,559,835 issued and outstanding at
June 30, 2015 and December 31, 2014, respectively	16,595	14,557
Additional paid-in capital	7,119,775	4,679,538
Accumulated deficit	(9,154,515)	(6,730,300)
Total Stockholders' Deficit	(2,016,571)	(2,034,631)
Total Liabilities & Stockholders' Deficit	$1,947,365	$2,155,214

The accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.
Condensed Consolidated Statements of Operations – Unaudited
For the three and six months ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Sales	$8,906	$4,103	$36,207	$11,985
Cost of sales	(3,493)	(5,613	(6,640)	(17,100)
Gross Profit	5,413	(1,510)	29,567	(5,115)

Expenses
General and administrative	1,490,842	627,473	1,913,141	924,549
Research and development	146,727	52,500	218,727	152,500
Depreciation	29,837	29,838	59,676	59,676
Total Expense	1,667,406	709,811	2,191,544	1,136,725

Operating loss	(1,661,993)	(711,321)	(2,161,977)	(1,141,840)

Other expense
Write off of Logistix software	(73,500)	0	(73,500)	0
Loss on derivative	(35,129)	0	(35,129)	0
Interest expense	(86,598)	(43,241)	(153,609)	(78,696)
Total other expense	(195,227)	(43,241)	(262,238)	(78,696)

Loss before provision for income taxes	(1,857,220)	(754,562)	(2,424,215)	(1,220,536)
Provision for income taxes	0	0	0	0
Net loss	$(1,857,220)	$(754,562)	$(2,424,215)	$(1,220,536)

Net loss per share;
Basic and diluted net loss
per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares
Outstanding;
Basic and diluted	155,595,276	136,436,399	150,877,197	133,873,117

See accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows - Unaudited
For the six months ended June 30, 2015 and 2014

	2015	2014
Cash Flows from Operating Activities
Net (Loss)	$(2,424,215)	$(1,220,536)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	59,676	59,675
Stock issued for services	1,625,000	248,530
Write off of Logistix software	73,500	0
Loss on derivative	35,129	0
Changes in operating assets and liabilities:
Accounts receivables	(2,382)	1,680
Prepaid expenses	11,124	10,530
Accounts payable	(11,600)	(25,348)
Accrued management fees	(302,699)	237,851
Accrued expenses	223,353	155,423

Net Cash Provided by (Used in) Operating Activities	(713,114)	(532,195)

Cash Flows (Used in) Investing Activities	0	0

Cash Flows from Financing Activities
Advances from shareholders converted to common stock	110,784	361,761
Decrease in notes payable	(21,065)	(37,098)
Proceeds from sale of common stock	635,000	222,305
Decrease in convertible notes payable	(77,536)	0
Debt issue cost	47,509	0
Net Cash Provided by Financing Activities	694,692	546,968

Net (Decrease) in Cash	(18,422)	14,773
Cash Beginning of Period	82,656	1,442
Cash End of Period	$64,234	$16,215

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$32,968	$49,009

The accompanying notes are an integral part of these financial statements

UMED COMPANY HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

In October 2011, UMED has acquired a 49% interest in Jet Regulators, LP, a aircraft maintenance company located at Meacham Field in Fort Worth, Texas.  See discussion in Note 5.

In May 2012, the Company acquired 80% of Mamaki Tea & Extract of Hawaii, Inc. (nka Mamaki of Hawaii, Inc.) which owns and operates Wood Valley Plantation a 25 acre Mamaki Tea plantation located in the Kau district of the Island of Hawaii and lies at the foot of Mauna Loa, the Earth’s largest volcano.   On December 31, 2012, the Company acquired the remaining 20% for 500,000 shares of restricted common stock and $127,800 of cash.

In August 2012, the Company acquired 100% of Greenway Innovative Energy, Inc., which owns proprietary technology that is capable of converting natural gas to diesel/jet fuels.

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of UMED and its wholly-owned subsidiaries. The Company’s investment in Jet Regulators is accounted for at cost due to its lack of significant influence  All significant inter-company accounts and transactions were eliminated in consolidation.

 Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The accompanying condensed consolidated financial statements include the accounts of the following entities:

Name of Entity	%	Entity	Incorporation	Relationship
UMED Holdings, Inc.		Corporation	Texas	Parent
Mamaki of Hawaii, Inc.	100%	Corporation	Nevada	Subsidiary
Universal Media Corporation	100%	Corporation	Wyoming	Subsidiary
Greenway Innovative Energy, Inc.	100%	Corporation	Nevada	Subsidiary
Logistix Technology Systems, Inc.	100%	Corporation	Texas	Subsidiary

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of $2.4 million for the six months period ended June 30, 2015 and has a deficit of $9.2 million at June 30, 2015. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

The accompanying condensed consolidated financial statements do not include any adjustment to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the presentation of the condensed consolidated financial statements are as follows:

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with ASC Topic 360, “Property, Plant and Equipment.”  An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate.  If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

Revenue Recognition

The Company has not, to date, generated significant revenues.  The Company plans to recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reported period.  Actual results could differ materially from the estimates.

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2015 or December 31,2015.

Segment Information

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined that is has one operating segment, Mamaki of Hawaii, Inc. in addition to its corporate activities.

Mine Exploration and Development Costs

The Company plans to account for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.  All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.  Through June 30, 2015, the Company had not incurred any mine development costs.

Mine Properties

The Company will account for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.  Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims.  Mine properties are periodically assessed for impairment of value and any diminution in value. The Company had 1,440 acres of placer mining claims at June 30, 2015, which were acquired in December 2010 in exchange for 5,066,000 shares of common stock valued at $100,000.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Open tax years subject to IRS examination include 2009 – 2014.

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon conversion of the notes payable (261,948 shares) and exercise of warrants (376,100)  has been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive.

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

See Note 8 below for discussion regarding a warrant agreement related to a convertible note, which was repaid on July 22, 2015.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount (“OID”).  An OID is the difference between the original cash proceeds and the amount of the note upon maturity. The Note is originally recorded for the proceeds received. The OID is amortized into interest expense pro-rata over the term of the Note, and upon maturity, the Note.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2015.

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

The Company’s derivative is valued at level 3.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

At June 30, 2015, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $218,727 and $152,500 during the six months ended June 30, 2015 and 2014.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at market values.

Impact of New Accounting Standards

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulated depreciation at June 30, 2015 and December 31, 2014, respectively, are summarized as follows:

	Range of
	Lives in	June 30, December 31,
	Years	2015	2014
Land		$150,000	$150,000
Buildings	20	871,842	871,842
Mamaki Tea Bushes	20	750,000	750,000
Equipment	5	241,665	241,665
Vehicles	5	15,000	15,000
Logistix software	5	0	73,500
Furniture and fixtures	5	4,590	4,590
		2,033,097	2,106,597
Less accumulate depreciation		(372,622)	(312,946)
		$1,660,475	1,793,651

Depreciation expense		$59,676	$118,457

During the three months ended June 30, 2015, the Company wrote-off the balance of its Logistix software.

NOTE 5 – INVESTMENTS

Investments consisted of the following at June 30, 2015 and December 31, 2014;

	June 30,	December 31,
	2015	2014
Jet Tech LLC In October 2011, the Company acquired a 49% interest in JetTech LLC which is an aerospace maintenance operation located at Meacham Airport in Fort Worth, Texas for 600,000 shares of the Company’s restricted common stock. The shares were valued at $.15 per share.	$90,000	$90,000

TOTAL INVESTMENTS	$90,000	$90,000

NOTE 7 – TERM NOTES PAYABLE

Term notes payable consisted of the following at June 30, 2015 and December 31, 2014:
	June 30,	December 31,
	2015	2014

Secured note payable dated August 17, 2013 (Southwest Capital
Funding, Ltd.), at 7.7% interest, payable on 15 year amortization
schedule with balance due August 16, 2017	$756,063	$773,591

Secured note payable dated August 17, 2013 (Bob Romer), at 9.0%
interest payable on 15 year amortization schedule with balance due
on August 16, 2015	137,050	141,665

Unsecured note payable dated August 17, 2013 (Bob Romer), monthly
installments of $1,500, including interest at 9.0%, through 2017	91,458	94,443

Secured note payable (John Deere), monthly installments of $4,632,
including interest at 4.9% through December 2016	7,576	9,312

Secured note payable (Individual), due January 16, 2014 including
interest at 15.0%	25,000	25,000

Secured note payable (Individual), due September 12, 2014, including
interest at 10.0%	25,000	25,000

Secured note payable (Individual), due March 25, 2014, including
interest at 10.0%	20,000	20,000

Unsecured note payable (Individual), due July 28, 2014, including
interest at 1.25%	0	6,200

Secured note payable (Individual), due July 18, 2014, including
Interest at 12% plus 1% of Mamaki of Hawaii revenues beginning August 2015 until noteholder receives a 50% total return including
interest	162,000	150,000

Total	1,224,146	1,245,211
Less current portion	502,507	461,865
Term notes payable-long-term portion	$721,639	$793,346

Accrued interest payable on the term notes payable was $46,920 and $40,404 at June 30, 2015 and December 31, 2014, respectively.

NOTE 8 – CONVERTIBLE PROMISSORY NOTE

On September 18, 2014, the Company issued a $154,000 convertible promissory note bearing interest at 10.0% per annum to an accredited investor, payable July 23, 2015, in monthly installments of $31,600 plus accrued interest beginning 6 months after the date of this promissory note.  The holder has the right under certain circumstances tp convert the note into common stock of the Company at a conversion price equal to 70% of the average of the 3 lowest volume weighted average trading prices during the 20 day period ending on the latest complete trading day prior to the conversion date.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note did not result in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $154,000 based on intrinsic value. The discount related to the beneficial conversion feature ($23,346) is being amortized over the term of the debt (10 months).  For the period ended June 30, 2015, the Company recognized $6,884 of interest expense related to the amortization of the discount.

In connection with the issuance of the $158,000 note discussed above, the Company recorded debt issue cost and discount as follows:

●	10.4% cash – which is equivalent to $16,500, and
●	Warrants – having a fair value of $107,212 and recorded on the balance sheet at $64,522, net of $42,660 debt discount as of June 30, 2015 which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	408%
Expected term: conversion feature	4 years
Risk free interest rate	1.63%

The debt issue costs have been capitalized and are being amortized over the life of the note.

Amortization of debt issue costs for the six months ended June 30, 2015 was $23,754.  Net debt issue costs at June 30, 2015 was $7,918.

The original issue discount pertains to discount taken by lender against the total convertible note of $158,000, resulting in a disbursement of $144,000 to the company.

During the six months ended June 30, 2015, the Company amortized $4,740 of the $47,400 debt discount related to the warrant agreement and $3,471 in debt discount relating to the beneficial conversion feature of the convertible note.

The Company repaid the note at maturity on July 23, 2015.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2015 and December 31, 2014;

	2015	2014

Accrued consulting fees	$184,000	$144,500
Bank over-drafts	0	4,897
Accrued interest expense	46,920	45,540
Other accrued expenses	151	199
Accrued wages	725,598	538,180
Total accrued expenses	$956,669	$733,316

NOTE 9 – CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $.0001 per share and 20,000,000 shares of preferred stock with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Common Stock

At June 30, 2015, there were 165,945,690 shares of common stock issued and outstanding.

During the period from April 1, 2015 through June 30, 2015, the Company issued 1,726,080 shares of restricted common stock for conversion of $182,275 in advances from shareholder.

During the period from April 1, 2015 through June 30, 2015, the Company issued 4,150,732 shares of restricted common stock to twelve individuals through private placements for cash of $508,500 at average of $0.1225 per share.

During the period from April 1, 2015 through June 30, 2015, the Company issued 13,125,000 shares of restricted common stock to its former CEO, its President and Chief Financial Officer per their employment agreements. The shares were valued at $0.12 per share based on market value when issued.

During the period from April 1, 2015 through June 30, 2015, the Company issued 250,000 shares of restricted common stock to its former CEO as set out in his separation agreement. The shares were valued at $0.12 per share based on market value when issued.

During the period from April 1, 2015 through June 30, 2015, the Company issued 200,000 shares of restricted common stock for consulting services at a value of $20,000 based on value of the services provided.

Preferred Stock

At June 30, 2015, there were 15,738,894 shares of preferred stock issued and outstanding. Each preferred shares is convertible, at the option of the preferred shareholder, into common stock with 738,894 being convertible at the rate of one preferred share for fifteen shares of common stock, 15,000,000 shares being convertible on a one for one basis (the 15,000,000 shares have voting rights equal to 15 votes per preferred share on all matters voted on by the Company’s shareholders).

Stock options, warrants and other rights

At June 30, 2015, the Company has not adopted any employee stock option plans.

RELATED PARTY TRANSACTIONS

Shareholders have made advances to the Company in the amounts of $194,384 and $256,823 during the six months ended June 30, 2015 and 2014, respectively.  The shareholders have elected to convert advances of $182,275 and $376,000 to shares of common stock at market value ($.106 and $.103 per share) during the six months ended June 30, 2015 and 2014, respectively.

In April 2015, the Company’s then Chief Executive Officer resigned and in his settlement agreement gave up claims to receive deferred compensation, which amounted to $518,300 as discussed in Note 13 below.

In May 2015, the Company issued 13,125,000 shares of restricted common stock to its former CEO, its President and Chief Financial Officer per their employment agreements. The shares were valued at $0.12 per share based on market value.

NOTE 12 – INCOME TAXES

At June 30, 2015 and December 31, 2014, the Company had approximately $4.6 million and $3.5 million, respectively, of net operating losses (“NOL”) carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2033.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the six months ended June 30, 2015 and the year ended December 31, 2014:

	2015	2014

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the six months ended June 30, 2015 and the year ended December 31, 2014 the Company’s effective rate is as follows:

	2015		2014

Federal statutory rate	(34.0	) %	(34.0	) %
State tax, net of federal benefit	(0.0)		(0.0)
Permanent differences and other including surtax exemption	0.0		0.0
Valuation allowance	34.0		34.0
Effective tax rate	0.0%		0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at June 30, 2015 and December 31, 2014:

	2015	2014
Deferred tax assets
Net operating loss carry forwards	$4,002,125	$3,477,275
Deferred compensation	2,058,036	1,966,523
Stock based compensation	2,720,502	1,095,502
Other	373,852	191,000
Total	9,154,515	6,730,300
Less valuation allowance	(9,154,515)	(6,730,300)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $2,424,215 and $2,685,346 for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $9,154,515 and $6,730,300 at June 30, 2015 and December 31, 2014, respectively.

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

NOTE 13 – COMMITMENTS

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to receive 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the six months ended June 30, 2015 and 2014, with consent of management, the Company accrued a total of $225,000 and $225,000, respectively, as management fees in accordance with the terms of these agreements.  On April 8, 2015, the Company’s chief executive officer resigned and relinquished his claim to receive $518,300 of deferred compensation.

Leases

The Company is committed on a lease for 3,500 square feet of office space on a month-to-month basis at $6,400 per month. During the six months ended June 30, 2015 and 2014, the Company expensed $38,400, respectively, in rent expense.

Legal

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company currently is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results

NOTE 14 – SEGMENT INFORMATION

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management.  The Company uses operating income (loss) to measure segment performance.  The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services to its reporting segment.  Because of this unallocated income and expense, the operating income (loss) of the reporting segment does not reflect the operating income (loss) the reporting segment would report as a stand-alone business and therefore the table does not present indirect operating expenses.

The table below illustrates the Company’s results for the reporting segment for the six months ended June 30, 2015 and 2014, respectively:

	2015	2014

Sales	$36,207	$11,985
Cost of sales	6,640	17,100
Gross Profit	29,567	(5,115)

General and administration expense	271,307	221,908
Depreciation expense	59,478	59,478
Operating loss	(301,218)	(286,501)

Other income (expense)
Interest expense	(51,248)	(77,196)

Net loss	$(352,466)	$(363.697)

	June 30, 2015	June 30, 2014

Total assets	$1,682,970	$1,861,111
Total liabilities	$2,675,305	$1,981,972

NOTE 14 – SUBSEQUENT EVENTS

During the period from June 30, 215 and August 1, 2015, the Company sold 116,667 shares for $0.15 per share, issued 750,000 shares for services at value of $75,000 and the Company’s CFO converted 305,978 shares of preferred stock, at the rate of 15 shares for each preferred share, to 4,589,670 shares of common stock.

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

In connection with the merger with Universal Media Corporation (“UMC”), a Nevada corporation, on August 17, 2009, the company changed its name to Universal Media Corporation.   The transaction was accounted for as a reverse merger, and Universal Media Corporation is the acquiring company on the basis that Universal Media Corporation’s senior management became the entire senior management of the merged entity and there was a change of control of Dynalyst.  The transaction is accounted for as recapitalization of Dyanlyst’s capital structure.  In connection with the merger, Dynalyst issued 57,500,000 restricted common shares to stockholders of Universal Media Corporation for 100% of Universal Media Corporation.

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

Greenway’s research has been centered on developing a portable production-scale FT system (“the Portable Technology”) to accommodate the needs of smaller gas plays that are increasingly beginning to characterize natural gas production within the US and elsewhere.  The Company is currently seeking funding of $40 - $45 million to build the initial (2,000 BPD) GTL unit near an existing pipeline.

The Company has decided to proceed with the building of scaled down unit at a local entity in conjunction with a sponsored research agreement at an estimated costs of $1,500,000.

Mining Interest

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims in Mohave County, Arizona for 5,066,000 shares of restricted common stock.  Early indications, from samples taken and processed, gives the Company reason to believe that the potential recovery value of the metals located on is significant, but actual mining and processing will determine the ultimate value realized.  The Company is currently seeking funding of $3,000,000 to begin certified assaying, development of a mining plan and the exploration/mining process.

Mamaki Tea Farm

On May 2, 2012, the Company acquired 80% of Mamaki of Hawaii, Inc. (formerly Mamaki Tea & Extract, Inc.), a Nevada corporation in exchange for 5,000,000 shares of the Company’s restricted common stock and $150,000 in cash.  On December 31, 2012, the Company acquired the remaining 20% of Mamaki of Hawaii, Inc. for 500,000 shares of its restricted common stock and $127,000 in cash.   The Company is currently seeking funding of $3,000,000 for operations, marketing and additional acreage.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues for the three months ended June 30, 2015 and 2014 were $8,906 and $4,103, respectively. The revenues were from our Mamaki Tea operations.    We reported net losses during the three months ended June 30, 2015 and 2014 of $1,857,220 and $754,562, respectively.

The following table summarizes operating expenses and other income and expenses for the three months ended June 30, 2015 and 2014:

	2015	2014

General and administrative	$1,490,842	$627,473
Research and development	146,727	52,250
Depreciation and amortization	29,839	29,838
Net interest expense	86,598	43,241

The table below illustrates our results for the Mamaki Tea reporting segment for the three months ended June 30, 2015 and 2014, respectively:

	2015	2014

Sales	$8,906	$4,103
Cost of sales	3,493	5,613
Gross Profit	5,413	(1,510)

General and administration expense	164,499	122,776
Depreciation expense	29,738	29,739
Operating loss	(188,824)	(154,025)

Other income (expense)
Interest expense	(20,632)	(42,929)

Net loss	$(209,456)	$(196,954)

	June 30, 2015	June 30, 2014

Total assets	$1,682,970	$1,818,171
Total liabilities	$2,675,305	$2,135,987

For the three months ended June 30, 2015, general and administrative costs consisted primarily of management and consulting fees of $183,891 less a credit of $473,300 as the result of prior CEO resigning and forfeiting his accrued compensation, stock based compensation of $1,625,000, contract labor of $82,213, rent expense of 19,200, legal expenses of $5,000 and auditing expenses of $4,000.

For the three months ended June 30, 2014, general and administrative costs consisted primarily of management and consulting fees of $335,277, contract labor of $131,996, rent expense of 22,696, legal expenses of $15,837, travel expenses of $15,229 and patent and research expenses of $120,670.

Net loss was $1,857,220 or $0.01 per basic and diluted earnings per share for the three months ended June 30, 2015 compared to $754,562 or $0.01 per share for the three months ended June 30, 2014. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 150,877,197 for the three months ended June 30, 2015 and 133,873,117 for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues for the six months ended June 30, 2015 and 2014 were $36,207 and $11,985, respectively. The revenues were from our Mamaki Tea operations.    We reported net losses during the six months ended June 30, 2015 and 2014 of $2,424,215 and $1,220,536, respectively.

The following table summarizes operating expenses and other income and expenses for the six months ended June 30, 2015 and 2014:

	2015	2014

General and administrative	$1,913,141	$924,,549
Research and development	218,727	152,500
Depreciation and amortization	59,676	59,676
Net interest expense	153,609	78,696

The table below illustrates our results for the Mamaki Tea reporting segment for the six months ended June 30, 2015 and 2014, respectively:

	2015	2014

Sales	$36,207	$11,985
Cost of sales	6,640	17,100
Gross Profit	29,567	(5,115)

General and administration expense	271,307	221,908
Depreciation expense	59,478	59,478
Operating loss	(301,218)	(286,501)

Other income (expense)
Interest expense	(51,248)	(77,196)

Net loss	$(352,466)	$(363,697)

	June 30, 2015	June 30, 2014

Total assets	$1,682,970	$1,861,111
Total liabilities	$2,675,305	$1,981,972

For the six months ended June 30, 2015, general and administrative costs consisted primarily of management and consulting fees of $432,558 less a credit of $473,300 as the result of prior CEO resigning and forfeiting his accrued compensation, stock based compensation of $1,625,000, contract labor of $162,663, rent expense of $38,600 and expenses of $40,000.

For the six months ended June 30, 2014, general and administrative costs consisted primarily of management and consulting fees of $553,333, contract labor of $162,663, rent expense of $39,096, legal expenses of $65,837, auditing expenses of $15,000 and patent and research expenses of $173,170.

Net loss was $2,424,215 or $0.01 per basic and diluted earnings per share for the six months ended June 30, 2015 compared to $1,220,536 or $0.01 per share for the six months ended June 30, 2014. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 150,877,197 for the six months ended June 30, 2015 and 133,873,117 for the six months ended June 30, 2014.

Liquidity and Capital Resources

Our cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the six months ended June 30:

(thousands)	2015	2014
Cash provided by (used for):
Operating activities	$(683,691)	$(532,195)
Investing activities	0	0
Financing activities	665,269	546,968
Increase (decrease) in cash and cash equivalents	$(18,422)	$14,773

Our financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  Our general business strategy is to first develop the mamaki tea farm to provide the source of revenue to maintain our viability, while seeking capital to construct the first portable GTL Unit and explore and research its existing mining lease properties.  As shown in the accompanying condensed consolidated financial statements, we sustained a net loss of $2,424,215 for the six months ended June 30, 2015 and have a cumulative deficit of $9,154,515 at June 30, 2015.  Although we have managed our liquidity during the six months ended June 30, 2015 through the sale of common stock, shareholder advances and notes payable, our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

We currently are evaluating strategic alternatives that include the following: (i) raising of new capital, or (ii) issuance of debt instruments.  This process is ongoing and may be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company’s 12 month working capital needs or result in any other transaction.

We project that approximately $55,000,000 of capital will be needed for all aspects of our business development. We project a need of $40 - $45 million to build the first portable GTL Unit, $3,000,000 to develop our Mamaki Tea operations, $3,000,000 for our mining exploration plan, and $3,000,000 for general and administration.   Further, until there is a fuller assessment of the mining property, we cannot determine the capital requirements and our operating budgets, if it is decided to pursue full exploration and development. We also will be subject to environmental expenses in connection with these activities.  We will also have the expense of maintaining and defending any patents obtained, our claims, and seeking further patents and claims to be able to garner enough area to make our operations more viable, once we have shown appropriate mineral deposits present in our claims, if at all.  After building the first GTL Unit and determining the commercialability of the mining claims, we will need substantial capital to build additional GTL Units, develop the mining claims, acquire plant and equipment and hire personnel.

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

Commitments

Employment Contracts

In May 2011, we entered into employment agreements with our chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to received 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the six months ended June 30, 2015 and 2014, with consent of management, we accrued a total of $225,000 and $225,000, respectively, as management fees in accordance with the terms of these agreements.  On April 8, 2015, our Company’s chief executive officer resigned and relinquished his claim to $518,300 of deferred compensation.

Mining Leases

Our minimum commitment for 2015 is approximately $11,500 in annual maintenance fees, which are due September 1, 2015.  Once we enter the production phase, royalties owed to the BLM are equal to 10% of production.

Financing

Our financing has been provided by advances from shareholders and by issuing shares of its common stock in various private placements to related parties and individuals.

Off-Balance Sheet Arrangements

As of June 30, 2015, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

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

We believe that the effect of inflation has not been material during the six months ended June 30, 2015.

Critical Accounting Policies

Our critical accounting policies are identified in our Annual Form 10-K filed on March 31, 2015 in   Management’s Discussion and Analysis of Financial Condition and Results of Operations   under the heading “Critical Accounting Policies.” There were no significant changes to our critical accounting policies during the six months ended June 30, 2015.

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

In June 2015, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2015 who communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.   However, the lack of a functioning audit committee and lack of a majority of independent directors on our board of directors resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements.

Management's Remediation Initiatives

Although we are unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create positions to segregate duties  consistent with control  objectives,  (2) increase our personnel resources and technical  accounting  expertise within the accounting  function (3) appoint one or more  outside  directors to our board of directors  who shall be appointed to a Company  audit  committee  resulting in a fully  functioning  audit  committee  who will  undertake  the  oversight in the establishment and monitoring of required  internal controls and procedures;  and (4) prepare and implement  sufficient written policies and checklists which will set forth procedures for accounting and financial  reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from April 1, 2015 through June 30, 2015, the Company issued 1,726,080 shares of restricted common stock for conversion of $182,275 in advances from shareholder at market prices.

During the period from April 1, 2015 through June 30, 2015, the Company issued 4,150,732 shares of restricted common stock to twelve individuals through private placements for cash of $508,500 at average of $0.1225 per share.

During the period from April 1, 2015 through June 30, 2015, the Company issued 13,125,000 shares of restricted common stock to its former CEO, its President and Chief Financial Officer per their employment agreements. The shares were valued at $0.12 per share based on market prices.

During the period from April 1, 2015 through June 30, 2015, the Company issued 250,000 shares of restricted common stock to its former CEO as set out in his separation agreement. The shares were valued at $0.12 per share based on market prices.

During the period from April 1, 2015 through June 30, 2015, the Company issued 200,000 shares of restricted common stock for consulting services at a value of $20,000.

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

On June 10, 2015, the Company filed Form 8-K to announce that it had engaged Patrick D. Heyn, CPA, P.A. as its new independent registered public accounting firm to audit the Company's financial statements.

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

UMED HOLDINGS, INC.

Date: August 14, 2015	By:	/s/ Richard Halden
Its: President

Date: August 14, 2015	By:	/s/ Randy Moseley
Its: Chief Financial Officer