Form 10-Q
period 2015-09-30
UMED HOLDINGS, INC.
filed 2015-11-23
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

☐ Yes ☑  No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of November 1, 2015 was 181,542,469.  The number of shares of issuer’s preferred stock, par value $0.0001 per share, outstanding as of August 1, 2015 was 15,126,938.  The registrant has no other classes of securities outstanding.

UMED HOLDINGS, INC.

UMED HOLDINGS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	September 30,	December 31,
	2015	2014

Assets
Current Assets
Cash	$16,084	$82,400
Total Current Assets	16,084	82,400

Fixed assets
Property & equipment	4,015	88,703
Less depreciation	3,172	14,061
	843	74,642
Other Assets
Mine properties	100,000	100,000
Investments	90,000	90,000
Debt issue costs	0	55,427
Assets related to discontinued operations	1,659,512	1,752,745
Total Other Assets	1,849,512	1,998,172
Total Assets	$1,866,439	$2,155,214

Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable	$54,919	$34,986
Advances from stockholders	115,381	181,272
Accrued management fees	1,664,978	1,822,677
Accrued expenses	207,323	153.591
Note payable	63,875	0
Convertible note payable, net	0	136,801
Derivative liability	67,139	0
Liabilities related to discontinued operations	2,117,621	1,860,518
Total Current Liabilities	4,291,236	4,189,845
Total Liabilities	4,291,236	4,189,845

Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, par value $0.0001,
15,126,938 issued and outstanding at September 30, 2015 and
15,738,894 at December 31, 2014	1,513	1,574
Common stock 300,000,000 shares authorized, par value $0.0001,
181,542,469 and 145,559,835 issued and outstanding at
September 30, 2015 and December 31, 2014, respectively	18,155	14,557
Additional paid-in capital	7,872,930	4,679,538
Accumulated deficit	(10,317,395)	(6,730,300)
Total Stockholders' Deficit	(2,424,797)	(2,034,631)
Total Liabilities & Stockholders' Deficit	$1,866,439	$2,155,214

The accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.
Consolidated Statements of Operations – Unaudited
For the three and nine months ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Expenses
General and administrative	$566,310	$641,635	$2,207,320	$1,339,525
Research and development	374,998	52,500	593,725	209,750
Depreciation	99	99	297	297
Total Expense	941,407	694,234	2,801,343	1,981,924

Operating loss	(941,407)	(694,234)	(2,801,343)	(1,549,572)

Other income (expenses)
Write off Logistix software	0	0	(73,500)	0
Gain on derivative	40,072	0	4,943	0
Interest expense	(52,600)	(7,653)	(155,783)	(9,154)
Total other expenses	(12,528)	(7,653)	(224,340)	(9,154)

Operating Loss	(953,935)	(701,887)	(3,025,683)	(1,558,726)
Loss from discontinued operations, net of tax	208,946	243,691	561,412	607,388

Loss before income taxes	(1,162,881)	(945,578)	(3,587,095)	(2,166,114)

Provision for income taxes	0	0	0	0

Net loss	$(1,162,881)	$(945,578)	$(3,587,095)	$(2,166,114)

Basic loss per share;
Operating loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares
Outstanding;
Basic and diluted	178,585,952	141,865,632	159,097,739	136,639,210

See accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows - Unaudited
For the nine months ended September 30, 2015 and 2014

	2015	2014
Cash Flows from Operating Activities
Net Loss	$(3,025,683)	$(1,558,726)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	299	297
Stock issued for services	1,931,011	665,871
Warrants	0	66,617
Write off of Logistix software	73,500	0
Gain on derivative	(4,943)	0
Debt issue costs amortized	55,427
Changes in operating assets and liabilities:
Accounts payable	19,933	(3,677)
Accrued management fees	(157,699)	361,101
Derivative	67,139	0
Accrued expenses	53,732	28,897

Net Cash Used in Operating Activities	(987,284)	(439,620)

Cash Flows from Investing Activities	0	0

Cash Flows from Financing Activities
Advances from shareholders converted to common stock	116,384	376,897
Proceeds (Payments) - convertible note payable, net	(131,858)	144,700
Increase in notes payable	63,875	0
Proceeds from sale of common stock	1,083,643	403,465
Debt issue cost	0	(78,211)
Net Cash Provided by Financing Activities	1,132,044	846,851
Cash Used in Discontinued Operations	(211,076)	(361,706)

Net (Decrease) Increase in Cash	(66,316)	45,525
Cash Beginning of Period	82,400	1,442
Cash End of Period	$16,084	$46,967

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$69,297	$49,009
Cash Paid during the period for taxes	$0	$0
Conversion of preferred stock to common stock	$918	$0

The accompanying notes are an integral part of these financial statements

UMED COMPANY HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

In May 2012, the Company acquired 80% of Mamaki Tea & Extract of Hawaii, Inc. (nka Mamaki of Hawaii, Inc.) which owns and operates Wood Valley Plantation a 25 acre Mamaki Tea plantation located in the Kau district of the Island of Hawaii and lies at the foot of Mauna Loa, the Earth’s largest volcano.   On December 31, 2012, the Company acquired the remaining 20% for 500,000 shares of restricted common stock and $127,800 of cash.  Mamaki of Hawaii, Inc. has been sold in November 2015 as discussed further in Note 2.

In August 2012, the Company acquired 100% of Greenway Innovative Energy, Inc., which owns proprietary technology that is capable of converting natural gas to diesel/jet fuels.

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of UMED and its wholly-owned subsidiaries. The Company’s investment in Jet Regulators is accounted for at cost due to its lack of significant influence.  All significant inter-company accounts and transactions were eliminated in consolidation.

 Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The net assets and results of operations of Mamaki of Hawaii, Inc. have been reflected as discontinued operations for all periods presented.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The accompanying condensed consolidated financial statements include the accounts of the following entities:

Name of Entity	%	Entity	Incorporation	Relationship
UMED Holdings, Inc.		Corporation	Texas	Parent
Mamaki of Hawaii, Inc.*	100%	Corporation	Nevada	Subsidiary
Universal Media Corporation	100%	Corporation	Wyoming	Subsidiary
Greenway Innovative Energy, Inc.	100%	Corporation	Nevada	Subsidiary
Logistix Technology Systems, Inc.	100%	Corporation	Texas	Subsidiary

*  Sold in November 2015

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of $3.6 million for the nine months period ended September 30, 2015 and has a deficit of $10.3 million at September 30, 2015. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

NOTE 3 - RECLASSIFICATION

The December 31, 2014 financial statements amounts have been reclassified to conform to current period presentation as follows;

Balance Sheet Accounts	As Previously Stated	Reclassification	As Reclassification

Cash	$82,656	$(256)	$82,400
Accounts receivable	780	(780)	0
Prepaid expenses	32,700	(32,700)	0
Land	150,000	(150,000)	0
Buildings	871,842	(871,842)	0
Equipment	1,084,755	(996,052)	88,703
Accumulated depreciation	(312,946)	298,885	(14,061)
Assets related to discontinued operations	0	1,752,745	1,752,745
Total	$2,155,214	$0	$2,155,214

Accounts payable	$70,568	$(35,582)	$34,986
Accrued expenses	733,316	(579,725)	153,591
Term notes	1,245,211	(1,245,211)	0
Liabilities related to discontinued operations	0	1,860,518	1,860,518
	$2,049,095	$0	$2,049,095

Statement of Cash Flows Accounts	As Previously Stated	Reclassification	As Reclassification

Net Loss	$(2,166,114)	$607,388	$(1,558,726)

Depreciation	89,514	(89,217)	297
Stock issued for services	665,871	0	665,871
Warrants	66,617	0	66,617
Accounts receivable	340	(340)	0
Prepaid expenses	17,912	(17,912)	0
Accounts payable	(18,439)	14,762	(3,677)
Accrued management fees	361,101	0	361,101
Accrued expenses	248,345	(219,448)	28,897
Net Cash Provided by Operations	(734,853)	295,233	(439,620)

Advances from shareholders	376,897	0	376,897
Proceeds from convertible note	144,700	0	144,700
Decrease in notes payable	(66,473)	66,473	0
Proceeds from sale of common stock	403,465	0	403,465
Debt issue costs	(78,211)	0	(78,211)
Net Cash Provided by Financing	780,378	0	846,851

Cash used in discontinued operations		(361,706)	(361,706)

Net Increase in Cash	$45,525	$0	$45,525

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Discontinued Operations

On November 2, 2015, the Company consumamated on the sale of its wholly owned subsidiary, Mamaki of Hawaii, Inc. (“Mamaki”) to Hawaiian Beverages, Inc. (“HBI”).   Under the agreement, HBI acquired 100% of the common stock of Mamaki in exchange for seven hundred thousand dollars ($700,000) and the assumption of eighty four thousand two hundred seventy five thousand dollars ($84,275) of UMED debts.  HBI paid two hundred forty five thousand five hundred dollars ($245,000) of the two hundred fifty thousand dollars ($250,000) due at closing and will pay three installments of one hundred fifty thousand dollars ($150,000) on each of thirty, sixty and ninety day anniversary of the closing date.

The results of Mamaki are presented as a separate line item in the consolidated statements of operations and the consolidated balance sheets entitled “Assets/Liabilities sold relating to discontinued operations” and “Assets/Liabilities retained related to discontinued operations”. In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate consolidated interest expense to discontinued operations where the debt is not directly attributable to or related to discontinued operations. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continued operations. (See Note 7).

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2015 or December 31, 2015.

Segment Information

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined that is had one operating segment, Mamaki of Hawaii, Inc., in addition to its corporate activities.

Mine Exploration and Development Costs

The Company plans to account for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.  All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.  Through September 30, 2015, the Company had not incurred any mine development costs.

Mine Properties

The Company will account for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.  Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims.  Mine properties are periodically assessed for impairment of value and any diminution in value. The Company had 1,440 acres of placer mining claims at September 30, 2015, which were acquired in December 2010 in exchange for 5,066,000 shares of common stock valued at $100,000.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants (376,100) have been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive.

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

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount (“OID”).  An OID is the difference between the original cash proceeds and the amount of the note upon maturity. The Note is originally recorded for the proceeds received. The OID is amortized into interest expense pro-rata over the term of the Note.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2015.

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

At September 30, 2015, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with high credit quality institutions.  At times, such deposits may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $593,725 and $152,500 during the nine months ended September 30, 2015 and 2014.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at market values.

Impact of New Accounting Standards

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulated depreciation at September 30, 2015 and December 31, 2014, respectively, are summarized as follows:

	Range of
	Lives in	September 30, December 31,
	Years	2015	2014
Equipment	5	2,032	13,220
Logistix software	5	0	73,500
Furniture and fixtures	5	1,983	1,983
		4,015	88,703
Less accumulate depreciation		(3,172)	(14,061)
		$843	74,642

Depreciation expense for the period ended		$297	$297

During the three months ended June 30, 2015, the Company wrote-off the balance of its Logistix software.
During the three months ended September 30, 2105, the Company wrote-off $11,188 of depreciated assets.

NOTE 6 – INVESTMENTS

Investments consisted of the following at September 30, 2015 and December 31, 2014;

	September 30,	December 31,
	2015	2014
Jet Tech LLC

In October 2011, the Company acquired a 49% interest in
JetTech LLC which is an aerospace maintenance operation
located at Meacham Airport in Fort Worth, Texas for 600,000
shares of the Company’s restricted common stock. The shares
were valued at $.15 per share.
	$ 90,000	$ 90,000

TOTAL INVESTMENTS	$ 90,000	$ 90,000

NOTE 7 – TERM NOTES PAYABLE

Term note payable consisted of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Unsecured note payable (Individual) due January 18, 2016 including interest at 10%	$ 63,875	$ 0

Term note payable	$ 63,875	$ 0

Accrued interest payable on the term notes payable was $822 and $0 at September 30, 2015 and December 31, 2014, respectively.

NOTE 8 – CONVERTIBLE PROMISSORY NOTE

On September 18, 2014, the Company issued a $158,000 convertible promissory note bearing interest at 10.0% per annum to an accredited investor, payable July 23, 2015, in monthly installments of $31,600 plus accrued interest beginning 6 months after the date of this promissory note.  The note was paid in full on July 22, 2015.  The holder had the right under certain circumstances to convert the note into common stock of the Company at a conversion price equal to 70% of the average of the 3 lowest volume weighted average trading prices during the 20 day period ending on the latest complete trading day prior to the conversion date.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note did not result in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $154,000 based on its then intrinsic value. The discount related to the beneficial conversion feature ($23,346) is being amortized over the term of the debt (10 months).  For the period ended September 30, 2015, the Company recognized $601 of interest expense related to the amortization of the discount.

In connection with the issuance of the $158,000 note discussed above, the Company recorded debt issue cost and discount as follows:

●	10.4% cash – which is equivalent to $16,500, and
●	,Warrants – having a fair value of $107,212 and recorded on the balance sheet at $67,139 as of September 30, 2015 which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	789%
Expected term: conversion feature	4 years
Risk free interest rate	1.75%

The debt issue costs were capitalized and amortized through July 22, 2015, when the note was paid in full.

Amortization of debt issue costs for the nine months ended September 30, 2015 was $55,427.  Net debt issue costs at September 30, 2015 was $0, as the note had been paid in full.

The original issue discount pertains to discount taken by lender against the total convertible note of $158,000, resulting in a disbursement of $144,000 to the company.

During the nine months ended September 30, 2015, the Company amortized $8,100 of the original issue discount related to the convertible note.  Original issue discount costs at September 30, 2015 was $0, as the note had been paid in full.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2015 and December 31, 2014;

	2015	2014

Accrued consulting fees	$206,500	$144,500
Accrued interest expense	823	9,091
Total accrued expenses	$207,323	$153,591

NOTE 10– CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of common stock with a par value of $.0001 per share and 20,000,000 shares of preferred stock with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Common Stock

At September 30, 2015, there were 181,542,469 shares of common stock issued and outstanding.

During the three month period ended September 30, 2015, the Company issued 3,582,329 shares of restricted common stock to eighteen individuals through private placements for cash of $448,643 at average of $0.1252 per share.

During the three month period ended September 30, 2015, 611,956 preferred shares were converted to 9,179,340 shares of common stock.

During the three month period ended September 30, 2015, the Company issued 2,835,100 shares of restricted common stock for consulting services at a value of $306,011 based on value of the services provided.

Preferred Stock

At September 30, 2015, there were 15,126,938 shares of preferred stock issued and outstanding. Each preferred shares is convertible, at the option of the preferred shareholder, into common stock with 126,938 being convertible at the rate of one preferred share for fifteen shares of common stock, 15,000,000 shares being convertible on a one for one basis (the 15,000,000 shares have voting rights equal to 15 votes per preferred share on all matters voted on by the Company’s shareholders).

During the three month period ended September 30, 2015, 611,956 preferred shares were converted to 9,179,340 shares of common stock.

Stock options, warrants and other rights

At September 30, 2015, the Company has not adopted any employee stock option plans.

NOTE 11 - RELATED PARTY TRANSACTIONS

Shareholders have made advances to the Company in the amounts of $204,884 and $256,823 during the nine months ended September 30, 2015 and 2014, respectively.  The shareholders have elected to convert advances of $182,275 and $376,000 to shares of common stock at market value ($.106 and $.103 per share) and received repayments of $10,000 and $0 during the nine months ended September 30, 2015 and 2014, respectively.

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

In July 2015, the Company issued 9,179,340 shares of restricted common stock to its President and Chief Financial Officer for the conversion of 611,956 shares of preferred stock at the rate of fifteen shares of restricted common stock for each share of preferred stock.

In August 2015, the Company’s president guaranteed a $63,875 note payable to an individual.

NOTE 12 – INCOME TAXES

At September 30, 2015 and December 31, 2014, the Company had approximately $4.9 million and $3.5 million, respectively, of net operating losses (“NOL”) carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2033.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	2015	2014

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the nine months ended September 30, 2015 and the year ended December 31, 2014 the Company’s effective rate is as follows:

	2015		2014

Federal statutory rate	(34.0	) %	(34.0	) %
State tax, net of federal benefit	(0.0)		(0.0)
Permanent differences and other including surtax exemption	0.0		0.0
Valuation allowance	34.0		34.0
Effective tax rate	0.0%		0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at September 30, 2015 and December 31, 2014:

	2015	2014
Deferred tax assets
Net operating loss carry forwards	$4,862,330	$3,477,275
Deferred compensation	2,058,036	1,966,523
Stock based compensation	3,026,513	1,095,502
Other	367,929	191,000
Total	10,314,808	6,730,300
Less valuation allowance	(10,314,808)	(6,730,300)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $3,584,508 and $2,685,346 for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $10,314,808 and $6,730,300 at September 30, 2015 and December 31, 2014, respectively.

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

NOTE 13 – DISCONTINUED OPERATIONS

In November 2015, the Company completed the sale of its wholly owned subsidiary, Mamaki of Hawaii, Inc, (“Mamaki”) to Hawaiian Beverages, Inc. (“HBI”).  Under the agreement, HBI acquired 100% of the common stock of Mamaki in exchange for seven hundred thousand dollars ($700,000) and the assumption of eighty four thousand two hundred seventy five thousand dollars ($84,275) of UMED debts.  HBI paid two hundred forty five thousand five hundred dollars ($245,500) at closing towards the first installment due of two hundred fifty thousand ($250,000) and will pay three installments of one hundred fifty thousand dollars ($150,000) on each of thirty, sixty and ninety day anniversary of the closing date.

The following are condensed statements of the discontinued operations (Mamaki of Hawaii, Inc.) for the nine months ended September 30, 2015 and 2014:

	2015	2014
Sales	$47,275	$19,580
Cost of sales	8,407	34,277
Gross profit	38,868	(14,697)

Operating Expenses:
General and administrative expenses	395,824	348,135
Depreciation	89,218	89,217
Total Operating Expenses	485,042	437,352
Operating Loss	(446,174)	(447,049)

Other Income (Expense)
Interest expense	(115,238)	(160,339)

Loss from discontinued operations	$(561,412)	$(607,388)
Loss per share - discontinued operations	$(0.00)	$(0.00)

Assets and liabilities retained relating to discontinued operations (Mamaki of Hawaii, Inc.) consisted of the following at September 30, 2015, September 30, 2014 and December 31, 2014;

	9/30/2015	12/31/2014

Current assets relating to discontinued operations:
Cash	$1,012	$256
Accounts receivable	5,264	780
Prepaid expenses and deposits	23,443	32,700
Property, plant and equipment, net	1,629,793	1,719,009
Total assets related to discontinued operations	$1,659,512	$1,752,745

Current liabilities relating to discontinued operations:
Bank overdrafts	$0	$4,896
Notes payable	1,221,950	1,245,211
Accounts payable	42,813	35,582
Accrued interest payable	52,304	36,450
Accrued expenses	800,554	538,380
Total liabilities related to discontinued operations	$2,117,621	$1,860,518

NOTE 14 – COMMITMENTS

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to receive 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the nine months ended September 30, 2015 and 2014, with consent of management, the Company accrued a total of $315,000 and $360,000, respectively, as management fees in accordance with the terms of these agreements.  On April 8, 2015, the Company’s chief executive officer resigned and relinquished his claim to receive $518,300 of deferred compensation.

Leases

In July 2015, the Company reduced its office lease space from 3,500 to 1,800 square feet on a month-to-month basis at $3,200 per month. During the nine months ended September 30, 2015 and 2014, the Company expensed $44,800 and $57,600, respectively, in rent expense.

Legal

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company currently is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results

NOTE 15 – SUBSEQUENT EVENTS

In November 2015, the Company consummated the sale of its wholly owned subsidiary, Mamaki of Hawaii, Inc, (“Mamaki”) to Hawaiian Beverages, Inc. (“HBI”).  Under the agreement, HBI acquired 100% of the common stock of Mamaki in exchange for seven hundred thousand dollars ($700,000) and the assumption of eighty four thousand two hundred seventy five thousand dollars ($84,275) of UMED debts.  HBI has paid so far two hundred forty five thousand five hundred  dollars ($245,500) of the two hundred fifty thousand dollars ($250,000) due at closing and will pay three installments of one hundred fifty thousand dollars ($150,000) on each of thirty, sixty and ninety day anniversary of the closing date.

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

UMED Holdings, Inc. a Texas corporation, (hereinafter “UMED” or “the Company”) is a holding company with present interest in energy, mining and agriculture.  The Company has established its corporate offices at 8851 Camp Bowie West, Suite 240, Fort Worth, Texas  76116 consisting of approximately 1,800 square feet.

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

The Company has decided to proceed with the building of scaled model unit at a local entity in conjunction with a sponsored research agreement at an estimated costs of $1,500,000.

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

Mamaki Tea Farm

On May 2, 2012, the Company acquired 80% of Mamaki of Hawaii, Inc. (formerly Mamaki Tea & Extract, Inc.), a Nevada corporation in exchange for 5,000,000 shares of the Company’s restricted common stock and $150,000 in cash.  On December 31, 2012, the Company acquired the remaining 20% of Mamaki of Hawaii, Inc. for 500,000 shares of its restricted common stock and $127,000 in cash.  See Note 2 to the financial statements for a discussion on the sale of Mamaki of Hawaii, Inc.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues from operations for the three months ended September 30, 2015 and 2014 were $0 and $0, respectively. All revenues were generated from our Mamaki Tea operations.    We reported net operating losses during the three months ended September 30, 2015 and 2014 of $951,347 and $701,887, respectively.

The following table summarizes operating expenses and other income and expenses for the three months ended September 30, 2015 and 2014:

	2015	2014

General and administrative	$566,310	$641,635
Research and development	374,998	52,500
Depreciation and amortization	99	99
Net interest expense	52,600	7,653

The table below illustrates our results for the discontinued Mamaki Tea reporting segment for the three months ended September 30, 2015 and 2014, respectively:

	2015	2014

Sales	$11,068	$7,595
Cost of sales	1,767	17,177
Gross Profit (Loss)	9,301	(9,582)

General and administration expense	124,517	121,227
Depreciation expense	29,740	29,739
Operating loss	(154,257)	(160,548)

Other expense
Interest expense	(63,990)	(83,143)

Net loss	$(208,946)	$(243,691)

	September 30, 2015	September 30, 2014

Total assets	$1,659,512	$1,782,475
Total liabilities	$2,117,621	$1,862,878

For the three months ended September 30, 2015, general and administrative costs consisted primarily of management and consulting fees of $288,675, rent expense of 6,749, legal expenses of $25,000 and stock based compensation of $208,511.

For the three months ended September 30, 2014, general and administrative costs consisted primarily of management and consulting fees of $237,750, contract labor of $3,350, rent expense of 12,800, stock based compensation of $350,000, mining claims expense of $11,160.

Net operating loss was $953,935 or $0.01 per basic and diluted earnings per share for the three months ended September 30, 2015 compared to $701,887 or $0.01 per share for the three months ended September 30, 2014. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 178,585,952 for the three months ended September 30, 2015 and 141,865,632 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating revenues for the nine months ended September 30, 2015 and 2014 were $0 and $0, respectively. All revenues were generated from our Mamaki Tea operations.  We reported net operating losses during the nine months ended September 30, 2015 and 2014 of $3,000,596 and $1,558,726, respectively.

The following table summarizes operating expenses and other income and expenses for the nine months ended September 30, 2015 and 2014:

	2015	2014

General and administrative	$2,207,320	$1,682,660
Research and development	593,725	209,750
Depreciation and amortization	297	89,514
Net interest expense	155,783	169,493

The table below illustrates our results for the discontinued Mamaki Tea reporting segment for the nine months ended September 30, 2015 and 2014, respectively:

	2015	2014

Sales	$47,275	$19,580
Cost of sales	8,405	34,277
Gross Profit (Loss)	38,870	(14,697)

General and administration expense	395,826	343,135
Depreciation expense	89,218	89,217
Operating loss	(446,174)	(447,049)

Other expense
Interest expense	(115,238)	(160,339)

Net loss	$(561,412)	$(607,388)

	September 30, 2015	September 30, 2014

Total assets	$1,659,512	$1,782,475
Total liabilities	$2,117,621	$1,862,878

For the nine months ended September 30, 2015, general and administrative costs consisted primarily of management and consulting fees of $672,400 less a credit of $473,300 as the result of prior CEO resigning and forfeiting his accrued compensation, stock based compensation of $1,813,511, rent expense of $45,507, professional fees of $13,756 legal fees of $60,000 and BLM claims of $11,160.

For the nine months ended September 30, 2014, general and administrative costs consisted primarily of management and consulting fees of $797,750, contract labor of $262,193, rent expense of $52,112, legal expenses of $66,337, auditing expenses of $17,500, mining claims expense of $11,160 and patent and research expenses of $209,750.

Net operating loss was $3,025,683 or $0.01 per basic and diluted earnings per share for the nine months ended September 30, 2015 compared to $1,558,726 or $0.01 per share for the nine months ended September 30, 2014. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 159,097,739 for the nine months ended September 30, 2015 and 136,639,210 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Our cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the nine months ended September 30:

(thousands)	2015	2014
Cash provided by (used for):
Operating activities	$(987,284)	$(439,620)
Investing activities	0	0
Financing activities	1,132,044	846,851
Cash used in discontinued operations	(211,076)	(361,706)
(Decrease) Increase in cash	$(66,316)	$45,525

Our financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  Our general business strategy is to first develop the mamaki tea farm to provide the source of revenue to maintain our viability, while seeking capital to construct the first portable GTL Unit and explore and research its existing mining lease properties.  As shown in the accompanying condensed consolidated financial statements, we sustained a net operating loss of $3,025,683 for the nine months ended September 30, 2015 and have a cumulative deficit of $10,317,395 at September 30, 2015.  Although we have managed our liquidity during the nine months ended September 30, 2015 through the sale of common stock, shareholder advances and notes payable, our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

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

We project that approximately $51,000,000 of capital will be needed for all aspects of our business development. We project a need of $45 million to build the first portable GTL Unit, $3,000,000 for our mining exploration plan, and $3,000,000 for general and administration.   Further, until there is a fuller assessment of the mining property, we cannot determine the capital requirements and our operating budgets, if it is decided to pursue full exploration and development. We also will be subject to environmental expenses in connection with these activities.  We will also have the expense of maintaining and defending any patents obtained, our claims, and seeking further patents and claims to be able to garner enough area to make our operations more viable, once we have shown appropriate mineral deposits present in our claims, if at all.  After building the first GTL Unit and determining the commercialability of the mining claims, we will need substantial capital to build additional GTL Units, develop the mining claims, acquire plant and equipment and hire personnel.

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

Commitments

Employment Contracts

In May 2011, we entered into employment agreements with our chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to received 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the nine months ended September 30, 2015 and 2014, with consent of management, we accrued a total of $315,000 and $360,000, respectively, as management fees in accordance with the terms of these agreements.  On April 8, 2015, our Company’s chief executive officer resigned and relinquished his claim to $518,300 of deferred compensation.

Mining Leases

Our minimum commitment for 2015 is approximately $11,160 in annual maintenance fees, which are due September 1, 2015.  Once we enter the production phase, royalties owed to the BLM are equal to 10% of production.

Financing

Our financing has been provided by advances from shareholders and by issuing shares of its common stock in various private placements to related parties and individuals.

Off-Balance Sheet Arrangements

As of September 30, 2015, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Going Concern

Our financial statements includes a statement that unless, we obtain financing or generate revenues, there is substantial concern that we will be able to continue as a going concern.  We do not have any current firm prospects for obtaining financing and as part of our business plan we intend to seek operational capital to continue the development of the Mamaki Tea farm and maintain our operations.   Our most immediate source of generating revenues is the Mamaki Tea farm.  Without a short term source of revenue, we may not be able to continue with our business plan and have to curtail our operations and any growth activities.

To date, we have financed our operations from the sale of restricted common stock and advances from shareholders.

We believe that the effect of inflation has not been material during the nine months ended September 30, 2015.

Critical Accounting Policies

Our critical accounting policies are identified in our Annual Form 10-K filed on March 31, 2015 in   Management’s Discussion and Analysis of Financial Condition and Results of Operations   under the heading “Critical Accounting Policies.” There were no significant changes to our critical accounting policies during the nine months ended September 30, 2015.

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

In September 2015, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements at of September 30, 2015 who communicated the matters to our management and board of directors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended September 30, 2015, the Company issued 3,582,329 shares of restricted common stock to eighteen individuals through private placements for cash of $448,643 at average of $0.1252 per share.

During the three month period ended September 30, 2015, 611,956 preferred shares were converted to 9,179,340 shares of common stock.

During the three month period ended September 30, 2015, the Company issued 2,835,100 shares of restricted common stock for consulting services at a value of $306,011 based on value of the services provided.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted for a vote of Security Holders

Item 5.  Other Information.

None

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

UMED HOLDINGS, INC.

Date: November 23, 2015	By:	/s/ Richard Halden
Its: President

Date: November 23, 2015	By:	/s/ Randy Moseley
Its: Chief Financial Officer