Form 10-K
period 2015-12-31
UMED HOLDINGS, INC.
filed 2016-04-14
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number: 000-55030

UMED HOLDINGS, INC.
(Exact name of Registrant as Specified in Its Charter)

Texas	90-0893594
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8851 Camp Bowie Blvd. West, Suite 240
Fort Worth, Texas	76116
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 817-346-6900

Securities registered under Section 12(b) of the Exchange Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value, listed on the OTCQB.
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of March 24, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $6,974,090. On March 24, 2016, the registrant had outstanding 188,446,419 shares of Common Stock, $0.0001 par value per share.

Documents Incorporated by Reference
None

PART I

Item 1. Business.

Introduction

UMED Holdings, Inc. (the "Company") was originally incorporated as Dynalyst Manufacturing Corporation on March 13, 2002 and adopted a name change to Universal Media Corporation upon completion of a reverse acquisition of Dynalyst Manufacturing Corporation in August of 2009.  In March 2011, we changed our name to UMED Holdings, Inc. ("UMED").

UMED is a diversified holding company that owns and operates businesses in a variety of industries including energy and mining.  Our focus is to acquire businesses as wholly-owned subsidiaries that meet some key requirements: (1) solid management that will not have to be replaced in the near future, (2) the ability to grow with steady growth to follow, and (3) an emphasis on emerging core industry markets, such as energy, metals and agriculture.

In this Form 10-K, we refer to ourselves as "UMED," "We," Us," "the Company," and "Our."

Our executive offices are located at: UMED Holdings, Inc., 8851 Camp Bowie Blvd. West, Suite 240, Fort Worth, Texas 76116 tel. voice: 817-346-6900, fax: 817-887-1943. Our Web site is www.umedholdings.com

Our growth is dependent on attaining profit from our operations and our raising capital through the sale of stock or debt. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

Our independent registered public accounting firm issued a going concern qualification in their report dated April 14, 2016, which raises substantial doubt about our ability to continue as a going concern.

Our stock is traded on the OTC QB and our trading symbol is "UMED."

Corporate History

UMED Holdings, Inc. ("UMED," or the "company") was incorporated in Texas on March 13, 2002.   UMED owns technology for converting natural gas to liquids, primarily diesel and jet fuel ("GTL") and mining claims on federal Bureau of Land Management (BLM) in Southwest Arizona.  The Company is in the process of seeking funding to build the GTL units and begin the mining operations on the BLM land.

The Company staked the BLM placer mining claims on 1,440 acres in Arizona in September 2011, and, since then, has maintained the claims and will establish an exploration and development plan, when capital is available.

The Company purchased 100% of Mamaki of Hawaii, Inc. in 2012 and sold it in 2015 as discussed in Notes 5 and 13 in financial statements included in this Form 10-K filing.

In August of 2012, the Company acquired Greenway Innovative Energy, Inc. and has received two patents from the US Patent Office for its GTL technology. The Company's current plan is to concentrate on obtaining the capital needed to build the small scale model at the University of Texas at Arlington (UTA) and then the initial GTL field unit.

In August 2012, the Company acquired 50% of Rig Support Services, Inc. (nka Logistix Technology Systems, Inc.), which is developing a unique and valuable technology and asset management Tool for the Oil and Gas Industry.  In February 2013, we acquired the remaining 50%.  In June 2015, the Company wrote off its investment in Logistix as discussed in Note 6 in the financial statements included in this Form 10-K filing.

As shown in the accompanying consolidated financial statement, the Company has incurred a cumulative deficit of $12,450,131 80 as of December 31, 2015. The ability of the Company to continue as a going concern is in doubt and dependent upon on the ability of the Company to obtain necessary capital and financing to fund ongoing operations and achieving a profitable level of operations. UMED does not have the financial resources and does not have any commitments for funding from unrelated parties or any other firm agreements that will provide working capital to its business segments. We cannot give any assurance that UMED will locate any funding or enter into any agreements that will provide the required operating capital. UMED has been depended on the sale of equity and advances from shareholders to provide it with working capital to date.

UMED Strategy

UMED is a diversified holding company that owns and operates businesses in a variety of industries including energy and mining.  Our focus is to acquire businesses as wholly-owned subsidiaries that meet some key requirements: (1) solid management that will not have to be replaced in the near future, (2) the ability to grow with steady growth to follow, and (3) an emphasis on emerging core industry markets, such as energy and metals.

Operationally, the Company plans to initially focus on building the small scale model at UTA and the initial GTL field production unit, and drill test holes and test the samples on its Arizona placer mining claims to determine the potential value of the various metals that may be located on the claims.

Competition

Most of our competitors have greater financial and other resources than we have, and there is no assurance that we will be able to successfully compete.

Currently, there is significant competition for personnel and financial capital to be deployed in the oil and gas extraction industries and mining and mineral extraction industries.  Therefore, it is difficult for smaller companies such as UMED to attract investment for its various business activities.  We cannot give any assurances that we will be able to compete for capital funds, and without adequate financial resources management cannot assure that the company will be able to compete in our business activities.

Intellectual Property

As of December 31, 2015, the Company's wholly-owned subsidiary Greenway Innovative Energy, Inc. (GIE) owns US Patents 8,574,501 and 8,795,597 B2 covering its mobile Gas-to-Liquids ("GTL") conversion unit for the purpose of converting natural gas to clean synthetic fuels.

In the United States, a patent's term may be up to 21 years if the earliest claimed filing date is that of a provisional application. Other legal provisions may, however, shorten or lengthen a patent's term. In the United States, a patent's term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent.  Alternatively, a patent's term may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

Employees

We currently employ two executives, our Interim Chief Executive Officer, Ransom Jones, and our Chief Financial Officer, Randy Moseley. Mr. Moseley has a written employment agreement discussed in Note 15 to the financial statements.

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

Available Information about US

The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at (http://www.sec.gov). Our Internet site is www.umedholdings.com.

Item 1A. Risk Factors.

Disclosure is not required as a result of our Company's status as a smaller reporting company.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties.

The Company's principal office is at 8851 Camp Bowie Blvd. West, Suite 240, Fort Worth, Texas 76116, where it leases approximately 1,800 square feet of office space, at a rate of $2,417 per month.

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

As of the date of this report, we are not aware of any other asserted or unasserted claims.  Management will seek to minimize further disputes but recognizes the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is traded on the OTCQB and our trading symbol is "UMED." The following table sets forth the quarterly high and low bid price per share for our common stock. These bid and asked price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual prices. Our fiscal year ends December 31.

Common Stock Price Range

	2015		2014
	HIGH	LOW	HIGH	LOW
First Quarter	$0.2300	$0.1201	$0.20	$0.09
Second Quarter	0.1875	0.1000	0.325	0.111
Third Quarter	0.2000	0.1001	0.35	0.16
Fourth Quarter	0.1400	0.0510	0.28	0.155

Common Stock

On March 24, 2016, we had outstanding 188,219,085 shares of Common Stock, $0.0001 par value per share.

On March 24, 2016, the closing bid price of our stock was $0.05 per share.

On March 24, 2016, we had approximately 425 shareholders of record.

Our transfer agent is Transfer Online, Inc. located at 512 SE Salmon St., Portland, Oregon.

We have not paid any cash dividends and we do not expect to declare or pay any cash dividends in the foreseeable future. Payment of any cash dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

Sale of Unregistered Securities

During the three months ended December 31, 2015, the Company did not have any sales of unregistered securities.

Securities Authorized for Issuance under Equity Compensation Plans

None

Employee Stock Option Plans

None

Item 6. Selected Financial Data.

Disclosure is not required as a result of our Company's status as a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes and the discussions under "Application of Critical Accounting Policies," which describes key estimates and assumptions we make in the preparation of our financial statements.

Overview

UMED Holdings, Inc. ("UMED") was originally incorporated as Dynalyst Manufacturing Corporation ("Dynalyst") under the laws of the State of Texas on March 13, 2002.  On June 7, 2006, Dynalyst Manufacturing Corporation amended its Articles of Incorporation to increase its authorized number of common shares from Twenty Million (20,000,000) to Seventy-Five Million (75,000,000) shares and authorized Twenty-Five (25,000,000) shares of preferred stock.

In connection with the merger with Universal Media Corporation ("UMC"), a Nevada corporation, on August 17, 2009, Dynalyst changed its name to Universal Media Corporation.   The transaction was accounted for as a reverse merger, and UMC is the acquiring company on the basis that UMC's senior management became the entire senior management of the merged entity and there was a change of control of Dynalyst.  The transaction is accounted for as recapitalization of Dyanlyst's capital structure.  In connection with the merger, Dynalyst issued 57,500,000 restricted class A common shares to stockholders of Universal Media Corporation for 100% of UMC.

On August 18, 2009, Dynalyst approved the amendment of its Articles of Incorporation and filed with the Texas Secretary of State to change the Company's name to Universal Media Corporation and approved the increase in authorized shares to 300,000,000 shares of class A common stock, par value $.0001 and 20,000,000 shares of class B stock, par value $.0001.

On March 23, 2011, UMC approved the amendment of its Articles of Incorporation and filed with the Texas Secretary of State to change the Company's name to UMED Holdings, Inc.

UMED Holdings, Inc. a Texas corporation, (hereinafter "UMED" or "the Company") is a holding company with present interest in energy and mining.  The Company has established its corporate offices at 8851 Camp Bowie Blvd. West, Suite 240, Fort Worth, Texas 76116 consisting of approximately 1,800 square feet.

Energy Interest

In August 2012, UMED acquired Greenway Innovative Energy, Inc. ("Greenway"), filed a patent application, and is conducting research on Gas-to-Liquid ("GTL") technology.  The Technology is based upon the Fischer-Tropsch ("FT") conversion system that has been operational in various locations throughout the world since the early 1930s.  Thousands of FT systems have operated during the last 80 years, being most notably responsible for driving energy economies of wartime Nazi Germany and Imperial Japan.  More recently, and for a more sustained period, FT has been responsible for providing much of the motive energy required to meet the needs of the Republic of South Africa, a country recognized as having pushed FT technology much further than any other nation since the development of the process.

Greenway's research has been centered on developing a portable production-scale FT system ("the Portable Technology") to accommodate the needs of smaller gas plays that are increasingly beginning to characterize natural gas production within the US and elsewhere.  Based on preliminary estimates with new, improved and more efficient technology than previously projected, the Company is currently seeking funding of $45 - $50 million to manufacture the initial (2,000 barrel per day) GTL unit near an existing pipeline to obtain the cleanest gas possible and not have to deal with desulfurization on the first unit. The GTL Unit will be composed of the front end to produce the syn-gas that will be processed by the FT section and the resulting liquid will be separated into diesel, jet fuel and other products in the fractionation tower.

The Company is in the process of building a GTL scale model unit at a local entity in conjunction with a sponsored research agreement with the University of Texas at Arlington at an estimated cost of $1,500,000.

Mining Interest

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims in Mohave County, Arizona for 5,066,000 shares of restricted common stock.  Actual mining and processing will determine the ultimate value of the holdings.  The Company's current expectations are that it will need approximately $2,000,000 to begin certified assaying ($500,000), develop a mining plan with the BLM ($500,000) and acquire exploration equipment ($1,000,000).  The total requirement will not be known until reports from a consulting geologist are received.  Due the Company not producing any revenues from its BLM mining leases since its acquisition of the leases, achieving a position of producing cash flow levels to fund the development of its BLM mining leases in December of 2010 and not having current resources for an appraisal, we recognized an impairment charge of $100,000 during the year ended December 31, 2014.

Going Concern

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 14, 2016, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2015 and 2014, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party. We experienced negative financial results as follows:

	2015	2014 Restated
Net loss	$(4,028,702)	$(4,384,475)
Cash flow (negative) from operations	(1,304,347)	(1,455,517)
Negative working capital	(2,271,303)	(4,262,530)
Stockholders' deficit	(2,270,559)	(2,418,120)

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

Our ability to achieve profitability will depend upon our ability to manufacture and operate GTL units. Our growth is dependent on attaining profit from our operations and our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

Results of Operations

Revenues for consolidated operations for the years ended December 2015 and 2014 were $0 and $0, respectively.   We reported consolidated net losses during the years ended December 31, 2015 and 2014 of $4,028,702 and $4,384,475, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the year ended December 31, 2015 and 2014:

	2015	2014 Restated

General and administrative	$3,829,466	$2,241,076
Research and development	766,726	218,000
Depreciation and amortization	396	396
Gain from debt forgiveness	518,300	0
Write-off Logistix software	73,500	0
Impairment on investment assets	0	190,000
Gain (loss) on derivative	139,397	(91,395)
Net interest expense	218,105	928,774
Loss on discontinued operations	561,412	714,834

For the year ended December 31, 2015, consolidated general and administrative costs of $3,829,466 consisted primarily of consulting fees of $193,250, management fees of $605,400, legal fees of $95,230, rent expense of $57,362, auditing expense of $28,500, travel expenses of $9,021, transfer agent expenses of $12,111, and stock based compensation of $2,991,677.

For the year ended December 31, 2014, consolidated general and administrative costs of $2,241,076 consisted primarily of consulting fees of $140,000, management fees of $663,750, legal fees of $77,100, rent expense of $76,800, auditing of $34,000, travel expenses of $11,654, transfer agent expenses of $10,823, and stock based compensation of $2,128,057.

Consolidated net loss was $4,028,702 or $0.02 per basic and diluted earnings per share for the year ended December 31, 2015 compared to $4,384,475 or $0.03 per share for the year ended December 31, 2014. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 165,860,150 for the year ended December 31, 2015 and 138,442,759 for the year ended December 31, 2014.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our future operations. We cannot assure that we will be able to continue our operations without adequate funding. We had $0 in cash, total assets of $744 and total liabilities of $2,271,303 as of December 31, 2015. Total stockholder's deficit at December 31, 2015 was $2,270,559.

For the years ended December 31, 2015 and 2014, cash used by operating activities was $1,304,347 and $1,455,517, respectively.  Cash provided by investing activities were $225,000 and $0 for the years ended December 31, 2015 and 2014, respectively.

Cash provided by financing activities for the years ended December 31, 2015 and 2014 was $1,270,852 and $1,935,749, respectively, primarily from the sale of common stock and advances by shareholders.

We project that approximately $50 - $55 million of capital will be needed for all aspects of our business development.  We project a need of $45 -$50 million to build the first portable GTL Unit, $2 million for our mining exploration plan, and $3 million for general and administrative expenses.   Further, until there is a more complete assessment of the mining property, we cannot determine the necessary capital requirements and our operating budgets, if it is decided to pursue full exploration and development. We also will be subject to environmental expenses in connection with these activities.  We will also have the expense of maintaining and defending any patents obtained, our claims, and seeking further patents and claims to be able to garner sufficient area to make our operations more viable, once we have shown appropriate mineral deposits present in our claims, if at all.  After building the first GTL Unit and determining the commercial viability of the mining claims, we will need substantial capital to build additional GTL Units, develop the mining claims, acquire plant and equipment and hire personnel.

We intend to seek equity and revenue-sharing forms of capital. We do not believe that large debt financing is available to the company at this time, partly because we do not have any earnings to support debt service or maintain typical debt covenants. We have no firm arrangements for any capital at this time.  Additionally, equity capital for small companies generally and small companies in the oil and gas and mining segments in particular, have a difficult time competing for investors because of the high risk at this stage of development and the fact that the investment is long term.  The market for the transportation fuel and metals that the company believes may be derived from the GTL Units and from its mining claims also influences investment decisions, such that if there is strong demand, then funds may be relatively more available, but if market demand is not strong or the price of transportation fuels and the metals declines, funding may be unavailable.  The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The general business strategy of the Company is to first develop the natural gas to liquid technology to maintain the Company's viability, while seeking capital and then explore and research its existing mining leases properties.  As shown in the accompanying consolidated financial statement, the Company has incurred a cumulative deficit of $12,458,131 and $8,429,429 as of December 31, 2015 and 2014, respectively. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Commitments

Employment Contracts

In May 2011, the Company entered into employment agreements with Kevin Bentley, its chief executive officer, Richard Halden, its president and Randy Moseley, its chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the four2th year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to receive 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the years ended December 31, 2015 and 2014, with consent of management, the Company accrued a total of $360,000 and $540,000, respectively, as management fees in accordance with the terms of these agreements.  On April 8, 2015, the Company's chief executive officer resigned and relinquished his claim to receive $518,300 of deferred compensation.

In August 2012, the Company entered into employment agreements with Raymond Wright, the president and Conrad Greer, the chairman of the board of Greenway for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his pay to $180,000.  On March 31, 2015, accrual on the Greenway chairman of the board agreement was ceased due to his absence from the company for more than a year. During the years ended December 31, 2015 and 2014, respectively, the Company accrued $191,250 and $168.700 towards the employment agreements.

Mining Leases

The Company's minimum commitment for 2016 is approximately $11,800 in annual maintenance fees, which are due September 1, 2016.  Once the company enters the production phase, royalties owed to the BLM are equal to 10% of production.

Financing

The Company's financing has been provided by advances from shareholders and by issuing shares of its common stock in various private placements to related parties and individuals.

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

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition ("ASC 605-10") which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements ("ASC 605-25"). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

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

The Company accounts for share based payments to non-employees in accordance with ASC 505-50 "Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

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

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.  All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. At December 31, 2015, the Company had not incurred any mine development costs.

Mining Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.  Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims.  Mine properties are periodically assessed for impairment of value and any diminution in value.  Due the Company not producing any revenues from its BLM mining leases since its acquisition of the leases, achieving a position of producing cash flow levels to fund the development of its BLM mining leases in December of 2010 and not having current resources for an appraisal, we recognized an impairment charge of $100,000 during the year ended December 31, 2014.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as deferred officers' compensation and stock compensation accounting versus tax differences.

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share ("ASC 260-10), specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon conversion of the notes payable and exercise of warrants has been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

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

Impact of New Accounting Standards

The Company has adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles – Overall ("ASC 105-10"), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

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

 Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data.

See Financial Statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

a) On May 6, 2015, UMED Holdings, Inc. (the "Company") accepted the resignation of Terry L. Johnson, CPA as the independent registered public accounting firm of the Company. The resignation of Terry L. Johnson, CPA was approved by the Company's Board.

During the Company's two most recent fiscal years, the subsequent interim period thereto, and through May 6, 2015, there were no disagreements (as defined in Item 304 of Regulation S-K) with Terry L, Johnson, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Terry L. Johnson, CPA, would have caused it to make reference in connection with his opinion to the subject matter of the disagreement.  Further during the Company's two most recent fiscal years, the subsequent interim periods thereto, and through May 6, 2015, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K.

On September 24, 2015, the Company was made aware of the Securities and Exchange Commission (SEC) order dated September 17, 2015, against Terry L. Johnson, CPA instituting a public administrative and cease-and-desist order against Terry L. Johnson, CPA, the previous auditor for the registrant who resigned as the Company's auditor on May 6, 2015.  On July 7, 2015, the PCAOB withdrew the registration of Terry L. Johnson, CPA.  As a result of the Commission's order, Terry L. Johnson, CPA was denied the privilege of appearing or practicing before the Commission for failing to comply with PCAOB auditing standards.  Terry L. Johnson, CPA was also cited for the issuance of audit reports that falsely stated that Terry L. Johnson, CPA conducted its audits in accordance with the standards of PCAOB. Due to the Commission's order, the registrant can no longer include the audit reports of Terry L. Johnson, CPA in the registrant's filings with the Commission.  The Company filed an 8K/A on September 30, 2015 to disclose the SEC and PCAOB actions.
     (b)     New Independent Registered Public Accounting Firm
On June 3, 2015, the Company's Board of Directors engaged Patrick D. Heyn, CPA, P.A. as its new independent registered public accounting firm to audit the Company's financial statements for the Company's fiscal year ending December 31, 2015.

During the last two fiscal years ending December 31, 2014 and December 31, 2013, and the subsequent interim periods thereto, and through May 6, 2015, neither the Company nor anyone acting on its behalf consulted Patrick D. Heyn, CPA, P.A. with respect to (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report or oral advice was provided to the Company that Patrick D, Heyn, CPA, P.A. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues: or (ii) any matter that was the subject of disagreement or a reportable event set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2015.

Management's Annual Report on Internal Control over Financial Reporting

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015;

O	The Company has inadequate segregation of duties within its cash disbursement control design.

O
During the year ended December 31, 2015, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

O
The Company does not have a sufficient number of independent directors for its board and audit committee. We currently have two independent directors on our board, which is comprised of seven directors, and we do not have a functioning audit committee. As a publicly-traded company, we should strive to have a majority of our Board of Directors be independent.

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

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we continue to work towards an effective internal control environment.  There were no changes that occurred during the fourth quarter of the fiscal year covered by the Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
		Present Position
Name	Age	and Offices

Ransom Jones	67	Interim Chief Executive Officer, Director

Randy Moseley	68	Treasurer, Chief Financial Officer, Director
		Principal Accounting Officer
		and Secretary

Richard Halden	62	Director

Craig Takacs	49	Director

Kevin Jones	51	Director

Raymond Wright	79	Director

D. Patrick Six	63	Director

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

 RANSOM JONES was appointed interim chief executive officer on January 14, 2016 and director on March 7, 2016.  Mr. Jones has over 40 years of diverse business experience.  He is a retired partner of KPMG Peat Marwick and former Chief Financial Officer of two publicly traded corporations, Western Preferred Corporation and El Paso Refining, Inc.  He has also served as an officer of some of the largest and most prestigious global financial institutions including Goldman Sachs, Citicorp, ABN-AMRO Bank and AIG.  After resigning from AIG, Mr. Jones created a very successful small business for life insurance lending.  He graduated from the University of Texas at El Paso in 1971 with a BBA, Accounting.  Ransom and Kevin Jones are brothers.

RANDY MOSELEY was appointed chief executive officer, chief financial officer and chairman of the board on August 18, 2009.  Mr. Moseley served as chief financial officer and director (August 2009 to December 2012) for Swordfish Financial, Inc., a financial company focusing on recovering financial assets in dormant accounts for clients.   Mr. Moseley served as the chief financial officer and director (March 2007 to February 2013) for Utilicraft Aerospace Industries, Inc., a developing aerospace company focusing on freight related aircraft.   Mr. Moseley served (2001 to 2006) as executive vice president, chief financial officer and director of Urban Television Network Corp, a network created to serve independent broadcast television stations and cable operators.   From 1999 to 2001, Mr. Moseley served as executive vice president and chief financial officer for Tensor Information Systems, Inc., a private Fort Worth company in the business of developing custom software applications.  Mr. Moseley, a certified public accountant, earned a BBA degree from Southern Methodist University. He is a member of the Texas Society of CPAs.

RICHARD HALDEN was appointed president and director of UMED Holdings, Inc. on August 18, 2009.  On January 14, 2016, Mr. Halden resigned as President of the Company but continues to serve as a director.  Mr. Halden also currently serves as president of Capital Equity Partners, LLC, (2007 to present) a management services firm providing corporate financial and marketing services to public companies.  Mr. Halden was co-founder of Channel 28, in 2004, a Dallas, Texas independent television station airing programming provided by Urban Television Network Corporation, which contracted with Mr. Halden from 2001 to 2006.  Prior to the founding of Channel 28, Mr. Halden provided consulting services to American Independent Network Corporation, Hispanic Television Network, Inc. and American Tire from 1996 to 2001.

CRAIG TAKACS has served as a Director of the Company since its incorporation in March 2002.  Mr. Takacs served as president and chief executive officer of the Company's predecessor, Dynalyst Manufacturing Corporation, from March 2002 until his resignation in August 2009.  Prior to Dynalyst, Mr. Takacs worked for Institutional Capital Management, where he served as the firm's technology analyst.  Mr. Takacs received his BBA in Business Management in 1984 from Texas A&M University.

KEVIN JONES was elected as a director of the Company on March 7, 2016. Kevin founded All Commercial Floors in 1999 and is responsible for its overall operation.  Under his leadership ACF has grown from a two-person business in the corner of his garage to one of the largest and, we feel, one of the most respected commercial flooring companies in the country with offices throughout the United States, and with annual sales exceeding $40 million.  Today, ACF may well be considered the premier healthcare flooring contractor in the country, serving customers from Alaska to Florida, Maine to California and beyond.  ACF has also spread beyond the healthcare sector with expansion into the general commercial flooring sector with offices in key U.S. markets.  This has led to landmark projects at venues such as the Gaylord Texan, American Airlines Center, the University of Alabama and Cowboys Stadium.  We believe that no other flooring contractor in the country has the ability to reach any corner of North American continent with the skill and success of ACF.  He attended Texas Tech University in Lubbock, Texas.  Kevin Jones and Ransom B. Jones are brothers
RAYMOND WRIGHT was elected as a director of the Company on March 7, 2016.  Ray has served as the President of Greenway Innovative Energy, Inc. (a wholly-owned subsidiary of the registrant) since August 2012.  Mr. Wright was a co-founder of DFW Genesis in 2009, where he began working on the natural gas to liquid (GTL) process and worked through 2012, when he and Conrad Greer formed Greenway Innovative Energy, Inc. to continue working on the GTL process.  Previously, Mr. Wright worked with Dallas based Texas Instruments (TI) operations he managed and opened up new markets for (TI) in England.  He developed and built a materials manufacturing facility for TI's European operation and introduced TI's Light Sensor technology in Europe.
D. PATRICK SIX was elected as a director of the Company on March 7, 2016.  Patrick has served as a Vice-President of Greenway Innovative Energy, Inc. since 2013.  He has also provided consulting serves to the registrant, since May 2011.  He has been in the oil and gas industry for 37 years as an independent operator of oil and gas properties both as an owner and consultant.  He received a BBA in marketing from Texas Tech University in Lubbock, Texas.

Ransom Jones and Kevin Jones are brothers.  Otherwise, none of the other directors and officers is related to any other director or officer of the Company.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business. We intend in the future to hire independent geologists, engineers and excavation subcontractors on an as needed basis.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees as listed in Section 401(f) of Regulation S-K within the past ten-years material to the evaluation of the ability and integrity of any director and executive officer of the Company.

Code of Ethics

We have a Code of Ethics that applies to our principal executive officers and our principal financial officers, principal accounting officer or controller, or persons performing similar functions. We undertake to provide to any person, without charge, upon request, a copy of our Code of Ethics. You may request a copy of our Code of Ethics by mailing your written request to us. Your written request must contain the phrase "Request for a Copy of the Code of Ethics of UMED Holdings, Inc." A copy of our Code of Ethics is also posted on our website, www.UMED.com. Our address is: UMED Holdings, Inc., 8851 Camp Bowie West Blvd., Suite 240, Fort Worth, Texas 76116.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on the reports received by us, the transaction report of Company transactions supplied by our transfer agent and our shareholders list as of March 31, 2016, to the best of our knowledge all required directors, officers and greater than 9.99% percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2015.
DIRECTOR INDEPENDENCE.

We currently have seven members of our Board of Directors, who were elected and hold office until their successors are elected and qualified. Executive officers are appointed by the Board of Directors and serve until their successors have been duly elected and qualified.  Ransom Jones and Kevin Jones are brothers.  Otherwise, there is no family relationship between any of our directors and executive officers.

BOARD OF DIRECTORS MEETINGS.

During the fiscal year ended December 31, 2015, the Board of Directors held three meetings which were attended by all members.

NOMINATING COMMITTEE.

We do not have any nominating committee of the Board, or committee performing a similar function. Shareholders may recommend nominees for Director by sending written communications to the company's Board of Directors to the attention of the Chairman of the Board, Randy Moseley at UMED Holdings, Inc., 8851 Camp Bowie West Blvd., Suite 240, Fort Worth, Texas 76116. Every director will participate in the consideration of director nominees.

AUDIT COMMITTEE.

We do not have an audit committee of the Board.  Our Board of Directors serves as the audit committee.

Members of the Board of Directors acting in the capacity of the Audit Committee have (1) reviewed and discussed the audited financial statements with management; (2) discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Accounting Oversight Board in Rule 3200T; (3) have received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence, and (4) have discussed with the independent accountant the independent accountant's independence; and based on the review and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the company's annual report on Form 10-K for the last fiscal year for filing with the Commission. The entire Board of Directors is currently acting in the capacity of the Audit Committee.

COMPENSATION COMMITTEE.

We do not have a compensation committee.  Our Board of Directors serves as the compensation committee

SHAREHOLDER COMMUNICATIONS.

Shareholders may send written communications to the company's Board of Directors to the attention of the Chairman of the Board, Randy Moseley. Persons wishing to write to the Board or to a specified director or committee of the Board should send correspondence to the Corporate Secretary at UMED Holdings, Inc., 8851 Camp Bowie West Blvd., Suite 240, Fort Worth, Texas 76116. Electronic submissions of shareholder correspondence will not be accepted.

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid for services rendered to the Company during the last three fiscal years by the Named Executive Officers:

Summary of Compensation of Executive Officers

The following summary compensation table sets forth information concerning the compensation paid during the fiscal years ended December 31, 2015, 2014 and 2013 to our principal executive officers and principal financial officers. No other officer or person received total annual compensation in excess of $100,000 since in our date of incorporation.

Name and Position	Year	Salary ($)		Bonus($)	Compensation ($)		Total ($)

Ransom Jones, Interim Chief Executive Officer, effective January 14, 2016, Chief Operating Officer, April 1, 2015 – January 14, 2016	2015	20,400		-	37,500	(1)	57,900

Kevin Bentley, Chief Executive Officer, resigned April 6, 2105	2015	0		-	743,750	(2)	743,750
	2014	165,000	(3)	-			165,000
	2013	0	(4)	-			0

Richard Halden, President	2015	180,000	(5)	-	603,750	(6)	783,750
resigned on January 14, 2016	2014	165,000	(7)	-			165,000
	2013	0	(8)				0

Randy Moseley, Chief Financial Officer	2015	180,000	(9)	-	603,750	(10)	783,750
and Principal Financial Officer	2014	165,000	(11)	-			165,000
	2013	0	(12)				0

(1)	Represents 375,000 shares of restricted class A common stock due Executive per his employment agreement, valued at $0.10 per share.
(2)	Represents 4,375,000 shares of restricted class A common stock due Executive per his employment agreement, valued at $0.17 per share.
(3)	Represents amount of 2014 annual salary accrued but unpaid by agreement with the Executive.
(4)	Executive agreed to eliminate 50% of his total deferred compensation which made 2013 have 0 accrual.
(5)	Represents amount of 2014 annual salary accrued but unpaid by agreement with the Executive.
(6)	Represents 4,375,000 shares of restricted class A common stock due Executive per his employmentagreement, valued at $0.138 per share.
(7)	Represents amount of 2014 annual salary accrued but unpaid by agreement with the Executive.
(8)	Executive agreed to eliminate 50% of his total deferred compensation which made 2013 have 0 accrual.
(9)	Represents amount of 2014 annual salary accrued but unpaid by agreement with the Executive.
(10)	Represents 4,375,000 shares of restricted class A common stock due Executive per his employment agreement, valued at $0.138 per share.
(11)	Represents amount of 2014 annual salary accrued but unpaid by agreement with the Executive
(12)	Executive agreed to eliminate 50% of his total deferred compensation which made 2013 have 0 accrual.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of March 24, 2016 which was 98,811,192 shares, by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Randy Moseley (3)	35,567,574	17.50%

Richard Halden (4)	32,677,721	16.07%

Ransom Jones	375,000	.18%

Craig Takacs	3,157,563	1.55%

Kevin Jones (5)	15,333,334	7.54%

Raymond Wright	7,000,000	3.44%

D. Patrick Six (6)	4,700,000	2.31%
as a group (7 persons)	98,811,192	48.59%

(1)
Unless otherwise indicated, the address for each of these stockholders is c/o UMED Holdings, Inc., at 8851 Camp Bowie Blvd. West, Suite 240, Fort Worth, Texas 76116.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he beneficially owns.Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

(2)
Percentage of beneficial ownership is based on the 188,219,085 shares of class A common stock outstanding as of March 24, 2016 and the 15,126,938 class B common shares outstanding at March 24, 2016 for a total of 203,346,023 shares used to determine percent of ownership.

(3)
Includes 18,280,809 shares of class A common held directly by Mr. Moseley, 2,797,000 shares of class A common held by Mr. Moseley's spouse, 7,500,000 shares of class B shares held directly by Mr. Moseley, 1,183,164 shares of class A common  held by Capital Equity Partners, LLC of which Mr. Moseley is a member, 5,000,000 shares of class A common held by Media Advertising LLC of which Mr. Moseley is a member, 3,500,000 shares of class A common held by Arkansas Partners of which Mr. Moseley is a partner, and 2,148,183 shares of class A common held by BioEnergy LLC of which Mr. Moseley is a member.

(4)
Includes 15,836,139 shares of class A common held directly by Mr. Halden, 4,500,000 shares of class A common held by Mr. Halden's spouse, 7,500,000 shares of class B shares held directly by Mr. Halden, 1,183,164 shares of class A common held by Capital Equity Partners, LLC of which Mr. Halden is a member, 5,000,000 shares of class A common held by Media Advertising Partners LLC of which Mr. Halden is a member and 3,500,000 shares of class A common held by Arkansas Partners of which Mr. Halden is a partner.

(5)	Includes 2,583,334 shares of class A common held directly by Mr. Jones and 12,750,000 shares of class A common held by Mabert LLC.

(6)	Includes 200,000 shares of class A common held directly by Mr. Six and 4,500,000 shares of class A common held by Jabeez LLC.

Change in Control

There are no present arrangements known to the Company, including any pledge by any person of the Company's securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Shareholders have made advances to the Company in the amounts of $383,878 and $715,070 during the years ended December 31, 2015 and 2014, respectively.  The shareholders have elected to convert advances of $314,517 and $1,527,180 to shares of class A common stock at market value ($.173 and $.228 per share) and received repayments of $122,976 and $0 during the years ended December 31, 2015 and 2014, respectively.

In April 2015, the Company's then Chief Executive Officer resigned and in his settlement agreement gave up claims to receive deferred compensation, which amounted to $518,300 as discussed in Note 12 above.

In May 2015, the Company issued 13,125,000 shares of restricted class A common stock to its former CEO, its President and Chief Financial Officer per their employment agreements. The shares were valued at $0.15 per share based on market value.

In July 2015, the Company issued a total of 9,179,340 shares of restricted class A common stock to its President and Chief Financial Officer for the conversion of 611,956 shares of class B stock at the rate of fifteen shares of restricted common stock for each share of Class B stock, on terms set by the Company's predecessor, Dynalyst Manufacturing Corporation.

Item 14. Principal Accountant Fees and Services.

UMED Holdings, Inc. Independent Public Accountant's Fees

The following table presents fees for professional services rendered by its independent auditors for the audit of the Company's financial statements for the years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees	$28,500	$34,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$28,500	$34,000

Audit Fees were for professional services for auditing and reviewing the Company's financial statements, as well as for consents and assistance with and review of documents filed with the Securities and Exchange Commission.

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

There were no services performed by our independent registered public accounting firm of the type described in Item 9(e)(2) of Schedule 14A. Our board of directors acting in the capacity of the Audit Committee considers that the work done for us by Terry Johnson is compatible with maintaining Patrick Heyn's independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits.

Exhibit No.	Name of Exhibit
3.1**	Articles of Incorporation filed March 13, 2002
3.2**	Amended Articles of Incorporation filed June 7, 2006
3.3**	Amended Articles of Incorporation filed August 18, 2009
3.4**	Amended Articles of Incorporation filed March 23, 2011
3.5**	Bylaws
10.1*	Code of Ethics
10.2*	Agreement and Plan of Merger by end between Dynalyst Manufacturing Corporation and Universal Media Corporation dated August 18, 2009
10.3*	Purchase Agreement between UMED and Mamaki Tea & Extract, Inc. dated May 1, 2012
10.4*	Addendum and Modification to Purchase Agreement between UMED and Mamaki Tea & Extract, Inc. dated December 31, 2012
10.5*	Second Addendum and Modification to Purchase Agreement between UMED and Mamaki Tea & Extract, Inc. dated December 31, 2012
10.6*	Purchase Agreement between UMED and Greenway Innovative Energy, Inc. dated August 29, 2012
10.7*	Purchase Agreement between UMED and Rig Support Services, Inc. dated February 23, 2012
10.8*	Asset Agreement between UMED and JetTech LLC dated October 2, 2011
10.9*	Employment agreement with Kevin Bentley dated May 27, 2011
10.10*	Employment agreement with Randy Moseley dated May 27, 2011
10.11*	Employment agreement with Richard Halden dated May 27, 2011
10.12*	Employment agreement with Raymond Wright dated August 29, 2012
10.13*	Employment with Conrad Greer dated August 29, 2012
10.14*	Consulting agreement with Jabez Capital Group LLC dated May 27, 2011
10.15**	Mamaki of Hawaii, Inc. Promissory Note with Southwest Capital Funding Ltd dated August 17, 2012
10.16*	Modification of Note and Lien between Mamaki of Hawaii, Inc. and Southwest Capital Funding Ltd dated October1, 2012
10.17*	Second Modification of Note and Lien between Mamaki of Hawaii, Inc. and Southwest Capital Funding Ltd dated December 20, 2012
10.18*	Mamaki of Hawaii, Inc. Promissory Note to Robert R. Romer dated August 17, 2012
10.19**	Rig Support Services, Inc. Addendum & Modification to Purchase Agreement
21***	List of Subsidiaries
31.1***	Certification pursuant to Section 13a-14 of CEO
31.2***	Certification pursuant to Section 13a-14 of CFO
32.1***	Certification pursuant to Section 1350 of CEO
32.2***	Certification pursuant to Section 1350 of CFO
101	Interactive data files pursuant to Rule 405 of Regulation S-T

* Filed in Form 10 filed on August 28, 2013.
** Filed in Form 10 filed on November 12, 2013
*** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas.

UMED HOLDINGS, INC.

April 14, 2016	By:	/s/ Ransom Jones
Ransom Jones
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2016	By:	/s/ Ransom Jones
Ransom Jones
Interim Chief Executive Officer

April 14, 2016	By:	/s/ Randy Moseley
Randy Moseley
Director, Chief Financial Officer and Principal Accounting Officer

April 14, 2016	By:	/s/ Richard Halden
Richard Halden
Director

April 14, 2016	By:	/s/ Craig Takacs
Craig Takacs
Director

April 14, 2016	By:	/s/ Kevin Jones
Kevin Jones
Director

April 14, 2016	By:	/s/ Raymond Wright
Raymond Wright
Director

April 14, 2016	By:	/s/ D. Patrick Six
D. Patrick Six
Director

UMED Holdings, Inc.

Financial Statements

Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of
UMED Holdings, Inc.
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of UMED Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The financial statements for 2014 were restated to account for certain asset impairments, stock issued for services and embedded derivatives.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the accompanying consolidated financial statements, the Company has minimal revenues, has incurred losses since inception, and has a negative working capital balance at December 31, 2015, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick D. Heyn, CPA
Atlantis, Florida
April 14, 2016

UMED HOLDINGS, INC.
Consolidated Balance Sheet

	December 31,	December 31,
	2015	2014 Restated
Assets
Current Assets
Cash	$0	$77,504
Total Current Assets	0	77,504

Fixed assets
Property & equipment	4,015	88,703
Less depreciation	3,271	14,061
	744	74,642
Other Assets
Mine properties, less impairment allowance of $100,000 in 2015	0	0
Investments, less impairment allowance of $90,000 in 2015	0	0
Assets related to discontinued operations	0	1,757,643
Total Other Assets	0	1,757.643
Total Assets	$744	$1,909,789

Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable	$85,545	$34,986
Advances from stockholders	102,214	181,272
Accrued management fees	1,793,617	1,822,677
Accrued expenses	229,763	153,592
Convertible note payable, net of discounts of $0 and $110,800)	0	47,200
Derivative liability-warrants	60,164	239,789
Liabilities related to discontinued operations	0	1,860,518
Total Current Liabilities	2,271,303	4,340,034
Total Liabilities	2,271,303	4,340,034
Commitments and Contingencies
Stockholders' Deficit
Class B stock, 20,000,000 shares authorized, par value $0.0001,
15,126,938 issued and outstanding at December 31, 2015 and
15,738,894 at December 31, 2014	1,513	1,574
Class A stock 300,000,000 shares authorized, par value $0.0001,
183,882,132 and 145,559,835 issued and outstanding at
December 31, 2015 and December 31, 2014, respectively	18,389	14,557
Additional paid-in capital	10,167,670	5,983,053
Accumulated deficit	(12,458,131)	(8,429,429)
Total Stockholders' Deficit	(2,270,559)	(2,430,245)
Total Liabilities & Stockholders' Deficit	$744	$1,909,789

See accompanying notes to consolidated financial statements

UMED HOLDINGS, INC.
Statements of Operations
For the years ended December 31, 2015 and 2014

	2015	2014 Restated

Loss from continuing operations
General and administrative	$3,829,466	$2,241,076
Research and development	766,726	218,000
Depreciation	396	396
Total Expense	4,596,588	2,459,472

Operating loss	(4,596,588)	(2,459,472)

Other income (expenses)
Debt forgiveness	518,300	0
Write off Logistix software	(73,500)	0
Impairment on investment assets	0	(190,000)
Gain (Loss) on change in fair value of derivatives	139,397	(91,395)
Interest expense	(218,105)	(928,774)
Total other expenses	366,092	(1,210,169)

Operating loss from continuing operations	(4,230,496)	(3,669,641)
Discontinued operations, net of tax (loss) from discontinued operations	(561,412)	(714,834)
Gain on disposal of discontinued operations	763,206	0
Total gain (loss) discontinued operations	201,794	(714,834)

Loss before income taxes	(4,028,702)	(4,384,475)

Provision for income taxes	0	0

Net loss	$(4,028,702)	$(4,384,475)

Basic loss per share;
Operating loss	$(0.02)	$(0.03)
Loss from discontinued operations	$(0.00)	$(0.00)
Net loss per share	$(0.02)	$(0.03)

Weighted average shares
Outstanding;
Basic and diluted	165,860,150	138,442,759

See accompanying notes to consolidated financial statements

UMED Holdings, Inc.
Consolidated Statement of Stockholders' Deficit
For the years ended December 31, 2015 and 2014

		Stock
	Class B Number of Shares	Par Value $0.0001 Amount	Class A Number of Shares	Par Value $0.0001 Amount	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance December 31, 2013	15,798,894	$1,580	128,911,568	$12,892	$2,818,782	$(4,044,954)	$(1,211,700)

Sale of common stock			2,310,118	231	336,269		336,500

Conv of class B
Stock to class A common	(60,000)	(6)	600,000	60	(54)		-

Conv shareholders' advances to common stock			6,703,915	670	1,526,509		1,527,179

Shares issued for services			7,034,234	704	1,301,547		1,302,251

Net loss						(4,384,475)	(4,384,475)

Balance December 31, 2014, Restated	15,738,894	$1,574	145,559,835	$14,557	$5,983,053	$(8,429,429)	$(2,430,245)

Sale of common stock			10,915,101	1,091	1,081,502		1,082,593

Class B common converted To class A common	(611,956)	(61)	9,179,340	918	(857)		-

Conv shareholders' advances to common stock			1,817,746	182	314,335		314,517

Shares issued for services			16,410,110	1,641	2,403,087		2,404,728

Warrants issued for services					386,549		386,549

Net loss						(4,028,702)	(4,028,702)

Balance
December 31, 2015	15,126,938	$1,513	183,882,132	$18,389	$10,167,670	$(12,458,131)	$(2,270,559)

See accompanying notes to consolidated financial statements

UMED HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2015 and 2014

	2015	2014 Restated
Cash Flows from Operating Activities
Net Loss from Operations	$(4,230,496)	$(3,669,641)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	398	395
Stock issued for services	2,404,729	1,302,251
Interest and amortization of debt discounts	102,700	64,836
Debt forgiveness	(518,300)	0
Impairment provision on assets	0	190,000
Warrants	386,549	0
Debt issue costs amortized	0	12,125
Write off of Logistix software	73,500	0
Gain (loss) change in fair value of derivatives	(139,397)	91,395
Changes in operating assets and liabilities:
Accounts payable	50,559	(19,819)
Accrued management fees	489,241	493,850
Derivative liability	0	239,789
Accrued expenses	76,171	22,092

Net Cash Used in Operating Activities	(1,304,347)	(1,272,727)

Cash Flows from Investing Activities	0	0

Cash Flows from Financing Activities
Advances from shareholders converted to common stock	314,517	1,527,180
Advances from shareholders	(79,058)	54,869
Decrease in notes payable	0	(30,000)
Decrease in convertible note payable	(47,200)	47,200
Proceeds from sale of common stock	1,082,593	336,500
Net Cash Provided by Financing Activities	1,270,852	1,935,749
Cash Used in Discontinued Operations	(44,009)	(585,613)

Net (Decrease) Increase in Cash	(77,504)	77,409
Cash Beginning of Period	77,504	95
Cash End of Period	$0	$77,504

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$69,297	$49,009
Cash Paid during the period for taxes	$0	$0
Conversion of class B common stock to class A common stock	$918	$0

The accompanying notes are an integral part of these financial statements

UMED COMPANY HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

UMED Holdings, Inc. ("UMED" or the "Company") was organized on March 13, 2002 under the laws of the State of Texas as Dynalyst Manufacturing Corporation.  On August 18, 2009, in connection with a merger with Universal Media Corporation, a privately held Nevada company, the Company changed its name to Universal Media Corporation ("UMC").  The company changed its name to UMED Holdings, Inc. on March 23, 2011.

UMED's mission is to operate as a holding company through the acquisition of businesses as wholly-owned subsidiaries that meet some key requirements: (1) solid management that will not have to be replaced in the near future (2) the ability to grow with steady growth to follow and (3) an emphasis on emerging core industry markets, such as energy and metals.  It is the Company's intention to add experienced personnel and select strategic partners to manage and operate the acquired business units.

In September 2010, UMED has acquired 1,440 acres of placer mining claims on Bureau of Land Management land in Mohave County, Arizona. See discussion in Note 4.  Due the Company not producing any revenues from its BLM mining leases since its acquisition of the leases, achieving a position of producing cash flow levels to fund the development of its BLM mining leases in December of 2010 and not having current resources for an appraisal, we recognized an impairment charge of $100,000 during the year ended December 31, 2014.

In October 2011, UMED has acquired a 49% interest in Jet Regulators, LP, an aircraft maintenance company located at Meacham Field in Fort Worth, Texas.  See discussion in Notes 5 and 7.  Due to reduced growth expectations and the Company not receiving any revenues from its ownership in Jet Tech described in Note 7, we recognized an impairment charge of $90,000 during the year ended December 31, 2014.

In May 2012, the Company acquired 80% of Mamaki Tea & Extract of Hawaii, Inc. (nka Mamaki of Hawaii, Inc.) which owns and operates Wood Valley Plantation a 25 acre Mamaki Tea plantation located in the Kau district of the Island of Hawaii and lies at the foot of Mauna Loa, the Earth's largest volcano.   On December 31, 2012, the Company acquired the remaining 20% for 500,000 shares of restricted common stock and $127,800 of cash.  Mamaki of Hawaii, Inc. was sold in October 2015 as discussed further in Notes 2, 3, 4, 5 and 13.

In August 2012, the Company acquired 100% of Greenway Innovative Energy, Inc., which owns patents and proprietary technology that is capable of converting natural gas to diesel and jet fuels.

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of UMED and its wholly-owned subsidiaries. The Company's investment in Jet Regulators is accounted for at cost due to its lack of significant influence.  All significant inter-company accounts and transactions were eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of the following entities:

Name of Entity	%	Entity	Incorporation	Relationship
UMED Holdings, Inc.		Corporation	Texas	Parent
Mamaki of Hawaii, Inc.*	100%	Corporation	Nevada	Subsidiary
Universal Media Corporation	100%	Corporation	Wyoming	Subsidiary
Greenway Innovative Energy, Inc.	100%	Corporation	Nevada	Subsidiary
Logistix Technology Systems, Inc.	100%	Corporation	Texas	Subsidiary

*  Sold in October 2015

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company sustained a loss of $4 million for the year ended December 31, 2015 and has a deficit of $12.5 million at December 31, 2015. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

NOTE 3 - RESTATEMENT

In preparing the financial statements for the year ended December 31, 2014, the Company (through procedures performed by its independent auditors) determined that it had failed to properly value shares issued for services and shareholder conversions and properly identify and value derivatives related to a convertible note with associated warrants.  As the result of this error, we are restating our financial statements ("The Restatement") and associated disclosures to include the cost associated with the shares issued and the derivatives associated with the convertible note and warrants.  The error resulted in the understatement of non-cash expenses and a corresponding understatement of net loss by $1,699,129, for the year ended December 31, 2014.

Also in this restatement, the Company has reclassified the accounts and operations related to Mamaki of Hawaii, Inc., a wholly-owned subsidiary, that was sold in 2015 as discontinued operations as discussed in Note 13.

Balance Sheet Accounts	As Previously Stated	Reclassify Mamaki	Correction of Derivative and Stock Valuations	As Restated

Cash	$82.400	$(4,896)		$77,504
Accounts receivable	780	(780)		0
Prepaid expenses	32,700	(32,700)		0
Land	150,000	(150,000)		0
Buildings	871,842	(871,842)		0
Equipment	1,084,755	(996,052)		88,703
Accumulated depreciation	(312,946)	298,885		(14,061)
Mine Properties	100,000		(100,000)	0
Investments	90,000		(90,000)	0
Debt issue costs	55,427		(55,427)	0
Assets related to discontinued operations	0	1,757,643		1,757,643
Total	$2,155,214	$0	$(233,302)	$1,909,789

Accounts payable	$70,568	$(35,582)		$34,986
Advances from shareholders	181,272			181,272
Accrued expenses	733,316	(579,725)		153,591
Convertible note payable, net	136,801		(89,601)	47,200
Derivative liability	0		239,789	239,789
Term notes	1,245,211	(1,245,211)		0
Liabilities related to discontinued operations	0	1,860,518		1,860,518
Total	$4,189,845	$0	$150,189	$4,340,034

Class B common	$1,574	$0	$0	$1,574
Class A common	14,557	0	0	14,557
Additional paid-in-capital	4,679,538	0	1,303,515	5,983,53
Accumulated deficit	(6,730,300)	0	(1,699,129)	(8,429,429)
Total	$2,034,631)	$0	$(383,489)	(2,418,120)

Statement of Operations	As Previously Stated	Mamaki Reclassification	Correction of Derivative and Stock Valuations	As Restated

Sales	$24,581	$(24,581)	0	$0
Cost of sales	54,696	(54,696)	0	0
Gross profit	(30,115)	(30,115)	0	0
Expenses
General and administrative	2,092,746	(415,009)	563,339	2,241,076
Research and development	218,000	0	0	218,000
Depreciation	119,350	(118,954)	0	396
	2,430,096	(533,963)	563,339	2,459,472
Operating loss Other expenses	(2,460,211)	(564,078)	(563,339)	(2,459,472)
Impairment on investments	0	0	(190,000)	(190,000)
Loss on derivative	0	0	(91,395)	(91,395)
Interest expense	(225,135)	(150,756)	(842,270)	(928,774)
Operating loss from continuing operations	(2,685,346)	(714,834)	(1,687,004)	(3,669,641)
Loss from discontinued operations	0	(714,834)	0	(714,834)

Loss before income taxes	(2,685,346)	0	(1,687,004)	(4,384,475)
Provision for income taxes	0	0	0	0
Net loss	$(2,685,346)	$(714,834)	(1,687,004)	$(4,384,475)

Basic loss per share
Operating loss				$(0.03)
Loss from discontinued operations				$(0.00)

Statement of Cash Flows Accounts	As Previously Stated	Mamaki Reclassification	Correction of Derivative and Stock Valuations	As Restated

Net loss from operations	$(2,685,346)	$(714,834)	$(269,461)	$(3,669,641)

Depreciation	119,350	(118,955)	0	395
Interest and amortization of debt discounts	0		64,836	64,836
Stock issued for services	738,842	0	563,409	1,302,251
Impairment provisions	0	0	190,000	19,000
Warrants	89,568	0	(89,568)	0
Debt issue costs amortized	0	0	12,125	12,125
Accounts receivable	900	(900)	0	0
Prepaid expenses	21,149	(21,149)	0	0
Accounts payable	(9,287)	(10,532)	0	(19,819)
Accrued management fees	493,851	0	0	493,851
Derivative liability	0	0	239,789	239,789
Accrued expenses	262,332	(240,240)		22,092
Net Cash Provided by Operations	(968,641)	323,056	1,081,812	(1,455,517)

Advances and conversions from shareholders	729,029	0	798,151	1,582,049
Proceeds from convertible note	136,801	0	(89,601)	47,200
Decrease in notes payable	(120,393)	90,393	0	(30,000)
Proceeds from sale of common stock	336,500	0	0	336,500
Net Cash Provided by Financing	1,049,855	90,393	157,859	1,935,749

Cash used in discontinued operations		(402,823)		(402,823)
Net Increase in Cash	$81,214	$(3,805)		$77,409

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the presentation of the consolidated financial statements are as follows:

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with ASC Topic 360, "Property, Plant and Equipment."  An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate.  If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.  Due the Company not producing any revenues from its BLM mining leases since its acquisition of the leases, achieving a position of producing cash flow levels to fund the development of its BLM mining leases in December of 2010 and not having current resources for an appraisal, we recognized an impairment charge of $100,000 during the year ended December 31, 2014.  The Company will continue to pay the annual renewal fees of $11,160 based on obtaining encouraging results from samples on surface material.  Due to reduced growth expectations and the Company not receiving any revenues from its ownership in Jet Tech described in Note 7, we recognized an impairment charge of $90,000 during the year ended December 31, 2014.

Discontinued Operations

On November 2, 2015, the Company consummated the sale of its wholly owned subsidiary, Mamaki of Hawaii, Inc. ("Mamaki") to Hawaiian Beverages, Inc. ("HBI").   Under the agreement, HBI acquired 100% of the common stock of Mamaki in exchange for seven hundred thousand dollars ($700,000) and the assumption of eighty-four thousand two hundred seventy-five thousand dollars ($84,275) of UMED debts.  HBI has paid so far two hundred forty-five thousand five hundred dollars ($245,400) of the two hundred fifty thousand dollars ($250,000) due at closing and pay three installments of one hundred fifty thousand dollars ($150,000) on each of thirty, sixty and ninety-day from the closing date. The Company has not received any payment on the $454,600 and has determined that the account is doubtful and wrote it off, as of December 31, 2015, as a deduction from the gain calculated on the sale.

The results of Mamaki are presented as a separate line item in the consolidated statements of operations and the consolidated balance sheets entitled "Assets/Liabilities sold relating to discontinued operations" and "Assets/Liabilities related to discontinued operations". In accordance with EITF 87-24, "Allocation of Interest to Discontinued Operations", the Company elected to not allocate consolidated interest expense to discontinued operations where the debt is not directly attributable to or related to discontinued operations. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continued operations. (See Note 13).

Revenue Recognition

The Company has not, to date, generated significant revenues.  The Company plans to recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition ("ASC 605-10") which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments ("ASC 605-25"). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2015 and 2014, respectively.

Segment Information

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.  The Company determined that is had one operating segment, Mamaki of Hawaii, Inc., in addition to its corporate activities, which the Company is presenting as discontinued operations.

Mine Exploration and Development Costs

The Company plans to account for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.  All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine's production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.   Due to the Company not producing any revenues from its BLM mining leases since its acquisition of the leases, achieving a position of producing cash flow levels to fund the development of its BLM mining leases in December of 2010 and not having current resources for an appraisal, we recognized an impairment charge of $100,000 during the year ended December 31, 2014.  Through December 31, 2015, the Company had not incurred any mine development costs.  During the year ended December 31, 2015, the Company incurred $9,166 in costs of obtaining surface samples. Through December 31, 2015, the Company had not incurred any mine development costs.

Mine Properties

The Company will account for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.  Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims.  Mine properties are periodically assessed for impairment of value and any diminution in value. The Company had 1,440 acres of placer mining claims at December 31, 2015, which were acquired in December 2010 in exchange for 5,066,000 shares of common stock valued at $100,000.  Due to the Company not producing any revenues from its BLM mining leases since its acquisition of the leases, achieving a position of producing cash flow levels to fund the development of its BLM mining leases in December of 2010 and not having current resources for an appraisal, we recognized an impairment charge of $100,000 during the year ended December 31, 2014.

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

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Open tax-years subject to IRS examination include 2009 – 2014.

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants (5,112,953) have been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive.

Derivative Instruments

The Company accounts for derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging ("ASC 815"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount ("OID").  An OID is the difference between the original cash proceeds and the amount of the note upon maturity. The Note is originally recorded for the proceeds received. The OID is amortized into interest expense pro-rata over the term of the Note.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument ("ASC 825-10), include cash, accounts payable and convertible note payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2015 and 2014.

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

The Company's derivative was valued at level 3.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation ("ASC 718-10") which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

At December 31, 2015, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with high credit quality institutions.  At times, such deposits may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development ("ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $766,726 and $218,000 during the years ended December 31, 2015 and 2014, respectively.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at market values.

Impact of New Accounting Standards

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 5 – CONTRACT RECEIVABLE

In November 2015, the Company completed the sale (entered into on October 1, 2015) of its wholly owned subsidiary, Mamaki of Hawaii, Inc., ("Mamaki") to Hawaiian Beverages, Inc. ("HBI").  Under the agreement, HBI acquired 100% of the common stock of Mamaki in exchange for seven hundred thousand dollars ($700,000) and the assumption of eighty-four thousand two hundred seventy- five thousand dollars ($84,275) of UMED debts.  HBI paid two hundred forty-five thousand five hundred dollars ($245,400) at closing towards the first installment due of two hundred fifty thousand ($250,000), resulting in a receivable of $454,600 at December 31, 2015.  The Company has not received any payment on the $454,600 and has determined that collection is doubtful and wrote the account off at December 31, 2015 as a reduction to the gain calculated on the sale.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulated depreciation at December 31, 2015 and 2014, respectively, are summarized as follows:

	Range of
	Lives in
	Years	2015	2014
Equipment	5	2,032	13,220
Logistix software	5	0	73,500
Furniture and fixtures	5	1,983	1,983
		4,015	88,703
Less accumulate depreciation		(3,271)	(14,061)
		$744	74,642

Depreciation expense for the year ended		$396	$297

During the year ended December 31, 2015, the Company wrote-off the balance of its Logistix software and $11,188 of fully depreciated assets.

NOTE 7 – INVESTMENTS

Investments consisted of the following at December 31, 2015 and 2014;

	2015	2014 Restated

Jet Tech LLC In October 2011, the Company acquired a 49% interest in JetTech LLC which is an aerospace maintenance operation located at Meacham Airport in Fort Worth, Texas -The Company has impaired the investment at December 31, 2015 and 2014, respectively,	$0	$0

TOTAL INVESTMENTS	$0	$0

NOTE 8 – CONVERTIBLE PROMISSORY NOTE

On September 18, 2014, the Company issued a $158,000 convertible promissory note bearing interest at 10.0% per annum to an accredited investor, payable July 23, 2015, in monthly installments of $31,600 plus accrued interest beginning 6 months after the date of this promissory note.  The note was paid in full on July 22, 2015.  The holder had the right under certain circumstances to convert the note into common stock of the Company at a conversion price equal to 70% of the average of the 3 lowest volume weighted average trading prices during the 20-day period ending on the latest complete trading day prior to the conversion date.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity's Own Equity, and concluded that the Convertible Note did result in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $158,000 based on its then intrinsic value. The discount related to the beneficial conversion feature ($78,463) and the warrants ($79,537) is being amortized over the term of the debt (10 months).  For the year ended December 30, 2015, the Company recognized $51,001of interest expense related to the amortization of the discount as the note was paid in full on July 22,2015.

In connection with the issuance of the $158,000 note discussed above, the Company recorded debt issue cost and discount as follows:

10.4% cash – which is equivalent to $16,500, and
Warrants – having a fair value of $107,212 and recorded on the balance sheet at $60,164 and $239,789 as of December 31, 2015 and 2014, respectively, which was computed as follows;
Commitment Date
Expected dividends	0%
Expected volatility	189%
Expected term: conversion feature	3.75years
Risk free interest rate	1.75%

The debt issue costs were capitalized and amortized through July 22, 2015, when the note was repaid.

Amortization of debt issue costs for the year ended December 31, 2015 was $55,427.  Net debt issue costs at December 31, 2015 was $0, as the note had been repaid.

The original issue discount pertains to discount taken by lender against the total convertible note of $158,000, resulting in a disbursement of $144,000 to the company.

The original issue discount of $14,000 was amortized $5,900 and $8,100 in the years ended December 31, 2015 and 2014, respectively, as the note was paid in full in July 2015.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2015 and 2014;

	2015	2014 Restated

Accrued consulting fees	$229,000	$144,500
Bank overdraft	763	0
Accrued interest expense	0	9,091
Total accrued expenses	$229,763	$153,591

NOTE 10– CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of class A common stock with a par value of $.0001 per share and 20,000,000 shares of class B stock with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Class A Common Stock

At December 31, 2015, there were 183,882,132 shares of class A common stock issued and outstanding.

During the period from July 1, through September 30, 2105, the Company issued 5,921,992 shares of restricted class A common stock to eighteen individuals through private placements for cash of $450,910 at average of $0.076 per share.

During the period from July 1, 2015 through September 30, 2015, the Company issued 9,179,340 shares of class A stock for 611,956 class B shares on terms set by the Company's predecessor, Dynalyst Manufacturing Corporation.

During the period from July 1, 2015 through September 30, 2015, the Company issued 1,600,000 shares of restricted class A common stock for consulting services at a value of $244,5000 based on value of the services provided, at average of $0.153 per share.

During the period from July 1, 2015 through September 30, 2015, the Company issued 1,235,110 shares of restricted class A common stock for legal and management services at a value of $140,713 based on value of the services provided, at average of $0.114 per share.

During the period from April 1, 2015 through June 30, 2015, the Company issued 1,726,080 shares of restricted class A common stock valued at $293,434 for conversion of advances from shareholders at an average of $0.17 per share.

During the period from April 1, 2015 through June 30, 2015, the Company issued 4,150,732 shares of restricted class A common stock to twelve individuals through private placements for cash of $508,500 at average of $0.1225 per share.

During the period from April 1, 2015 through June 30, 2015, the Company issued a total of 13,125,000 shares of restricted class A common stock to its former CEO, its President and Chief Financial Officer per their employment agreements. The shares were valued at $0.15 per share based on market value.

During the period from April 1, 2015 through June 30, 2015, the Company issued 250,000 shares of restricted class A common stock to its former CEO as set out in his separation agreement. The shares were valued at $0.138 per share based on market value.

During the period from April 1, 2015 through June 30, 2015, the Company issued 200,000 shares of restricted class A common stock for consulting services at a value of $34,000at an average of $0.17 per share.

During the period from January 1, 2015 through March 31, 2015, the Company issued 91,666 shares of restricted class A common stock valued at $21,083 for conversion of advances from shareholders at an average of $0.23 per share.

During the period from January 1, 2015 through March 31, 2015, the Company issued 842,377 shares of restricted class A common stock to seven individuals through private placements for cash of $122,950 at $0.146 per share.

During the period from October 1 through December 31, 2014, the Company issued 1,633,142 shares of restricted class A common stock valued at $351,126 for the conversion of shareholder advances at an average of $0.215 per share.

During the period from October 1 through December 31, 2014, the Company issued 1,000,000 shares of restricted class A common stock to six investors for cash consideration of $127,500.

During the period from October 1 through December 31, 2014, the Company issued 225,000 shares of restricted class A common stock for consulting services valued at $48,375, at an average of $0.215 per share.

During the period from July 1, 2014 through September 30, 2014, the Company issued 1,118,000 shares of restricted class A common stock for conversion of $335,400 in advances from shareholder, or $0.30 per share.

During the period from July 1, 2104 through September 30, 2104, the Company issued 3,770,182 shares of restricted class A common stock for services rendered.  The shares were valued at $583,727, or $0.18 per share.

During the period from July 1, 2104 through September 30, 2014, the Company entered into subscription agreements with individuals and sold 550,000 shares of restricted class A common stock for $67,000 cash, or $0.122 per share.

During the period from April 1, 2014 through June 30, 2014, the Company issued 2,216,233 shares of restricted class A common stock valued at $613,762 for conversion of advances from shareholder, or $0.277 per share.

During the period from April 1, 2104 through June 30, 2104, the Company issued 1,645,000 shares of restricted class A common stock for services rendered.  The shares were valued at $385,050, or $0.234 per share.

During the period from April 1, 2104 through June 30, 2014, the Company entered into subscription agreements with individuals and sold 490,888 shares of restricted class A common stock for $107,000 cash, or $0.218 per share.

During the period from January 1, 2014 through March 31, 2014, the Company issued 1,736,540 shares of restricted class A common stock valued at $185,677 for conversion of advances from shareholder at an average of $0.107.

During the period from January 1, 2014 through March 31, 2014, the Company issued 634,652 shares of restricted class A common stock for services rendered.  The shares were valued at $78,500, or $0.124 per share.

During the period from January 1, 2014 through March 31, 2014, the Company issued 100,000 shares of restricted class A common stock for services rendered.  The shares were valued at $10,000, or $0.10 per share.

During the period from January 1, 2014 through March 31, 2014, the Company entered into subscription agreement with an individual and sold 269,230 shares of restricted class A common stock for $35,000 cash, or $0.13 per share.

During the period from January 1, 2014 through March 31, 2014, the Company issued 600,000 shares of restricted class A common stock for the conversion of 60,000 shares of class B common stock at the conversion rate of 10 shares of restricted class common stock for each share of class B common stock.

During the period from January 1, 2014 through March 31, 2014, the Company issued 500,000 shares of restricted class A common stock for legal services rendered.  The shares were valued at $75,000, or $0.15 per share.

During the period from January 1, 2014 through March 31, 2014, the Company issued 160,000 shares of restricted class A common stock for services rendered.  The shares were valued at $21,600, or $0.135 per share.

Class B Stock

At December 31, 2015, there were 15,126,938 shares of class B stock issued and outstanding. Each class B share is convertible, at the option of the shareholder, into common stock on a one for one basis.

During the period from July 1, 2015 through September 30, 2015, the Company issued 9,179,340 shares of class A stock for 611,956 class B shares on terms set by the Company's predecessor, Dynalyst Manufacturing Corporation.

Stock options, warrants and other rights

At December 31, 2015, the Company has not adopted any employee stock option plans.

On October 1, 2015, the Company issued 4,000,000 warrants for legal work. The warrants are exercisable for $.20 per share for a period of five years from the date of issue. The Company valued the warrants as of December 31, 2015 at $386,549 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 189%, expected conversion term of 4.75 years and risk free interest rate of 1.75%.

NOTE 11 - RELATED PARTY TRANSACTIONS

Shareholders have made advances to the Company in the amounts of $383,878 and $715,070 during the years ended December 31, 2015 and 2014, respectively.  The shareholders have elected to convert advances of $314,517 and $1,527,179 to shares of class A, common stock at an average value of $0.173 and $0.228 per share and received repayments of $79,058 and $0 during the years ended December 31, 2015 and 2014, respectively.

In April 2015, the Company's then Chief Executive Officer resigned and in his settlement agreement gave up claims to receive deferred compensation, which amounted to $518,300 and treated as debt forgiveness, as discussed in Note 14 below.

In May 2015, the Company issued 13,125,000 shares of restricted class A common stock to its former CEO, its President and Chief Financial Officer per their employment agreements. The shares were valued at an average of $0.15 per share based on market value.

In July 2015, the Company issued a total of 9,179,340 shares of restricted class A common stock to its President and Chief Financial Officer for the conversion of 611,956 shares of class B stock at the rate of fifteen shares of restricted common stock for each share of Class B stock, on terms set by the Company's predecessor, Dynalyst Manufacturing Corporation.

NOTE 12 – INCOME TAXES

At December 31, 2015 and 2014, the Company had approximately $4.9 million and $3.5 million, respectively, of net operating losses ("NOL") carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2033.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the years ended December 31, 2015 and 2014:

	2015	2014

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the years ended December 31, 2015 and 2014 the Company's effective rate is as follows:

	2015		2014

Federal statutory rate	(34.0	) %	(34.0	) %
State tax, net of federal benefit	(0.0)		(0.0)
Permanent differences and other including surtax exemption	0.0		0.0
Valuation allowance	34.0		34.0
Effective tax rate	0.0%		0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at December 31, 2015 and December 31, 2014:

	2015	2014 Restated
Deferred tax assets
Net operating loss carry forwards	$4,028,702	$4,384,475
Deferred compensation	2,409,213	1,966,523
Stock based compensation	4,898,968	1,887,431
Other	1,121,248	191,000
Total	12,458,131	8,429,429
Less valuation allowance	(12,458,131)	(8,429,429)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $4,028,702 and $4,384,475 for the years ended December 31, 2015 and 2014, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $12,458,131 and $8,429,429 at December 31, 2015 and 2014, respectively.

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

NOTE 13 – DISCONTINUED OPERATIONS

In November 2015, the Company completed the sale (entered into on October 1, 2015) of its wholly owned subsidiary, Mamaki of Hawaii, Inc., ("Mamaki") to Hawaiian Beverages, Inc. ("HBI").  Under the agreement, HBI acquired 100% of the common stock of Mamaki in exchange for seven hundred thousand dollars ($700,000) and the assumption of eighty-four thousand two hundred seventy- five thousand dollars ($84,275) of UMED debts.  HBI paid two hundred forty-five thousand five hundred dollars ($245,400) at closing towards the first installment due of two hundred fifty thousand ($250,000) and with three installments of one hundred fifty thousand dollars ($150,000) on each due thirty, sixty and ninety days from the closing date.  The Company has not received any payment on the $454,600 and has determined that the collection is doubtful and wrote the receivable off at December 31, 2015 against the gain calculated on the sale.

The following is a summary of the calculation of the gain from the sale of Mamaki of Hawaii, Inc.:

Mamaki of Hawaii historical operations	$2,008,794
Contract receivable from Hawaiian Beverages	700,000
UMED note payable assumed by Hawaiian Beverages	64,697
Write off Mamaki of Hawaii Intercompany receivable	(777,255)
Write off UMED investment in Mamaki of Hawaii stock	(778,430)
Write off contract receivable	(454,600)
Gain from discontinued operations for 2015	$763,206

The following statements of the discontinued operations (Mamaki of Hawaii, Inc.) for the nine months ended September 30, 2015 (date Hawaiian Beverages took over the operations of Mamaki) and year ended December 31, 2014:

	2015	2014
Sales	$47,275	$24,581
Cost of sales	8,407	54,696
Gross profit	38,868	(30,115)

Operating Expenses:
General and administrative expenses	395,824	415,009
Depreciation	89,218	118,954
Total Operating Expenses	485,042	533,963
Operating Loss	(446,174)	(564,078)

Other Income (Expense)
Interest expense	(115,238)	(150,756)

Loss from discontinued operations	$(561,412)	$(714,834)
Loss per share – discontinued operations	$(0.00)	$(0.00)

Assets and liabilities retained relating to discontinued operations (Mamaki of Hawaii, Inc.) consisted of the following at December 31, 2014;

12/31/2014

Current assets relating to discontinued operations:
Cash	$5,153
Accounts receivable	780
Prepaid expenses and deposits	32,700
Property, plant and equipment, net	1,719,009
Total assets related to discontinued operations	$1,757,643

Current liabilities relating to discontinued operations:
Bank overdrafts	$4,896
Notes payable	1,245,211
Accounts payable	35,582
Accrued interest payable	36,450
Accrued expenses	538,380
Total liabilities related to discontinued operations	$1,860,518

NOTE 14 – COMMITMENTS

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the four2th year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to receive 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the years ended December 31, 2015 and 2014, with consent of management, the Company accrued a total of $405,000 and $360,000, respectively, as management fees in accordance with the terms of these agreements.  On April 8, 2015, the Company's chief executive officer resigned and relinquished his claim to receive $518,300 of deferred compensation, which the Company treated as debt forgiveness.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his annual pay to $180,000.  On March 31, 2015, accrual on the Greenway chairman of the board agreement was ceased due to his absence from the company for more than a year. During the years ended December 31, 2015 and 2014, respectively, the Company accrued $191,250 and $168,700 towards the employment agreements.

Leases

In July 2015, the Company reduced its office lease space from 3,500 to 1,800 square feet on a month-to-month basis at $3,200 per month. In October 2015, the Company signed a new two-year lease for new office space of approximately 1,800 square feet at the rate of $2,417 for the first twelve months and $2,495 for the second twelve months.  During the years ended December 31, 2015 and 2014, the Company expensed $55,836 and $76,800, respectively, in rent expense.

The Company is obligated to pay approximately $11,800 in annual maintenance fees on its mining leases, in addition to 10% royalties based on production.

Legal

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company currently is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE 15-SUBSEQUESNT EVENTS

During the period form January 1, 2015 through March 24, 2015, the Company issued 3,500,002 shares of restricted class A common stock to four individuals for $245,000 cash.

During the period form January 1, 2015 through March 24, 2015, the Company issued 400,000 shares of restricted class A common stock services rendered.  The shares were valued at $36,000, or $0.09 per share.

During the period form January 1, 2015 through March 24, 2015, the Company issued 664,285 shares of restricted class A common stock for conversion of $53,145 of advances from shareholder.