Form 10-K/A
period 2015-12-31
UMED HOLDINGS, INC.
filed 2016-04-18
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No.1
to
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of March 24, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $6,974,090. On March 24, 2016, the registrant had outstanding 188,219,085 shares of Common Stock, $0.0001 par value per share.

Documents Incorporated by Reference
None

Explanatory Note

UMED Holdings, Inc. (the "Company") is filing this Amendment No. 1 (the "Amendment") to the Company's annual report on Form 10-K for the year ended December 31, 2015 (the Form 10-K"), filed with the Securities and Exchange Commission on April 14, 2016 (the "Original Filing Date"). Solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company's Form 10-K. formatted in XBRL (eXtensible Business Reporting Language):

101. INS XBRL Instance Document
101. SCHXBRLTaxonomy Schema
101. CALXBRL Taxonomy Calculation Linkbase
101. DEFXBRL Taxonomy Definition Linkbase
101. LABXBRL Taxonomy Label Linkbase
101. PREXBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-K.  This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify up update in any way disclosures made in the
10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits.

Exhibit No.	Name of Exhibit
31.1***	Certification pursuant to Section 13a-14 of CEO
31.2***	Certification pursuant to Section 13a-14 of CFO
32.1***	Certification pursuant to Section 1350 of CEO
32.2***	Certification pursuant to Section 1350 of CFO
101***	Interactive data files pursuant to Rule 405 of Regulation S-T

*** Filed herewith
*** Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas.

UMED HOLDINGS, INC.

April 15, 2016	By:	/s/ Ransom Jones
Ransom Jones
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2016	By:	/s/ Ransom Jones
Ransom Jones
Interim Chief Executive Officer

April 15, 2016	By:	/s/ Randy Moseley
Randy Moseley
Director, Chief Financial Officer and Principal Accounting Officer

April 15, 2016	By:	/s/ Richard Halden
Richard Halden
Director

April 15, 2016	By:	/s/ Craig Takacs
Craig Takacs
Director

April 15, 2016	By:	/s/ Kevin Jones
Kevin Jones
Director

April 15, 2016	By:	/s/ Raymond Wright
Raymond Wright
Director

April 15, 2016	By:	/s/ D. Patrick Six
D. Patrick Six
Director