Form 10-Q
period 2016-03-31
UMED HOLDINGS, INC.
filed 2016-05-13
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-55030
              ____________________________

UMED HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Texas	90-0893594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8851 Camp Bowie West Blvd, Suite 240

Fort Worth, TX  76116
(Address of principal executive offices)

(817) 346-6900
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑   No

The number of shares of issuer's common stock, par value $0.0001 per share, outstanding as of April 30, 2016 was 188,552,419.  The number of shares of issuer's preferred stock, par value $0.0001 per share, outstanding as of April 30, 2015 was 15,126,938.  The registrant has no other classes of securities outstanding.

UMED HOLDINGS, INC.

UMED HOLDINGS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
	2016	2015

Assets
Current Assets
Cash	$10,295	$0
Total Current Assets	10,295	0

Fixed assets
Property & equipment	4,015	4,015
Less depreciation	3,370	3,271
	645	744
Other Assets
Mine properties	0	0
Investment	0	0
Total Other Assets	0	0
Total Assets	$10,940	$744

Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable	$77,173	$85,545
Stockholder advances	166,756	102,214
Accrued management fees	1,820,602	1,793,617
Accrued expenses	238,365	229,763
Note payable	36,000	0
Derivative liability – warrants	100,262	60,164
Total Current Liabilities	2,439,158	2,271,303
Total Liabilities	2,439,158	2,271,303

Commitments and contingencies
Stockholders' Deficit
Common Class B stock, 20,000,000 shares authorized, par value $0.0001,
15,126,938 issued and outstanding at March 31, 2016 and
December 31, 2015	1,513	1,513
Common Class A stock 300,000,000 shares authorized, par value $0.0001,
188,552,419 and 183,882,132 issued and outstanding at
March 31, 2016 and December 31, 2015, respectively	18,857	18,389
Additional paid-in capital	10,504,183	10,167,670
Accumulated deficit	(12,952,771)	(12,458,131)
Total Stockholders' Deficit	(2,428,218)	(2,270,559)
Total Liabilities & Stockholders' Deficit	$10,940	$744

The accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.
Consolidated Statements of Operations – Unaudited
For the three months ended March 31, 2016 and 2015

	2016	2015

Sales	$0	$0
Expenses
General and administrative	289,493	315,493
Research and development	164,835	72,000
Depreciation	99	99
Total Expense	454,427	387,592

Operating loss	(454,427)	(387,592)

Other income (expenses)
Loss on change in fair value of derivative	(40,098)	0
Interest expense	(115)	(36,395)
Total other income (expense)	(40,213)	(36,395)

Operating loss from continuing operations	(494,640)	(423,987)

Loss from discontinued operations, net of tax	0	(143,008)
Loss before income taxes		(566,995)
Provision for income taxes	0	0
Net loss	$(494,640)	$(566,995)

Net loss per share;
Basic and diluted net income (loss) per shares Continuing operations	$0.01	$0.00
Discontinued operations	0.00	0.00
	$0.01	$0.00

Weighted average shares
Outstanding;
Basic and diluted	186,441,276	146,159,118

See accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows - Unaudited
For the three months ended March 31, 2016 and 2015

	2016	2015
Cash Flows from Operating Activities
Net Loss from operations	$(494,640)	$(423,9875)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	99	98
Stock issued for services	40,480	0
Loss on derivative	40,098	0
Changes in operating assets and liabilities:
Accounts payable	(8,372)	898
Accrued management fees	26,985	135,563
Derivative	0	0
Accrued expenses	8,602	7,910

Net Cash Used in Operating Activities	(386,748)	(279,518)

Cash Flows from Investing Activities	0	0

Cash Flows from Financing Activities
Shareholder advances, net	116,043	136,610
Proceeds - note payable	36,000	0
Decrease in convertible notes payable	0	(22,515)
Proceeds from sale of common stock	245,000	108,001
Debt issuance cost	0	23,754
Net Cash Provided by Financing Activities	397,043	245,850
Cash Used in Discontinued Operations	0	(43,624)

Net Increase (Decrease) in Cash	10,295	(77,292)
Cash Beginning of Period	0	77,503
Cash End of Period	$10,295	$211

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$0	$0
Cash Paid during the period for taxes	$0	$0
Conversion of shareholder advances to common stock	$51,500	$18,500

The accompanying notes are an integral part of these financial statements

UMED COMPANY HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

UMED Holdings, Inc. ("UMED" or the "Company") was organized on March 13, 2002 under the laws of the State of Texas as Dynalyst Manufacturing Corporation.  On August 18, 2009, in connection with a merger with Universal Media Corporation, a privately held Nevada company, the Company changed its name to Universal Media Corporation ("Universal Media").  The company changed its name to UMED Holdings, Inc. on March 23, 2011.

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

In September 2010, UMED acquired 1,440 acres of placer mining claims on Bureau of Land Management land in Mohave County, Arizona. See discussion in Note 4.  Due the Company not producing any revenues from its BLM mining leases since its acquisition of the leases, achieving a position of producing cash flow levels to fund the development of its BLM mining leases in December of 2010 and not having current resources for an appraisal, we recognized an impairment charge of $100,000 during the year ended December 31, 2014.

In October 2011, UMED acquired a 49% interest in Jet Regulators, LP, an aircraft maintenance company located at Meacham Field in Fort Worth, Texas.  See discussion in Notes 5 and 7.  Due to reduced growth expectations and the Company not receiving any revenues from its ownership in Jet Tech described in Note 7, we recognized an impairment charge of $90,000 during the year ended December 31, 2014.

In May 2012, the Company acquired 80% of Mamaki Tea & Extract of Hawaii, Inc. (nka Mamaki of Hawaii, Inc.) which owns and operates Wood Valley Plantation a 25 acre Mamaki Tea plantation located in the Kau district of the Island of Hawaii and lies at the foot of Mauna Loa, the Earth's largest volcano.   On December 31, 2012, the Company acquired the remaining 20% for 500,000 shares of restricted common stock and $127,800 of cash.  Mamaki of Hawaii, Inc. was sold in October 2015 as discussed further in Notes 3, 4 and 12.

In August 2012, the Company acquired 100% of Greenway Innovative Energy, Inc., which owns two patents and proprietary technology for the conversion of natural gas to diesel/jet fuels.

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of UMED and its wholly-owned subsidiaries. All significant inter-company accounts and transactions were eliminated in consolidation.

  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The net assets and results of operations of Mamaki of Hawaii, Inc. have been reflected as discontinued operations for the three months ended March 31, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2015.

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

*  Sold in November 2015

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of approximately $495 thousand for the three-month period ended March 31, 2016 and has an accumulated deficit of approximately $12.9 million at March 31, 2016. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

NOTE 3 - RECLASSIFICATION

The March 31, 2015 financial statements amounts have been reclassified to reflect the operations of Mamaki of Hawaii, Inc. as discontinued operations, as follows;

Statement of Operations	As Previously Stated	Reclassification	As Reclassified

Sales	$27,301	$(27,301)	$0
Cost of sales	3,147	(3,147)	0
Gross profit	24,154	(24,154)	0
Expenses
General and administrative	422,299	(106,806)	315,493
Research and development	72,000	0	72,000
Depreciation	29,839	(29,740)	99
	524,138	(136,574)	387,592
Operating loss Other expenses	(499,984)	(111,492)	(387,592)
Interest expense	(67,011)	30,616	(36,395)
Operating loss from continuing operations	(566,995)	143,008	(423,987)
Loss from discontinued operations	0	(143,008)	(143,008)

Loss before income taxes	(566,995)	0	(566,995)
Provision for income taxes	0	0	0
Net loss	$(566,995)	$0	$(566,995)

Basic loss per share
Operating loss			$(0.00)
Loss from discontinued operations			$(0.00)

Statement of Cash Flows Accounts	As Previously Stated	Reclassification	As Reclassified

Net Loss	$(566,995)	$(143,008)	$(423,987)

Depreciation	29,838	29,739	99
Stock issued for services	0	0	0
Warrants	0	0	0
Accounts receivable	(12,355)	(12,355)	0
Prepaid expenses	5,140	5,140	0
Accounts payable	(11,229)	(12,127)	898
Accrued management fees	135,563	0	135,5635
Accrued expenses	92,990	85,080	7,910
Net Cash Provided by Operations	(327,048)	47,530	(279,518)

Advances from shareholders	136,610	0	136,610
Proceeds from convertible note	(22,515)	0	(22,515)
Decrease in notes payable	1,077	(1,077)	0
Proceeds from sale of common stock	108,001	0	108,001
Debt issue costs	23,754	0	23,754
Net Cash Provided by Financing	246,927	(1,077)	245,850

Cash used in discontinued operations		(43,624)	(43,624)

Net Increase in Cash	$(80,121)	$2,829	$(77,292)

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

Discontinued Operations

On November 2, 2015, the Company consummated on the sale of its wholly owned subsidiary, Mamaki of Hawaii, Inc. ("Mamaki") to Hawaiian Beverages, Inc. ("HBI").   Under the agreement, HBI acquired 100% of the common stock of Mamaki in exchange for seven hundred thousand dollars ($700,000) and the assumption of eighty-four thousand two hundred seventy-five dollars ($84,275) of UMED debts.  HBI paid two hundred forty-five thousand five hundred dollars ($245,000) of the two hundred fifty thousand dollars ($250,000) due at closing and was scheduled to pay three installments of one hundred fifty thousand dollars ($150,000) on each of thirty, sixty and ninety-day anniversary of the closing date.  The Company has not received any payment on the $454,600 and determined that the account is doubtful and wrote it off, as of December 31, 2015, as a deduction from the gain calculated on the sale.

For the three months ended March 31, 2015, the results of Mamaki are presented as a separate line item in the consolidated statement of operations and the consolidated cash flow statement.  In accordance with Accounting Standards Codification Subtopic 205-10-45, the Company elected to not allocate consolidated interest expense to discontinued operations where the debt is not directly attributable to or related to discontinued operations. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continued operations. (See Notes 2 and 12).

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2016 or December 31, 2015.

Mine Exploration and Development Costs

The Company plans to account for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.   All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine's production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.  Due to the Company not producing any revenues from its BLM mining leases since its acquisition of the leases, achieving a position of producing cash flow levels to fund the development of its BLM mining leases and not having current resources for an appraisal, we recognized an impairment charge of $100,000 during the year ended December 31, 2014.   During the three months ended March 31, 2016 and 2015, the Company did not incur any mine development costs.

 Mine Properties

The Company will account for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.   Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims.  Mine properties are periodically assessed for impairment of value and any diminution in value. The Company had 1,440 acres of placer mining claims at March 31, 2016, which were acquired in December 2010 in exchange for 5,066,000 shares of common stock valued at $100,000.  Due to the Company not producing any revenues from its BLM mining leases since its acquisition of the leases, achieving a position of producing cash flow levels to fund the development of its BLM mining leases and not having current resources for an appraisal, we recognized an impairment charge of $100,000 during the year ended December 31, 2014.

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

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Open tax years, subject to IRS examination include 2009 – 2015.

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants (5,446,154) have been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive.

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

See Note 7 below for discussion regarding a warrant agreement related to a convertible note, which was repaid on July 22, 2015.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount ("OID").  An OID is the difference between the original cash proceeds and the amount of the note upon maturity. The Note is originally recorded for the proceeds received. The OID was amortized into interest expense pro-rata over the term of the Note.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument ("ASC 825-10), include cash, accounts payable and convertible note payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2016.

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

At March 31, 2016, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with high credit quality institutions.  At times, such deposits may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development ("ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $164,835 and $72,000 during the three months ended March 31, 2016 and 2015.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at market values.

Impact of New Accounting Standards

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

 NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulated depreciation at March 31, 2016 and December 31, 2015, respectively, are summarized as follows:

	Range of
	Lives in	March 31, December 31,
	Years	2016	2015
Equipment	5	2,032	2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulate depreciation		(3,370)	(3,271)
		$645	744

Depreciation expense for the period ended		$99	$396

NOTE 6 – INVESTMENTS

Investments consisted of the following at March 31, 2016 and December 31, 2015;

	March 31,	December 31,
	2016	2015
Jet Tech LLC In October 2011, the Company acquired a 49% interest in JetTech LLC which is an aerospace maintenance operation located at Meacham Airport in Fort Worth, Texas. The Company has impaired the investment at March 31, 2016 and December 31, 2014, respectively.	$0	$0

TOTAL INVESTMENTS	$0	$0

NOTE 7 – CONVERTIBLE PROMISSORY NOTE

On September 18, 2015, the Company issued a $158,000 convertible promissory note bearing interest at 10.0% per annum to an accredited investor, payable July 23, 2015, in monthly installments of $31,600 plus accrued interest beginning 6 months after the date of the promissory note.  The note was paid in full on July 22, 2015.  The holder had the right under certain circumstances to convert the note into common stock of the Company at a conversion price equal to 70% of the average of the 3 lowest volume weighted average trading prices during the 20-day period ending on the latest complete trading day prior to the conversion date.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity's Own Equity, and concluded that the Convertible Note did result in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $158,000 based on its then intrinsic value. The discount related to the beneficial conversion feature ($78,463) and the warrants ($79,537) is being amortized over the term of the debt (10 months).  For the period ended March 31, 2016, the Company did not recognized any interest expense related to the amortization of the discount as the note was paid in full on July 22, 2015.

In connection with the issuance of the $158,000 note discussed above, the Company recorded debt issue cost and discount as follows:

●	10.4% cash – which is equivalent to $16,500, and,
●	Warrants – having a fair value of $107,212 and recorded on the balance sheet at $100,262 as of March 31, 2016 and $60,164 at December 31, 2015, which was computed as follows;
Commitment Date
Expected dividends	0%
Expected volatility	189%
Expected term: conversion feature	3.5 years
Risk free interest rate	1.75%

The debt issue costs were capitalized and amortized through July 22, 2015, when the note was paid in full.

Amortization of debt issuance costs for the three months ended March 31, 2015 was $23,754.  There was no amortization of debt issue costs for the three months ended March 31, 2016, as the note had been paid in full.

The original issue discount pertains to discount taken by lender against the total convertible note of $158,000, resulting in a disbursement of $144,000 to the company.

The original issue discount of $14,000 was amortized during the year ended December 31, 2015, as the note had been paid in full on July 22, 2015.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2016 and December 31, 2015;
	2016	2015

Accrued consulting fees	$238,250	$229,000
Bank overdraft	0	763
Accrued interest expense	115	0
Total accrued expenses	$238,365	$229,763

NOTE 9– CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of class A common stock with a par value of $.0001 per share and 20,000,000 shares of class B common with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Common A Stock

At March 31, 2016, there were 188,552,419 shares of common stock issued and outstanding.

During the three-month period ended March 31, 2016, the Company issued 3,500,002 shares of restricted common stock to four individuals through private placements for cash of $245,000 at average of $.07 per share.

During the three-month period ended March 31, 2016, the Company issued 664,285 shares of restricted common stock for conversion of shareholder advances of $51,500 at average of $.0775 per share.

During the three-month period ended March 31, 2016, the Company issued 400,000 shares of restricted common stock for consulting services of $32,000 at average of $.08 per share.

During the three-month period ended March 31, 2016, the Company issued 106,000 shares of restricted common stock to a creditor for rent expense of $8,480 at average of $.08 per share.

Class B Common

At March 31, 2016, there were 15,126,938 shares of class B common stock issued and outstanding. Each class B share is convertible, at the option of the class B shareholder, into one share of class A common stock.

Stock options, warrants and other rights

At March 31, 2016, the Company has not adopted any employee stock option plans.

NOTE 10 - RELATED PARTY TRANSACTIONS

Shareholders have made advances to the Company in the amounts of $126,042 and $132,109 during the three months ended March 31, 2016 and 2015, respectively.  The shareholders have elected to convert advances of $51,500 and $18,500 to shares of common stock at market value ($.08 and $.118 per share) and received repayments of $10,000 and $0 during the three months ended March 31, 2016 and 2015, respectively.

NOTE 11 – INCOME TAXES

At March 31, 2016 and December 31, 2015, the Company had approximately $4.8 million and $4 million, respectively, of net operating losses ("NOL") carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2033.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the three months ended March 31, 2016 and the year ended December 31, 2015:

	2015	2015

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended March 31, 2016 and the year ended December 31, 2015 the Company's effective rate is as follows:

	2016		2015

Federal statutory rate	(34.0	) %	(34.0	) %
State tax, net of federal benefit	(0.0)		(0.0)
Permanent differences and other including surtax exemption	0.0		0.0
Valuation allowance	34.0		34.0
Effective tax rate	0.0%		0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at March 31, 2016 and December 31, 2015:

	2016	2015
Deferred tax assets
Net operating loss carry forwards	$4,806,093	$4,028,702
Deferred compensation	2,544,213	2,409,213
Stock based compensation	4,930,968	4,898.968
Other	671,497	1,121,2480
Total	12,952,771	12,458,131
Less valuation allowance	(12,952,771)	(12,458,131)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

 The change in the valuation allowance was $494,640 and $4,028,702 for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $12,952,771 and $12,458,131 at March 31, 2016 and December 31, 2015, respectively.

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

NOTE 12 – DISCONTINUED OPERATIONS

In November 2015, the Company completed the sale of its wholly owned subsidiary, Mamaki of Hawaii, Inc, ("Mamaki") to Hawaiian Beverages, Inc. ("HBI").  Under the agreement, HBI acquired 100% of the common stock of Mamaki in exchange for seven hundred thousand dollars ($700,000) and the assumption of eighty-four thousand two hundred seventy-five dollars ($84,275) of UMED debts.  HBI paid two hundred forty-five thousand five hundred dollars ($245,500) at closing towards the first installment due of two hundred fifty thousand ($250,000) and was to pay three installments of one hundred fifty thousand dollars ($150,000) on each of thirty, sixty and ninety-day anniversary of the closing date.  The Company has not received any payment on the $454,600 and determined that the account is doubtful and wrote it off, as of December 31, 2015, as a deduction from the gain calculated on the sale.

The following are condensed statements of the discontinued operations (Mamaki of Hawaii, Inc.) for the three months ended March 31, 2015:

	2015
Sales		$27,301
Cost of sales		3,147
Gross profit		24,154

Operating Expenses:
General and administrative expenses		106,806
Depreciation		29,740
Total Operating Expenses		136,546
Operating Loss		(112,392)

Other Income (Expense)
Interest expense		(30,616)

Loss from discontinued operations	$	(143,008)
Loss per share - discontinued operations		$(0.00)

NOTE 13 – COMMITMENTS

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to receive 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the three months ended March 31, 2016 and 2015, with consent of management, the Company accrued a total of $90,000 and $135,000, respectively, as management fees in accordance with the terms of these agreements.  On April 8, 2015, the Company's chief executive officer resigned and relinquished his claim to receive $518,300 of deferred compensation, which the Company treated as debt forgiveness.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his annual pay to $180,000.  On April 30, 2015, accrual on the Greenway chairman of the board agreement was ceased due to his absence from the company for more than a year. During the three months ended March 31, 2016 and 2015, respectively, the Company accrued $45,000 and $56,250 towards the employment agreements.

Leases

In October 2015, the Company entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the three months ended March 31, 2016 and 2015, the Company expensed $7,251 and $19,200, respectively, in rent expense.

The Company is obligated to pay approximately $11,800 in annual maintenance fees on its mining leases, in addition to 10% royalties based on production.

Legal

As dislosed below in Note 14 – Subsequent Event - On April 22, 2016, the Company filed suit in District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. ("Mamaki"), Hawaiian Beverages, Inc.("HBI"), Curtis Borman and Lee Jenison for breach of Stock Purchase Agreement dated October 29, 2015.

NOTE 14 – SUBSEQUENT EVENTS

On April 22, 2016, the Company filed suit in District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. ("Mamaki"), Hawaiian Beverages, Inc.("HBI"), Curtis Borman and Lee Jenison for breach of Stock Purchase Agreement dated October 29, 2015, wherein the Company sold its shares in Mamaki of Hawaii, Inc. to Hawaiian Beverages, Inc. for $700,000 (along with the assumption of certain debt).  The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report, which have been prepared assuming that we will continue as a going concern, and in conjunction with our Annual Form 10-K filed on April 14, 2016.  As discussed in Note 2 to the condensed consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.  Management's plans concerning these matters are also discussed in Note 2 to the condensed consolidated financial statements.  This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Overview

UMED Holdings, Inc. ("UMED") was originally incorporated as Dynalyst Manufacturing Corporation ("Dynalyst") under the laws of the State of Texas on March 13, 2002.

In connection with the merger with Universal Media Corporation ("UMC"), a Nevada corporation, on August 17, 2009, the company changed its name to Universal Media Corporation.   The transaction was accounted for as a reverse merger, and Universal Media Corporation is the acquiring company on the basis that Universal Media Corporation's senior management became the entire senior management of the merged entity and there was a change of control of Dynalyst.  The transaction is accounted for as recapitalization of Dyanlyst's capital structure.  In connection with the merger, Dynalyst issued 57,500,000 restricted common shares to stockholders of Universal Media Corporation for 100% of Universal Media Corporation.

On August 18, 2009, Dynalyst approved the amendment of its Articles of Incorporation and filed with the Texas Secretary of State to change the Company's name to Universal Media Corporation and approved the increase in authorized shares to 300,000,000 shares of common A stock, par value $.0001 and 20,000,000 shares of common B, par value $.0001.

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

The Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2016 without raising additional debt or equity capital.  There can be no assurance that the Company will raise additional debt or equity capital.

The Company is currently evaluating strategic alternatives that include the following: (i) raising of capital, or (ii) issuance of debt instruments.  This process is ongoing and can be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company's 12 month working capital needs or result in any other transaction.

Energy Interest

In August 2012, UMED acquired Greenway Innovative Energy, Inc., filed a patent application, and is conducting research on Gas-to-Liquid ("GTL") technology.  The Technology is based upon the Fischer-Tropsch ("FT") conversion system that has been operational in various locations throughout the world since the early 1930s.  Thousands of FT systems have operated during the last 80 years, being most notably responsible for driving energy economies of wartime Nazi Germany and Imperial Japan.  More recently, and for a more sustained period, FT has been responsible for providing much of the motive energy required to meet the needs of the Republic of South Africa, a country recognized as having pushed FT technology much further than any other nation since the development of the process.

Greenway's research has been centered on developing a portable production-scale FT system ("the Portable Technology") to accommodate the needs of smaller gas plays that are increasingly beginning to characterize natural gas production within the US and elsewhere.  The Company is currently seeking funding of $45 - $50 million to build the initial (2,000 BPD) GTL unit near an existing pipeline.

The Company has decided to proceed with the building of scaled model unit at a local entity in conjunction with a sponsored research agreement at an estimated cost of $1,500,000.

Mining Interest

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims in Mohave County, Arizona for 5,066,000 shares of restricted common stock.  Early indications, from samples taken and processed, gives the Company reason to believe that the potential recovery value of the metals located on the 1,440 acres is significant, but actual mining and processing will determine the ultimate value realized.  The Company is currently seeking funding of $500,000 to begin certified assaying, to determine the viability of continued development of the mining claims.

Mamaki Tea Farm

On May 2, 2012, the Company acquired 80% of Mamaki of Hawaii, Inc. (formerly Mamaki Tea & Extract, Inc.), a Nevada corporation in exchange for 5,000,000 shares of the Company's restricted common stock and $150,000 in cash.  On December 31, 2012, the Company acquired the remaining 20% of Mamaki of Hawaii, Inc. for 500,000 shares of its restricted common stock and $127,000 in cash.  See Note 2 to the financial statements for a discussion on the October 2015 sale of Mamaki of Hawaii, Inc.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The Company had no revenues from operations for the three months ended March 31, 2016 and 2015.  We reported net operating losses during the three months ended March 31, 2016 and 2015 of $494,640 and $423,987, respectively.

The following table summarizes operating expenses and other income and expenses for the three months ended March 31, 2016 and 2015:

	2016	2015

General and administrative	$289,493	$315,493
Research and development	164,835	72,000
Depreciation and amortization	99	99
Interest expense	115	36,395

The table below illustrates our results for the discontinued Mamaki Tea reporting segment for the three months ended March 31, 2015:

2015

Sales	$27,301
Cost of sales	3,147
Gross Profit (Loss)	24,154

General and administrative expense	106,806
Depreciation expense	29,740
Operating loss	(112,392)

Other expense
Interest expense	(30,616)

Net loss	$(143,008)

For the three months ended March 31, 2016, general and administrative costs consisted primarily of management and consulting fees of $231,050 (including $40,800 in stock based compensation for consulting fees), rent expense of $7,137, and legal expenses of $40,153.

For the three months ended March 31, 2015, general and administrative costs consisted primarily of management and consulting fees of $242,000, rent expense of $12,800 and legal expense of $35,000.

Net operating loss was $494,640 or $0.01 per basic and diluted earnings per share for the three months ended March 31, 2016 compared to $566,995 or $0.01 per share for the three months ended March 31, 2015. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 186,441,276 for the three months ended March 31, 2016 and 146,159,118 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Our cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the three months ended March 31:

(thousands)	2016	2015
Cash provided by (used for):
Operating activities	$(386,748)	$(279,518)
Investing activities	0	0
Financing activities	397,043	245,850
Cash used in discontinued operations	0	(43,624)
(Decrease) Increase in cash	$10,295	$(77,292)

Our financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  Our general business strategy is to first seek capital to construct the first portable GTL Unit and explore and research its existing mining lease properties.  As shown in the accompanying condensed consolidated financial statements, we sustained a net operating loss of $454,542 for the three months ended March 31, 2016 and have a cumulative deficit of $12,952,771 at March 31, 2016.  Although we have managed our liquidity during the three months ended March 31, 2016 through the sale of common stock, shareholder advances and notes payable, our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

We currently are evaluating strategic alternatives that include the following: (i) raising of new capital, or (ii) issuance of debt instruments.  This process is ongoing and may be lengthy and has inherent costs.  There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate the Company's 12 month working capital needs or result in any other transaction.

We project that approximately $48.5 - $53.5 million of capital will be needed for all aspects of our business development. We project a need of $45 -$50 million to build the first portable GTL Unit, $500,000 for our mining exploration plan, and $3,000,000 for general and administration.   Further, until there is a fuller assessment of the mining property, we cannot determine the capital requirements and our operating budgets, if it is decided to pursue full exploration and development. We also will be subject to environmental expenses in connection with these activities.  We will also have the expense of maintaining and defending any patents obtained, our claims, and seeking further patents and claims to be able to garner enough area to make our operations more viable, once we have shown appropriate mineral deposits present in our claims, if at all.  After building the first GTL Unit and determining the commercial feasibility of the mining claims, we will need substantial capital to build additional GTL Units, develop the mining claims, acquire plant and equipment and hire personnel.

We intend to seek equity and revenue participation and debt forms of capital. We have no firm arrangements for any capital at this time.  Additionally, equity capital for small companies generally and small companies in the oil and gas and mining segments in particular, have a difficult time competing for investors because of the high risk at this stage of development and the fact that the investment is long term.  The markets for the transportation fuel and metals that the company believes may be derived from the GTL Units and from its mining claims also influences investment decisions, such that if there is strong demand, then funds may be relatively more available, but if market demand is not strong or the price of transportation fuels and the metals declines, funding may be unavailable. Additionally, the capital demands of the oil and gas industries present competition for funds for companies in the metals segment.  The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

Commitments

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to receive 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the three months ended March 31, 2016 and 2015, with consent of management, the Company accrued a total of $90,000 and $135,000, respectively, as management fees in accordance with the terms of these agreements.  On April 8, 2015, the Company's chief executive officer resigned and relinquished his claim to receive $518,300 of deferred compensation, which the Company treated as debt forgiveness.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his annual pay to $180,000.  On March 31, 2015, accrual on the Greenway chairman of the board agreement was ceased due to his absence from the company for more than a year. During the three months ended March 31, 2016 and 2015, respectively, the Company accrued $45,000 and $56,250 towards the employment agreements.

Leases

In October 2015, the Company entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the three months ended March 31, 2016 and 2015, the Company expensed $7,251 and $19,200, respectively, in rent expense.

Mining Leases

Our minimum commitment for 2016 is approximately $11,160 in annual maintenance fees, which are due September 1, 2016.  Once we enter the production phase, royalties owed to the BLM are equal to 10% of production.

Financing

Our financing has been provided by advances from shareholders and by issuing shares of its common stock in various private placements to related parties and individuals.

Off-Balance Sheet Arrangements

As of March 31, 2016, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of $455 thousand for the three-month period ended March 31, 2016 and has a deficit of $12.9 million at March 31, 2016. Our financial statements' includes a statement that unless, we obtain financing or generate revenues, there is substantial concern that we will be able to continue as a going concern.  We do not have any current firm prospects for obtaining financing.  To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms and timely manner, if at all.  The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

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

To date, we have financed our operations from the sale of restricted common stock, advances from shareholders and debt financing.

We believe that the effect of inflation has not been material during the three months ended March 31, 2016.

Critical Accounting Policies and Estimates

Our critical accounting policies are identified in our Annual Form 10-K filed on April 14, 2016 in   Management's Discussion and Analysis of Financial Condition and Results of Operations   under the heading "Critical Accounting Policies." There were no significant changes to our critical accounting policies during the three months ended March 31, 2016.

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

In March 2016, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO II) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2016 who communicated the matters to our management and board of directors.

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On April 22, 2016, the Company filed suit in District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. ("Mamaki"), Hawaiian Beverages, Inc.("HBI"), Curtis Borman and Lee Jenison for breach of Stock Purchase Agreement dated October 29, 2015, wherein the Company sold its shares in Mamaki of Hawaii, Inc. to Hawaiian Beverages, Inc. for $700,000 (along with the assumption of certain debt).  The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016.

Item 1A.  Risk Factors

Not required by small reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2016, the Company issued 3,500,002 shares of restricted common stock to four individuals through private placements for cash of $245,000 at average of $.07 per share.

During the three-month period ended March 31, 2016, the Company issued 664,285 shares of restricted common stock for conversion of shareholder advances of $51,500 at average of $.0775 per share.

During the three-month period ended March 31, 2016, the Company issued 400,000 shares of restricted common stock for consulting services of $32,000 at average of $.08 per share.

During the three-month period ended March 31, 2016, the Company issued 106,000 shares of restricted common stock to a creditor for rent expense of $8,480at average of $.08 per share.

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

UMED HOLDINGS, INC.

Date: May 13, 2016	By:	/s/ Ransom Jones
Its: Interim Chief Executive Officer

Date: May 13, 2016	By:	/s/ Randy Moseley
Its: Chief Financial Officer