Form 10-Q
period 2016-06-30
UMED HOLDINGS, INC.
filed 2016-08-22
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

☐ Yes ☑   No

The number of shares of issuer's common stock, par value $0.0001 per share, outstanding as of August 8, 2016 was 211,954,799.  The number of shares of issuer's preferred stock, par value $0.0001 per share, outstanding as of August 8, 2016 was 15,126,938.  The registrant has no other classes of securities outstanding.

UMED HOLDINGS, INC.

UMED HOLDINGS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
	2016	2015

Assets
Current Assets
Cash	$103,089	$0
Total Current Assets	103,089	0

Fixed assets
Property & equipment	4,015	4,015
Less depreciation	3,469	3,271
	546	744
Other Assets
Mine properties	0	0
Investment	0	0
Total Other Assets	0	0
Total Assets	$103,635	$744

Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable	$46,032	$85,545
Stockholder advances	79,127	102,214
Accrued management fees	1,928,602	1,793,617
Accrued expenses	253,647	229,763
Note payable	36,000	0
Convertible note, net of $68,243 discount	155,757	0
Derivative liability	137,055	60,164
Total Current Liabilities	2,636,220	2,271,303
Total Liabilities	2,636,220	2,271,303

Commitments and contingencies
Stockholders' Deficit
Common Class B stock, 20,000,000 shares authorized, par value $0.0001,
15,126,938 issued and outstanding at June 30, 2016 and
December 31, 2015	1,513	1,513
Common Class A stock 300,000,000 shares authorized, par value $0.0001,
191,445,276 and 183,882,132 issued and outstanding at
June 30, 2016 and December 31, 2015, respectively	19,146	18,389
Additional paid-in capital	10,638,894	10,167,670
Accumulated deficit	(13,192,138)	(12,458,131)
Total Stockholders' Deficit	(2,532,585)	(2,270,559)
Total Liabilities & Stockholders' Deficit	$103,635	$744

See accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.
Condensed Consolidated Statements of Operations – Unaudited
For the three and six months ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Sales	$0	$0	$0	$0

Expenses
General and administrative	147,850	1,326,342	437,343	1,641,835
Research and development	94,836	145,727	259,671	218,727
Depreciation	99	99	198	198
Total Expense	242,785	1,472,168	697,212	1,860,760

Operating loss	(242,785)	(1,472,168)	(697,212)	(1,860,760)

Other income (expenses)
Write off of Logistix software	0	(73,500)	0	(73,500)
Gain (loss) on derivative	15,033	(35,129)	(25,065)	(35,129)
Interest expense	(11,615)	(65,966)	(11,730)	(102,361)
Total other income (expense)	3,418	(174,595)	(36,795)	(210,990)
Operating loss from continuing operations	(239,367)	(1,647,763)	(734,007)	(2,071,750)
Loss from discontinued operations, net of tax	0	(209,457)	0	(352,465)
Loss before income taxes	(239,367)	(1,857,220)	(734,007)	(2,424,215)
Provision for income taxes	0	0	0	0
Net loss	$(239,367)	$(1,857,220)	$(734,007)	$(2,424,215)

Net loss per share;
Basic and diluted net income
loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares
Outstanding;
Basic and diluted	189,516,705	155,595,276	186,441,276	150,877,197

See accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows - Unaudited
For the six months ended June 30, 2016 and 2015

	2016	2015
Cash Flows from Operating Activities
Net Loss from operations	$(734,007)	$(2,071,750)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	198	198
Stock issued for services	40,480	1,625,000
Write off Logistix software	0	73,500
Loss on derivative	25,065	35,129
Changes in operating assets and liabilities:
Accounts payable	(39,513)	527
Accrued management fees	134,985	(302,699)
Derivative liability	51,826	0
Accrued expenses	23,884	138,273

Net Cash Used in Operating Activities	(497,082)	(501,822)

Cash Flows from Investing Activities	0	0

Cash Flows from Financing Activities
Shareholder advances (repayments)	(23,087)	110,784
Proceeds - note payable	36,000	(19,988)
Proceeds - convertible notes payable	224,000	0
Payments on convertible note payable	0	(126,400)
Proceeds from sale of common stock	380,000	635,000
Advances from shareholders converted to common stock	51,501	0
Debt issuance cost	(68,243)	96,373
Net Cash Provided by Financing Activities	600,171	695,769
Cash Used in Discontinued Operations	0	(212,369)

Net Increase (Decrease) in Cash	103,089	(18,422)
Cash Beginning of Period	0	82,656
Cash End of Period	$103,089	$64,234

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$0	$0
Cash Paid during the period for taxes	$0	$0
Conversion of shareholder advances to common stock	$51,501	$182,275
Common Stock issued to settle payables	$8,480	$0
Common Stock issued for consulting services	$32,000	$0

See accompanying notes to condensed consolidated financial statements

UMED COMPANY HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

In October 2011, UMED acquired a 49% interest in Jet Regulators, LP (aka Jet Tech LLC), an aircraft maintenance company located at Meacham Field in Fort Worth, Texas.  See discussion in Note 7.  Due to reduced growth expectations and the Company not receiving any revenues from its ownership in Jet Tech described in Note 7, we recognized an impairment charge of $90,000 during the year ended December 31, 2014.

In May 2012, the Company acquired 80% of Mamaki Tea & Extract of Hawaii, Inc. (nka Mamaki of Hawaii, Inc.) which owns and operates Wood Valley Plantation a 25 acre Mamaki Tea plantation located in the Kau district of the Island of Hawaii and lies at the foot of Mauna Loa, the Earth's largest volcano.   On December 31, 2012, the Company acquired the remaining 20% for 500,000 shares of restricted common stock and $127,800 of cash.  Mamaki of Hawaii, Inc. was sold in October 2015 as discussed further in Notes 3, 4, 13 and 14.

In August 2012, the Company acquired 100% of Greenway Innovative Energy, Inc., which owns two patents and proprietary technology for the conversion of natural gas to diesel/jet fuels.

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of UMED and its wholly-owned subsidiaries. All significant inter-company accounts and transactions were eliminated in consolidation.

  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The net assets and results of operations of Mamaki of Hawaii, Inc. have been reflected as discontinued operations for the six months ended June 30, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2015.

The accompanying condensed consolidated financial statements include the accounts of the following entities:

Name of Entity	%	Entity	Incorporation	Relationship
UMED Holdings, Inc.		Corporation	Texas	Parent
Mamaki of Hawaii, Inc.*	*	Corporation	Nevada	Subsidiary
Universal Media Corporation	100%	Corporation	Wyoming	Subsidiary
Greenway Innovative Energy, Inc.	100%	Corporation	Nevada	Subsidiary
Logistix Technology Systems, Inc.	100%	Corporation	Texas	Subsidiary

*  Sold in November 2015

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of approximately $734 thousand for the six-month period ended June 30, 2016 and has an accumulated deficit of approximately $13.2 million at June 30, 2016. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

NOTE 3 - RECLASSIFICATION

The June 30, 2015 financial statements amounts have been reclassified to reflect the operations of Mamaki of Hawaii, Inc. as discontinued operations, as follows;

Statement of Operations	As Previously Stated	Reclassification	As Reclassified
Sales	$36,207	$(36,207)	$0
Cost of sales	(6,640)	6,640	0
Gross profit	29,567	(29,567)	0
Expenses
General and administrative	1,913,141	(271,306)	1,641,835
Research and development	218,727	0	218,727
Depreciation	59,676	(59,478)	198
Total Expenses	2,191,544	(330,784)	1,860,760
Operating loss	(2,161,977)	(301,217)	(1,860,760)
Other expense
Write off Logistix software	(73,500)		(73,500)
Loss on derivative	(35,129)		(35,129)
Interest expense	(153,609)	51,248	(102,361)
Operating loss from continuing operations	(2,424,215)	352,465	(2,071,750)
Loss from discontinued operations	0	(352,465)	(352,465)
Loss before income taxes	(2,424,215)	0	(2,424,215)
Provision for income taxes	0	0	0
Net loss	$(2,424,215)	$0	$(2,424,215)

Basic loss per share
Operating loss			$(0.00)
Loss from discontinued operations			$(0.00)

Statement of Cash Flows Accounts	As Previously Stated		Reclassification	As Reclassified

Net Loss	$(2,424,215)		$(352,465)	$(2,071,750)

Depreciation	59,676		59,478	198
Stock issued for services	1,625,000		0	1,625,000
Write off of Logistix software	73,500		0	73,500
Loss on derivative	35,129		0	35,129
Accounts receivable	(2,382)		(2,382)	0
Prepaid expenses	11,124		11,124	0
Accounts payable	(11,600)		(12,127)	527
Accrued management fees	(302,699)		0	(302,699)
Accrued expenses	223,353		85,080	138,273
Net Cash Provided by Operations	(713,114	) )	(211,292)	(501,822)

Advances from shareholders	110,784		0	110,784
Decrease in convertible note payable	(77,536)		0	(77,536)
Decrease in notes payable	(21,065)		(1,077)	(19,988)
Proceeds from sale of common stock	635,000		0	635,000
Debt issue costs	47,509		0	47,509
Net Cash Provided by Financing	694,692		(1,077)	695,769

Cash used in discontinued operations			(212,369)	(212,369)

Decrease Increase in Cash	$(18,422)		$0	$(18,422)

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

Discontinued Operations

On November 2, 2015, the Company consummated on the sale of its wholly owned subsidiary, Mamaki of Hawaii, Inc. ("Mamaki") to Hawaiian Beverages, Inc. ("HBI").   Under the agreement, HBI acquired 100% of the common stock of Mamaki in exchange for seven hundred thousand dollars ($700,000) and the assumption of eighty-four thousand two hundred seventy-five dollars ($84,275) of UMED debts.  HBI paid two hundred forty-five thousand five hundred dollars ($245,000) of the two hundred fifty thousand dollars ($250,000) due at closing and was scheduled to pay three installments of one hundred fifty thousand dollars ($150,000) on each of thirty, sixty and ninety-day anniversary of the closing date.  The Company has not received any payment on the $454,600 and determined that the account is doubtful and wrote it off, as of December 31, 2015, as a deduction from the gain calculated on the sale.  On April 22, 2016, the Company filed suit against HBI and Mamaki to collect on the note -See Notes 13 and 14.

The results of Mamaki are presented as a separate line item in the consolidated statement of operations for the three and six months ended June 30, 2015 and for the six months ended June 30, 2015 in consolidated cash flow statement.  In accordance with Accounting Standards Codification Subtopic 205-10-45, the Company elected to not allocate consolidated interest expense to discontinued operations where the debt is not directly attributable to or related to discontinued operations. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continued operations. (See Notes 3 and 13).

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2016 or December 31, 2015.

Mine Exploration and Development Costs

The Company plans to account for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.   All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Minerals extracted during the development phase is incidental to the mine's production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.  Due to the Company not producing any revenues from its BLM mining leases since its acquisition of the leases, achieving a position of producing cash flow levels to fund the development of its BLM mining leases and not having current resources for an appraisal, we recognized an impairment charge of $100,000 during the year ended December 31, 2014.   During the six months ended June 30, 2016 and 2015, the Company did not incur any mine development costs.

Mine Properties

The Company will account for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.   Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims.  Mine properties are periodically assessed for impairment of value and any diminution in value. The Company had 1,440 acres of placer mining claims at June 30, 2016, which were acquired in December 2010 in exchange for 5,066,000 shares of common stock valued at $100,000.  Due to the Company not producing any revenues from its BLM mining leases since its acquisition of the leases, achieving a position of producing cash flow levels to fund the development of its BLM mining leases and not having current resources for an appraisal, we recognized an impairment charge of $100,000 during the year ended December 31, 2014.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants (1,218,676) have been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive.

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

See Note 7 below for discussion regarding convertible notes payable and a warrant agreement.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount ("OID").  An OID is the difference between the original cash proceeds and the amount of the note upon maturity. The Note is originally recorded for the total amount payable. The OID is amortized into interest expense pro-rata over the term of the Note.

Fair Value of Financial Instruments

Effective January 1, 2008, fair value measurements are determined by the Company's adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities, as permitted. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 – Valuation based on unadjusted quoted market prices in active markets for identical assets or liabilities.

Level 2 – Valuation based on, observable inputs (other than level one prices), quoted market prices for similar assets such as at the measurement date; quoted prices in the market that are not active; or other inputs that are observable, either directly or indirectly.

Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management's best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The valuation of the Company's notes recorded at fair value is determined using Level 3 inputs, which consider (i) time value, (ii) current market and (iii) contractual prices.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, receivables, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company's assets and liabilities by level measured at fair value on a recurring basis at June 30, 2016:

Description	Level 1	Level 2	Level 3
Derivative Liabilities	$	$	$137,055

The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

The change in the notes payable at fair value for the six month period ended June 30, 2016 is as follows:

	Fair Value	Change in	New		Fair Value
	January 1, 2016	Fair Value	Convertible Notes	Conversions	June 30, 2016

Derivative Liabilities	$60,164	$25,065	$51,826	$0	$137,055

The change in the notes payable at fair value for the three months ended June 30, 2016 are as follows:

	Fair Value	Change in fair	Convertible		Fair Value
	March 31, 2016	Value	Notes	Conversions	June 30, 2016

Derivative Liabilities	$100,262	$(15,033)	$51,826	$0	$137,055

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense in the accompanying financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Commitment Date
Expected dividends	0%
Expected volatility	165%
Expected term: conversion feature	9 months
Risk free interest rate	0.45%

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation ("ASC 718-10") which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

At June 30, 2016, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with high credit quality institutions.  At times, such deposits may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development ("ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $259,671 and $218,727 during the six months ended June 30, 2016 and 2015.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at market values.

Impact of New Accounting Standards

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulated depreciation at June 30, 2016 and December 31, 2015, respectively, are summarized as follows:

	Range of
	Lives in	June 30,	December 31,
	Years	2016	2015
Equipment	5	2,032	2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulate depreciation		(3,469)	(3,271)
		$546	744

Depreciation expense for the period ended		$198	$396

NOTE 6 – INVESTMENTS

Investments consisted of the following at June 30, 2016 and December 31, 2015;

	June 30,	December 31,
	2016	2015
Jet Tech LLC In October 2011, the Company acquired a 49% interest in JetTech LLC which is an aerospace maintenance operation located at Meacham Airport in Fort Worth, Texas. The Company has impaired the investment at June 30, 2016 and December 31, 2015, respectively.	$0	$0

TOTAL INVESTMENTS	$0	$0

NOTE 7 – TERM NOTES PAYABLE
Term notes payable consisted of the following at June 30, 2016 and December 31, 2015:
	2016	2015

Unsecured note payable dated March 8, 2016 to an individual
at 5.0% interest, payable upon the company's availability of cash	$36,000	$0

NOTE 8 – CONVERTIBLE PROMISSORY NOTE

At June 30, 2016, the Company had convertible debentures outstanding as follows;

	Outstanding Balance of Convertible Debenture	Unamortized Discounts

May 4, 2016 Convertible Promissory Note	$224,000	$68,243

May 2016 Convertible Note

On May 4, 2016, the Company issued a $224,000 convertible promissory note bearing interest at 10.0% per annum to an accredited investor, payable beginning November 4, 2016, in monthly installments of $44,800 plus accrued interest and a cash premium equal to 10.0% of the installment amount.   The holder has the right under certain circumstances to convert the note into common stock of the Company at a conversion price equal to 70% of the average of the 3 lowest volume weighted average trading prices during the 20-day period ending on the latest complete trading day prior to the conversion date.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity's Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $224,000 based on the Black Scholes Model. The discount related to the beneficial conversion feature ($51,829) is being amortized over the term of the debt (10 months).  For the period ended June 30, 2016, the Company recognized interest expense of $5,186 related to the amortization of the discount.

In connection with the issuance of the $224,000 note, the Company recorded debt issue cost and discount as follows:

●	$20,000 original issue discount and $4,000 debt issue cost, which is being amortized over 10 months, with amortization of $2,400 for six months ended June 30, 2016.
•	The derivative for the 2016 beneficial conversion interest was $63,937 at June 30, 2016 and was computed using the following variables.
Commitment Date
Expected dividends	0%
Expected volatility	165%
Expected term: conversion feature	9 months
Risk free interest rate	0.45%

The debt issue costs totaling $24,000 were capitalized and are being amortized over 10 months.  The amount amortized for the six months ended June 30, 2016 was $2,400.

September 2014 Convertible Note

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

In connection with the issuance of the $158,000 note, the Company recorded warrants as follows:

●	Warrants – recorded at fair value on the balance sheet at $73,121 as of June 30, 2016 and $60,164 at December 31, 2015, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	165%
Expected term: conversion feature	3.25 years
Risk free interest rate	0.45%

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2016 and December 31, 2015;

	2016	2015

Accrued consulting fees	$249,500	$229,000
Bank overdraft	0	763
Accrued interest expense	4,147	0
Total accrued expenses	$253,647	$229,763

NOTE 10– CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of class A common stock with a par value of $.0001 per share and 20,000,000 shares of class B common with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Common A Stock

At June 30, 2016, there were 191,445,276 shares of class A common stock issued and outstanding.

During the six-month period ended June 30, 2016, the Company issued 6,392,859 shares of restricted common stock to seven individuals through private placements for cash of $380,000 at average of $.0594 per share.

During the six-month period ended June 30, 2016, the Company issued 664,285 shares of restricted common stock for conversion of shareholder advances of $51,500 at average of $.0775 per share.

During the six-month period ended June 30, 2016, the Company issued 400,000 shares of restricted common stock for consulting services of $32,000 at average of $.08 per share.

During the six-month period ended June 30, 2016, the Company issued 106,000 shares of restricted common stock to a creditor for rent expense of $8,480 at average of $.08 per share.

Class B Common

At June 30, 2016, there were 15,126,938 shares of class B common stock issued and outstanding. Each class B share is convertible, at the option of the class B shareholder, into one share of class A common stock.

Stock options, warrants and other rights

At June 30, 2016, the Company has not adopted any employee stock option plans.

NOTE 11 - RELATED PARTY TRANSACTIONS

Shareholders have made advances to the Company in the amounts of $124,414 and $350,884 during the six months ended June 30, 2016 and 2015, respectively.  The shareholders have elected to convert advances of $51,500 and $200,775 to shares of common stock at market value ($.08 and $.1056 per share) and received repayments of $101,000 and $226,100 during the six months ended June 30, 2016 and 2015, respectively.

NOTE 12 – INCOME TAXES

At June 30, 2016 and December 31, 2015, the Company had approximately $5 million and $4 million, respectively, of net operating losses ("NOL") carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2033.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the six months ended June 30, 2016 and the year ended December 31, 2015:

	2015	2015

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the six months ended June 30, 2016 and the year ended December 31, 2015 the Company's effective rate is as follows:

	2016		2015

Federal statutory rate	(34.0	) %	(34.0	) %
State tax, net of federal benefit	(0.0)		(0.0)
Permanent differences and other including surtax exemption	0.0		0.0
Valuation allowance	34.0		34.0
Effective tax rate	0.0%		0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at June 30, 2016 and December 31, 2015:

	2016	2015
Deferred tax assets
Net operating loss carry forwards	$4,632,887	$4,028,702
Deferred compensation	2,649,213	2,409,213
Stock based compensation	5,196,324	4,898.968
Other	713,714	1,121,2480
Total	13,192,138	12,458,131
Less valuation allowance	(13,192,138)	(12,458,131)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $734,007 and $4,028,702 for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $13,192,138 and $12,458,131 at June 30, 2016 and December 31, 2015, respectively.

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

NOTE 13 – DISCONTINUED OPERATIONS

In November 2015, the Company completed the sale of its wholly owned subsidiary, Mamaki of Hawaii, Inc, ("Mamaki") to Hawaiian Beverages, Inc. ("HBI").  Under the agreement, HBI acquired 100% of the common stock of Mamaki in exchange for seven hundred thousand dollars ($700,000) and the assumption of eighty-four thousand two hundred seventy-five dollars ($84,275) of UMED debts.  HBI paid two hundred forty-five thousand five hundred dollars ($245,500) at closing towards the first installment due of two hundred fifty thousand ($250,000) and was to pay three installments of one hundred fifty thousand dollars ($150,000) on each of thirty, sixty and ninety-day anniversary of the closing date.  The Company has not received any payment on the $454,600 and determined that the account is doubtful and wrote it off, as of December 31, 2015, as a deduction from the gain calculated on the sale.  See Note 14 for disclosure of suit filed by the Company against HBI and Mamaki for collection of the note.

The following are condensed statements of the discontinued operations (Mamaki of Hawaii, Inc.) for the three and six months ended June 30, 2015:

	Three	Six
	Months	Months
Sales	$8,906	36,207
Cost of sales	3,493	6,640
Gross profit	5,413	29,567

Operating Expenses:
General and administrative expenses	164,500	271,306
Depreciation	29,738	59,478
Total Operating Expenses	194,238	330,784
Operating Loss	(188,825)	(301,217)

Other Income (Expense)
Interest expense	(20,632)	(51,248)
Loss from discontinued operations	$(209,457)	(352,465)
Loss per share - discontinued operations	$(0.00)	(0.00)

NOTE 14 – COMMITMENTS

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements were for a term of 5 years (ending on May, 31, 2016) with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to receive 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the six months ended June 30, 2016 and 2015, with consent of management, the Company accrued a total of $150,000 and $180,000, respectively, as management fees in accordance with the terms of these agreements.  On April 8, 2015, the Company's chief executive officer resigned and relinquished his claim to receive $518,300 of deferred compensation, which the Company treated as debt forgiveness.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his annual pay to $180,000.  On April 30, 2015, accrual on the Greenway chairman of the board agreement was ceased due to his absence from the company for more than a year. During the six months ended June 30, 2016 and 2015, respectively, the Company accrued $90,000 and $90,000 towards the employment agreements.

Leases

In October 2015, the Company entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the six months ended June 30, 2016 and 2015, the Company expensed $14,502 and $38,400, respectively, in, rent expense.

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

NOTE 15 – SUBSEQUENT EVENTS

During the period from July 1, 2016 through August 8, 2016, the Company issued 20,509,523 shares of restricted class A common stock to fourteen individuals for $1,066,000 cash.

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

Energy Interest

In August 2012, UMED acquired Greenway Innovative Energy, Inc., filed a patent application, and is conducting research on Gas-to-Liquid ("GTL") technology.  The Technology is based upon the Fischer-Tropsch ("FT") conversion system that has been operational in various locations throughout the world since the early 1930's.  Thousands of FT systems have operated during the last 80 years, being most notably responsible for driving energy economies of wartime Nazi Germany and Imperial Japan.  More recently, and for a more sustained period, FT has been responsible for providing much of the motive energy required to meet the needs of the Republic of South Africa, a country recognized as having pushed FT technology much further than any other nation since the development of the process.

Greenway's research has been centered on developing a portable production-scale FT system ("the Portable Technology") to accommodate the needs of smaller gas plays that are increasingly beginning to characterize natural gas production within the US and elsewhere.  The Company is currently seeking funding of $45 - $50 million to build the initial (2,000 BPD) GTL unit near an existing pipeline.

The Company is in the process of building a small-scale model unit at a local entity in conjunction with a sponsored research agreement at an estimated cost of $1,500,000.

Mining Interest

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims in Mohave County, Arizona for 5,066,000 shares of restricted common stock.  Early indications, from samples taken and processed, gives the Company reason to believe that the potential recovery value of the metals located on the 1,440 acres is significant, but actual mining and processing will determine the ultimate value realized.  The Company estimates that $500,000 is needed to begin certified assaying, to determine the viability of continued development of the mining claims.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The Company had no revenues from operations for the three months ended June 30, 2016 and 2015.  We reported net operating losses during the three months ended June 30, 2016 and 2015 of $345,217 and $1,647,763, respectively.

The following table summarizes operating expenses and other income and expenses for the three months ended June 30, 2016 and 2015:

	2016	2015

General and administrative	$147,850	$1,326,342
Research and development	94,836	145,727
Depreciation and amortization	99	99
Write off of Logistix software	0	73,500
Gain (Loss) on derivative	15,033	(35,129)
Interest expense	11,615	65,966

For the three months ended June 30, 2016, general and administrative costs consisted primarily of management fees of $105,000, consulting fees of $11,250, rent expense of $11,916, accounting fees of $6,000, professional fees of $4,015, transfer agent fees of $2,603 and travel expenses of $6,399.

For the three months ended June 30, 2015, general and administrative costs consisted primarily of management fees of ($383,300), consulting fees of $51,725, GTL research and development of 150,500, rent expense of $19,559 and stock based compensation of $1,985,750.

Net operating loss was $39,367 or $0.01 per basic and diluted earnings per share for the three months ended June 30, 2016 compared to $1,857,220 or $0.01 per share for the three months ended June 30, 2015. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 189,516,705 for the three months ended June 30, 2016 and 155,595,276 for the three months ended June 30, 2015.

The table below illustrates our results for the discontinued Mamaki Tea reporting segment for the three months ended June 30, 2015:

2015

Sales	$8,906
Cost of sales	3,493
Gross Profit (Loss)	5,413

General and administrative expense	164,500
Depreciation expense	29,740
Operating loss	(188,825)

Other expense
Interest expense	(20,632)

Net loss	$(209,457)

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The Company had no revenues from operations for the six months ended June 30, 2016 and 2015.  We reported net operating losses during the six months ended June 30, 2016 and 2015 of $734,007 and $2,424,215, respectively.

The following table summarizes operating expenses and other income and expenses for the six months ended June 30, 2016 and 2015:

	2016	2015

General and administrative	$437,343	$1,641,835
Research and development	259,671	218,727
Depreciation and amortization	198	198
Write off Logistix software	0	73,5000
Loss on derivative	25,065	35,129
Interest expense	16,147	102,361

For the six months ended June 30, 2016, general and administrative costs consisted primarily of management fees of $242,000, consulting fees of $98,500, rent expense of $19,502, accounting fees of $6,000, legal expenses of $32,623, telephone of $4,104, transfer agent of $4,515 and travel of $7,293.

For the six months ended June 30, 2015, general and administrative costs consisted primarily of management fees of $(175,3325) net of $473,300 relinquished by the Company's CEO upon his resignation, consulting fees of $85,750, rent expense of $38,400, legal expense of $40,000 and stock based compensation of $1,605,000.

Net operating loss was $734,007 or $0.01 per basic and diluted earnings per share for the six months ended June 30, 2016 compared to $2,424,215 or $0.02 per share for the six months ended June 30, 2015. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 186,441,276 for the six months ended June 30, 2016 and 150,877,197 for the six months ended June 30, 2015.

The table below illustrates our results for the discontinued Mamaki Tea reporting segment for the six months ended June 30, 2015:

2015

Sales	$36,207
Cost of sales	6,640
Gross Profit (Loss)	29,567

General and administrative expense	271,306
Depreciation expense	59,478
Operating loss	(301,217)

Other expense
Interest expense	(51,248)

Net loss	$(352,465)

Liquidity and Capital Resources

Our cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the six months ended June 30:

(thousands)	2016	2015
Cash provided by (used for):
Operating activities	$(497,082)	$(501,822)
Investing activities	0	0
Financing activities	600,171	695,769
Cash used in discontinued operations	0	(212,369)
Increase (Decrease) in cash	$103,089	$(18,422)

Our financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  Our general business strategy is to first seek capital to construct the first portable GTL Unit and explore and research its existing mining lease properties.  As shown in the accompanying condensed consolidated financial statements, we sustained a net operating loss of $734,007 for the six months ended June 30, 2016 and have a cumulative deficit of $13,192,138 at June 30, 2016.  Although we have managed our liquidity during the six months ended June 30, 2016 through the sale of common stock, shareholder advances and notes payable, our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

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

We intend to seek equity and revenue participation and debt forms of capital.  During the period from July 1, 2016 through August 8, 2016, the Company issued 20,509,523 shares of restricted class A common stock to fourteen individuals for $1,066,000 cash.  We have no firm arrangements for any additional capital at this time.  Additionally, equity capital for small companies generally and small companies in the oil and gas and mining segments in particular, have a difficult time competing for investors because of the high risk at this stage of development and the fact that the investment is long term.  The markets for the transportation fuel and metals that the company believes may be derived from the GTL Units and from its mining claims also influences investment decisions, such that if there is strong demand, then funds may be relatively more available, but if market demand is not strong or the price of transportation fuels and the metals declines, funding may be unavailable. Additionally, the capital demands of the oil and gas industries present competition for funds for companies in the metals segment.  The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

Commitments

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements are for a term of 5 years with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to receive 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the six months ended June 30, 2016 and 2015, with consent of management, the Company accrued a total of $75,000 and $90,000, respectively, as management fees in accordance with the terms of these agreements.  On April 8, 2015, the Company's chief executive officer resigned and relinquished his claim to receive $518,300 of deferred compensation, which the Company treated as debt forgiveness.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his annual pay to $180,000.  On March 31, 2015, accrual on the Greenway chairman of the board agreement was ceased due to his absence from the company for more than a year. During the six months ended June 30, 2016 and 2015, respectively, the Company accrued $90,000 and $56,250 towards the employment agreements.

Leases

In October 2015, the Company entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the six months ended June 30, 2016 and 2015, the Company expensed $14,502 and $19,200, respectively, in rent expense.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of $734 thousand for the six-month period ended June 30, 2016 and has a deficit of $13.2 million at June 30, 2016. Our financial statements' includes a statement that unless, we obtain financing or generate revenues, there is substantial concern that we will be able to continue as a going concern.  We do not have any current firm prospects for obtaining financing.  To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms and timely manner, if at all.  The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

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

We believe that the effect of inflation has not been material during the six months ended June 30, 2016.

Critical Accounting Policies and Estimates

Our critical accounting policies are identified in our Annual Form 10-K filed on April 14, 2016 in   Management's Discussion and Analysis of Financial Condition and Results of Operations   under the heading "Critical Accounting Policies." There were no significant changes to our critical accounting policies during the six months ended June 30, 2016.

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

In June 2016, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO II) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2016 who communicated the matters to our management and board of directors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended June 30, 2016, the Company issued 2,892,857 shares of restricted common stock to three individuals through private placements for cash of $135,000 at average of $.047 per share.

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

UMED HOLDINGS, INC.

Date: August 22, 2016	By:	/s/ Ransom Jones
Its: Interim Chief Executive Officer

Date: August 22, 2016	By:	/s/ Randy Moseley
Its: Chief Financial Officer