Form 10-Q
period 2016-09-30
UMED HOLDINGS, INC.
filed 2016-11-21
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

☐ Yes   No ☑

The number of shares of issuer's class A common stock, par value $0.0001 per share, outstanding as of November 1, 2016 was 215,163,134.  The number of shares of issuer's class B common stock, par value $0.0001 per share, outstanding as of November 1, 2016 was 15,126,938.  The registrant has no other classes of securities outstanding.

UMED HOLDINGS, INC.

UMED HOLDINGS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)

	September 30,	December 31,
	2016	2015

Assets
Current Assets
Cash	$681,795	$0
Prepaid insurance	20,691	0
Total Current Assets	702,486	0

Fixed Assets
Property & equipment	62,715	4,015
Less depreciation	3,568	3,271
Total Fixed Assets	59,147	744
Total Assets	$761,633	$744

Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable	$50,952	$85,545
Stockholder advances	79,127	102,214
Accrued management fees	1,967,602	1,793,617
Accrued expenses	298,802	229,763
Note payable	31,000	0
Convertible note, net of $45,494 discount	178,506	0
Derivative liability	341,499	60,164
Total Current Liabilities	2,947,488	2,271,303
Total Liabilities	2,947,488	2,271,303

Commitments and contingencies
Stockholders' Deficit
Common Class B stock, 20,000,000 shares authorized, par value $0.0001,
15,126,938 issued and outstanding at September 30, 2016 and
December 31, 2015	1,513	1,513
Common Class A stock 300,000,000 shares authorized, par value $0.0001,
214,713,134 and 183,882,132 issued and outstanding at
September 30, 2016 and December 31, 2015, respectively	21,467	18,389
Additional paid-in capital	11,880,873	10,167,670
Accumulated deficit	(14,089,708)	(12,458,131)
Total Stockholders' Deficit	(2,185,855)	(2,270,559)
Total Liabilities & Stockholders' Deficit	$761,633	$744

See accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.
Condensed Consolidated Statements of Operations – Unaudited
For the three and nine months ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September30,
	2016	2015	2016	2015

Sales	$0	$0	$0	$0

Expenses
General and administrative	305,941	566,310	743,284	2,207,320
Research and development	358,336	374,998	618,007	593,725
Depreciation	99	99	297	297
Total Expense	664,376	941,407	1,361,588	2,801,343

Operating loss	(664,376)	(941,407)	(1,361,588)	(2,801,343)

Other income (expenses)
Write off of Logistix software	0	0	0	(73,500)
Gain (loss) on derivative	(204,445)	40,072	(229,510)	4,943
Interest expense	(28,749)	(52,600)	(40,479)	(155,783)
Total other income (expense)	(233,194)	(12,528)	(269,989)	(224,340)
Operating loss from continuing operations	(897,570)	(953,935)	(1,631,577)	(3,025,683)
Loss from discontinued operations, net of tax	0	(208,946)	0	(561,412)
Loss before income taxes	(897,570)	(1,162,881)	(1,631,577)	(3,587,095)
Provision for income taxes	0	0	0	0
Net loss	$(897,570)	$(1,162,881)	$(1,631,577)	$(3,587,095)

Net loss per share;
Basic and diluted net income
loss per share, continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares
Outstanding;
Basic and diluted	199,077,102	178,585,952	196,444,816	159,097,739

See accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows - Unaudited
For the nine months ended September 30, 2016 and 2015

	2016	2015
Cash Flows from Operating Activities
Net Loss from operations	$(1,631,577)	$(3,025,683)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	297	299
Stock issued for services	41,280	1,931,011
Write off Logistix software	0	73,500
Loss (Gain) on derivative	229,510	(4,943)
Debt issue costs amortized	30,332	55,427
Changes in operating assets and liabilities:
Prepaid insurance	(20,691)	0
Accounts payable	5,407	19,933
Accrued management fees	173,985	(157,699)
Derivative liability	51,825	67,139
Accrued expenses	29,039	53,732

Net Cash Used in Operating Activities	(1,090,593)	(987,284)

Cash Flows from Investing Activities
Purchase of equipment	(58,700)	0

Cash Flows from Financing Activities
Shareholder advances	129,414	0
Repayment of shareholder advances	(101,000)	0
Proceeds - note payable	36,000	63,875
Repayment on note payable	(5,000)	0
Proceeds (Payments) - convertible notes payable, net	224,000	(131,858)
Proceeds from sale of common stock	1,623,500	1,083,643
Advances from shareholders converted to common stock	0	116,384
Debt issuance cost	(75,826)	0
Net Cash Provided by Financing Activities	1,831,088	1,132,044
Cash Used in Discontinued Operations	0	(211,076)

Net Increase (Decrease) in Cash	681,795	(66,316)
Cash Beginning of Period	0	82,400
Cash End of Period	$681,795	$16,084

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$600	$69,297
Cash Paid during the period for taxes	$0	$0
Conversion of shareholder advances to common stock	$51,501	$182,275
Common Stock issued to settle payables	$8,480	$0
Common Stock issued for consulting services	$32,800	$2,007,713
Conversion of Preferred Stock to Common Stock	$0	$918

See accompanying notes to condensed consolidated financial statements

UMED COMPANY HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

In October 2011, UMED acquired a 49% interest in Jet Regulators, LP (aka Jet Tech LLC), an aircraft maintenance company located at Meacham Field in Fort Worth, Texas.  Due to reduced growth expectations and the Company not receiving any revenues from its ownership in Jet Tech, we recognized an impairment charge of $90,000 during the year ended December 31, 2014.

In May 2012, the Company acquired 80% of Mamaki Tea & Extract of Hawaii, Inc. (nka Mamaki of Hawaii, Inc.) which owns and operates Wood Valley Plantation a 25 acre Mamaki Tea plantation located in the Kau district of the Island of Hawaii and lies at the foot of Mauna Loa, the Earth's largest volcano.   On December 31, 2012, the Company acquired the remaining 20% for 500,000 shares of restricted common stock and $127,800 of cash.  Mamaki of Hawaii, Inc. was sold in October 2015 as discussed further in Notes 11 and 12.

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

  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The net assets and results of operations of Mamaki of Hawaii, Inc. have been reflected as discontinued operations for the nine months ended September 30, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2015.

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

*  Sold in November 2015

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of approximately $1,592 million for the nine-month period ended September 30, 2016 and has an accumulated deficit of approximately $14 million at September 30, 2016. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

 Discontinued Operations

On November 2, 2015, the Company consummated on the sale of its wholly owned subsidiary, Mamaki of Hawaii, Inc. ("Mamaki") to Hawaiian Beverages, Inc. ("HBI").   Under the agreement, HBI acquired 100% of the common stock of Mamaki in exchange for seven hundred thousand dollars ($700,000) and the assumption of eighty-four thousand two hundred seventy-five dollars ($84,275) of UMED debts.  HBI paid two hundred forty-five thousand five hundred dollars ($245,000) of the two hundred fifty thousand dollars ($250,000) due at closing and was scheduled to pay three installments of one hundred fifty thousand dollars ($150,000) on each of thirty, ninety and ninety-day anniversary of the closing date.  The Company has not received any payment on the $454,600 and determined that the account is doubtful and wrote it off, as of December 31, 2015, as a deduction from the gain calculated on the sale.  On April 22, 2016, the Company filed suit against HBI and Mamaki to collect on the note -See Notes 11 and 12.

The results of Mamaki are presented as a separate line item in the consolidated statement of operations for the three and nine months ended September 30, 2015 and for the nine months ended September 30, 2015 in consolidated cash flow statement.  In accordance with Accounting Standards Codification Subtopic 205-10-45, the Company elected to not allocate consolidated interest expense to discontinued operations where the debt is not directly attributable to or related to discontinued operations. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continued operations. (See Note 11).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2016 or December 31, 2015.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants (417,036) have been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive.

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

See Note 6 below for discussion regarding convertible notes payable and a warrant agreement.

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

The following table represents the Company's assets and liabilities by level measured at fair value on a recurring basis at September 30, 2016:

Description	Level 1	Level 2	Level 3
Derivative Liabilities	$	$	$341,499

The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

The change in the notes payable at fair value for the nine-month period ended September 30, 2016 is as follows:

	Fair Value	Change in	New		Fair Value
	January 1, 2016	Fair Value	Convertible Notes	Conversions	September 30, 2016

Derivative Liabilities	$60,164	$229,509	$51,826	$0	$341,499

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense in the accompanying financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Commitment Date
Expected dividends	0%
Expected volatility	237%
Expected term: conversion feature	6 months
Risk free interest rate	0.45%

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation ("ASC 718-10") which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

At September 30, 2016, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with high credit quality institutions.  At times, such deposits may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development ("ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $618,007 and $593,725 during the nine months ended September 30, 2016 and 2015.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at market values.

Impact of New Accounting Standards

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	September 30, 2016	December 31, 2015
Equipment	5	$60,732	$2,032
Furniture and fixtures	5	1,983	1,983
		62,715	4,015
Less accumulated depreciation		(3,568)	(3,271)
		$59,147	$744

Depreciation expense for the period ended		$297	$396

NOTE 5 – TERM NOTES PAYABLE
Term notes payable consisted of the following at September 30, 2016 and December 31, 2015:

	2016	2015

Unsecured note payable dated March 8, 2016 to an individual
at 5.0% interest, payable upon the Company's availability of cash	$31,000	$0

NOTE 6 – CONVERTIBLE PROMISSORY NOTE

At September 30, 2016, the Company had convertible debentures outstanding as follows;

	Outstanding Balance of Convertible Debenture	Unamortized Discounts

May 4, 2016 Convertible Promissory Note	$224,000	$45,494

May 2016 Convertible Note

On May 4, 2016, the Company issued a $224,000 convertible promissory note bearing interest at 10.0% per annum to an accredited investor, payable beginning November 10, 2016, in monthly installments of $44,800 plus accrued interest and a cash premium equal to 10.0% of the installment amount.   The holder has the right under certain circumstances to convert the note into common stock of the Company at a conversion price equal to 70% of the average of the 3 lowest volume weighted average trading prices during the 20-day period ending on the latest complete trading day prior to the conversion date.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity's Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $224,000 based on the Black Scholes Model. The discount related to the beneficial conversion feature ($51,829) is being amortized over the term of the debt (10 months).  For the nine months ended September 30, 2016, the Company recognized interest expense of $20,732 related to the amortization of the discount.

In connection with the issuance of the $224,000 note, the Company recorded debt issue cost and discount as follows:

●	$20,000 original issue discount and $4,000 debt issue cost, which is being amortized over 10 months, with amortization of $9,600 for nine months ended September 30, 2016.
•	The derivative for the 2016 beneficial conversion interest was $283,117 at September 30, 2016 and was computed using the following variables.

Commitment Date
Expected dividends	0%
Expected volatility	237%
Expected term: conversion feature	6 months
Risk free interest rate	0.45%

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

In connection with the issuance of the $158,000 note, the Company recorded warrants as follows:

●	Warrants – recorded at fair value on the balance sheet at $58,385 as of September 30, 2016 and $60,164 at December 31, 2015, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	237%
Expected term: conversion feature	3.00 years
Risk free interest rate	0.45%

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2016 and December 31, 2015;

	2016	2015

Accrued consulting fees	$249,500	$229,000
Other accrued expenses	40,000	0
Bank overdraft	0	763
Accrued interest expense	9,302	0
Total accrued expenses	$298,802	$229,763

NOTE 8– CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of class A common stock with a par value of $.0001 per share and 20,000,000 shares of class B common with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Common A Stock

At September 30, 2016, there were 214,713,134 shares of class A common stock issued and outstanding.

During the nine-month period ended September 30, 2016, the Company issued 29,610,717 shares of restricted common stock to twenty-nine individuals through private placements for cash of $1,623,500 at average of $.0548 per share.

During the nine-month period ended September 30, 2016, the Company issued 410,000 shares of restricted common stock for consulting services of $32,800 at average of $.08 per share.

During the nine-month period ended September 30, 2016, the Company issued 106,000 shares of restricted common stock to a creditor for rent expense of $8,480 at average of $.08 per share.

During the nine-month period ended September 30, 2016, the Company issued 664,285 shares of restricted common stock for conversion of $51,500 in advances by shareholder at average of $.0775 per share.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Class B Common

At September 30, 2016, there were 15,126,938 shares of class B common stock issued and outstanding. Each class B share is convertible, at the option of the class B shareholder, into one share of class A common stock.

Stock options, warrants and other rights

At September 30, 2016, the Company has not adopted any employee stock option plans.

NOTE 9 - RELATED PARTY TRANSACTIONS

Shareholders have made advances to the Company in the amounts of $129,414 and $204,884 during the nine months ended September 30, 2016 and 2015, respectively.  The shareholders have elected to convert advances of $51,500 and $182,275 to shares of common stock at market value ($.08 and $.1056 per share) and received repayments of $101,000 and $10,000 during the nine months ended September 30, 2016 and 2015, respectively.

NOTE 10 – INCOME TAXES

At September 30, 2016 and December 31, 2015, the Company had approximately $6 million and $4 million, respectively, of net operating losses ("NOL") carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2033.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	2015	2015

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the nine months ended September 30, 2016 and the year ended December 31, 2015 the Company's effective rate is as follows:

	2016		2015

Federal statutory rate	(34.0	) %	(34.0	) %
State tax, net of federal benefit	(0.0)		(0.0)
Permanent differences and other including surtax exemption	0.0		0.0
Valuation allowance	34.0		34.0
Effective tax rate	0.0%		0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at September 30, 2016 and December 31, 2015:

	2016	2015
Deferred tax assets
Net operating loss carry forwards	$5,176,012	$4,028,702
Deferred compensation	2,784,213	2,409,213
Stock based compensation	5,197,324	4,898.968
Other	932,159	1,121,2480
Total	14,089,708	12,458,131
Less valuation allowance	(14,089,708)	(12,458,131)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $1,631,577 and $4,028,702 for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $14,089,708 and $12,458,131 at September 30, 2016 and December 31, 2015, respectively.

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

NOTE 11 – DISCONTINUED OPERATIONS

In November 2015, the Company completed the sale of its wholly owned subsidiary, Mamaki of Hawaii, Inc, ("Mamaki") to Hawaiian Beverages, Inc. ("HBI").  Under the agreement, HBI acquired 100% of the common stock of Mamaki in exchange for seven hundred thousand dollars ($700,000) and the assumption of eighty-four thousand two hundred seventy-five dollars ($84,275) of UMED debts.  HBI paid two hundred forty-five thousand five hundred dollars ($245,500) at closing towards the first installment due of two hundred fifty thousand ($250,000) and was to pay three installments of one hundred fifty thousand dollars ($150,000) on each of thirty, ninety and ninety-day anniversary of the closing date.  The Company has not received any payment on the $454,600 and determined that the account is doubtful and wrote it off, as of December 31, 2015, as a deduction from the gain calculated on the sale.  See Note 13 for disclosure of suit filed by the Company against HBI and Mamaki for collection of the note.

The following are condensed statements of the discontinued operations (Mamaki of Hawaii, Inc.) for the three and nine months ended September 30, 2015:

	Three	Nine
	Months	Months
Sales	$11,068	$47,275
Cost of sales	1,767	8,407
Gross profit	9,301	38,868

Operating Expenses:
General and administrative expenses	124,517	395,824
Depreciation	29,740	89,218
Total Operating Expenses	154,257	485,042
Operating Loss	(144,956)	(446,174)

Other Income (Expense)
Interest expense	(63,990)	(115,238)
Loss from discontinued operations	$(208,946)	$(561,412)
Loss per share - discontinued operations	$(0.00)	$(0.00)

NOTE 12 – COMMITMENTS

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements were for a term of 5 years (ending on May, 31, 2016) with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to receive 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the nine months ended September 30, 2016 and 2015, with consent of management, the Company accrued a total of $150,000 and $270,000, respectively, as management fees in accordance with the terms of these agreements.  On April 8, 2015, the Company's chief executive officer resigned and relinquished his claim to receive $518,300 of deferred compensation, which the Company treated as debt forgiveness.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his annual pay to $180,000.  On April 30, 2015, accrual on the Greenway chairman of the board agreement was ceased due to his absence from the company for more than a year. During the nine months ended September 30, 2016 and 2015, respectively, the Company accrued $135,000 and $146,250 towards the employment agreements.

Leases

In October 2015, the Company entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the nine months ended September 30, 2016 and 2015, the Company expensed $21,753 and $44,800, respectively, in, rent expense.

The Company is obligated to pay approximately $11,600 in annual maintenance fees on its mining leases, in addition to 10% royalties based on production.

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

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company sold 450,000 shares of class A restricted common stock for $40,000.

On August 17, 2012, Mamaki Tea, Inc. ("Mamaki Tea") entered into a Loan Agreement with Southwest Capital Funding, LTD ("Southwest"). Under the Loan Agreement, Southwest loaned $850,000 to Mamaki Tea to purchase certain real properties located in Ka'u County, Hawaii, which was secured by a first lien covering the property. On December 20, 2012, the Second Modification of Note and Lien was executed between Mamaki Tea, Mamaki of Hawaii, Inc. ("Mamaki of Hawaii") and Southwest, wherein Mamaki of Hawaii agreed to assume and be responsible, jointly and severally with Mamaki Tea. At that time, Mamaki of Hawaii was a wholly-owned subsidiary of UMED Holdings, Inc. ("UMED"). Also, on December 20, 2012, UMED executed a Guaranty Agreement whereby UMED jointly and severally and unconditionally guaranteed to Southwest all of the indebtedness owed by Mamaki Tea and Mamaki of Hawaii to Southwest.

The Company received notice in October 2016 that the Borrowers defaulted on the loan and Southwest filed a foreclosure action on September 27, 2016. UMED has entered discussions with Southwest regarding the loan foreclosure and UMED's guaranty. Southwest believes that at foreclosure, the bid on the property will be greater than the loan amount and there will be no deficiency, which would preclude Southwest from seeking any amount for UMED under the guaranty.

Based on the above information, UMED believes that it will not incur any liability relative to its guaranty.

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

The Company is in the process of building a small-scale model unit at the University of Texas at Arlington in conjunction with a sponsored research agreement at an estimated cost of $1,500,000.

Mining Interest

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims in Mohave County, Arizona for 5,066,000 shares of restricted common stock.  Early indications, from samples taken and processed, gives the Company reason to believe that the potential recovery value of the metals located on the 1,440 acres can be significant, but actual mining and processing will determine the ultimate value realized.  The Company estimates that $500,000 is needed to begin certified assaying, to determine the viability of continued development of the mining claims.

Mamaki Tea Farm

On May 2, 2012, the Company acquired 80% of Mamaki of Hawaii, Inc. (formerly Mamaki Tea & Extract, Inc.), a Nevada corporation in exchange for 5,000,000 shares of the Company's restricted common stock and $150,000 in cash.  On December 31, 2012, the Company acquired the remaining 20% of Mamaki of Hawaii, Inc. for 500,000 shares of its restricted common stock and $127,000 in cash.  See Note 3 to the financial statements for a discussion on the October 2015 sale of Mamaki of Hawaii, Inc.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The Company had no revenues from operations for the three months ended September 30, 2016 and 2015.  We reported net operating losses during the three months ended September 30, 2016 and 2015 of $897,570 and $1,162,881, respectively.

The following table summarizes operating expenses and other income and expenses for the three months ended September 30, 2016 and 2015:

	2016	2015

General and administrative	$305,941	$566,310
Research and development	358,336	374,998
Depreciation and amortization	99	99
Gain (Loss) on derivative	(204,445)	40,072
Interest expense	28,749	52,600

For the three months ended September 30, 2016, general and administrative costs consisted primarily of management fees of $75,000, consulting fees of $88,060, rent expense of $15,970, accounting fees of $3,500, BLM mining claim maintenance fees of $11,60, transfer agent fees of $3,246 and travel expenses of $11,471.

For the three months ended September 30, 2015, general and administrative costs consisted primarily of management fees of $168,675, consulting fees of $22,500, GTL research and development of 250,000, rent expense of $6,400 and stock based compensation of $385,213.

Net operating loss was $897,570 or $0.01 per basic and diluted earnings per share for the three months ended September 30, 2016 compared to $1,162,881 or $0.01 per share for the three months ended September30, 2015. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 199,077,102 for the three months ended September 30, 2016 and 178,585,952 for the three months ended September 30, 2015.

The table below illustrates our results for the discontinued Mamaki Tea reporting segment for the three months ended September 30, 2015:

2015

Sales	$11,068
Cost of sales	1,767
Gross Profit (Loss)	9,301

General and administrative expense	124,517
Depreciation expense	29,740
Operating loss	(154,257)

Other expense
Interest expense	(63,990)

Net loss	$(208,946)

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The Company had no revenues from operations for the nine months ended September 30, 2016 and 2015.  We reported net operating losses during the nine months ended September 30, 2016 and 2015 of $1,631,577 and $3,587,095, respectively.

The following table summarizes operating expenses and other income and expenses for the nine months ended September 30, 2016 and 2015:

	2016	2015

General and administrative	$743,284	$2,207,320
Research and development	618,007	593,725
Depreciation and amortization	297	297
Write off Logistix software	0	73,500
Gain (loss) on derivative	(229,510)	4,943
Interest expense	40,479	155,783

For the nine months ended September 30, 2016, general and administrative costs consisted primarily of management fees of $317,000, consulting fees of $199,460, rent expense of $35,023, accounting fees of $9,500, legal expenses of $51,386, telephone of $4,179, transfer agent of $7,762 and travel of $12,365.

For the nine months ended September 30, 2015, general and administrative costs consisted primarily of management fees of $30,850 net of $473,300 relinquished by the Company's CEO upon his resignation, consulting fees of $168,250, rent expense of $45,507, legal expense of $66,300, professional fees of $13,756, BLM claim maintenance fees of $11,160 and stock based compensation of $1,813,511.

Net operating loss was $1,631,577 or $0.01 per basic and diluted earnings per share for the nine months ended September 30, 2016 compared to $3,587,095 or $0.02 per share for the nine months ended September 30, 2015. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 196,444,816 for the nine months ended September 30, 2016 and 159,097,739 for the nine months ended September 30, 2015.

The table below illustrates our results for the discontinued Mamaki Tea reporting segment for the nine months ended September 30, 2015:

2015

Sales	$47,275
Cost of sales	8,405
Gross Profit (Loss)	38,870

General and administrative expense	395,826
Depreciation expense	89,218
Operating loss	(446,174)

Other expense
Interest expense	(115,238)

Net loss	$(561,412)

Liquidity and Capital Resources

Our cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the nine months ended September 30:

	2016	2015
Cash provided by (used for):
Operating activities	$(1,090,593)	$(987,284)
Investing activities	(58,700)	0
Financing activities	1,831,088	1,132,044
Cash used in discontinued operations	0	(211,076)
Increase (Decrease) in cash	$681,795	$(66,316)

Our financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  Our general business strategy is to first seek capital to construct the first portable GTL Unit and explore and research its existing mining lease properties.  As shown in the accompanying condensed consolidated financial statements, we sustained a net operating loss of $1,631,577 for the nine months ended September 30, 2016 and have a cumulative deficit of $14,089,708 at September 30, 2016.  Although we have managed our liquidity during the nine months ended September 30, 2016 through the sale of common stock, shareholder advances and notes payable, our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

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

Commitments

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements were for a term of 5 years (ending on May, 31, 2016) with compensation of $180,000 the first year, $240,000 the second year, $300,000 the third year, $350,000 the fourth year and the fifth year at a salary commensurate with those in similar industries.  The employment agreements also provide for the officers to receive 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the nine months ended September 30, 2016 and 2015, with consent of management, the Company accrued a total of $150,000 and $315,000, respectively, as management fees in accordance with the terms of these agreements.  On April 8, 2015, the Company's chief executive officer resigned and relinquished his claim to receive $518,300 of deferred compensation, which the Company treated as debt forgiveness.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his annual pay to $180,000.  On April 30, 2015, accrual on the Greenway chairman of the board agreement was ceased due to his absence from the company for more than a year. During the nine months ended September 30, 2016 and 2015, respectively, the Company accrued $135,000 and $146,250 towards the employment agreements.

Leases

In October 2015, the Company entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the nine months ended September 30, 2016 and 2015, the Company expensed $21,753 and $44,800, respectively, in rent expense and utilities.

Mining Leases

Our minimum commitment for 2016 is approximately $11,160 in annual maintenance fees, which are due September 1, 2016.  The 2016 maintenance fees were paid in August 2016.  Once we enter the production phase, royalties owed to the BLM are equal to 10% of production.  The 2016 annual maintenance fees were paid in August 2016.

Financing

Our financing has been provided by advances from shareholders, by issuing shares of its common stock in various private placements to related parties and individuals amd by issuing convertible debt.

Off-Balance Sheet Arrangements

As of September 30, 2016, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of $1,631,577 thousand for the nine-month period ended September 30, 2016 and has a deficit of $14,089,708 and working capital deficit of $2,245,002 at September 30, 2016. Our financial statements include a statement that unless, we obtain financing or generate revenues, there is substantial concern that we will be able to continue as a going concern.  We do not have any current firm prospects for obtaining financing.  To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms and timely manner, if at all.  The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.
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

We believe that the effect of inflation has not been material during the nine months ended September 30, 2016.

Critical Accounting Policies and Estimates

Our critical accounting policies are identified in our Annual Form 10-K filed on April 14, 2016 in   Management's Discussion and Analysis of Financial Condition and Results of Operations   under the heading "Critical Accounting Policies." There were no significant changes to our critical accounting policies during the nine months ended September 30, 2016.

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

In September 2016, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO II) of the Treadway Commission.  Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO II and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2016 who communicated the matters to our management and board of directors.

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

Management's Remediation Initiatives

Although we are unable to meet the standards under COSO II because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create positions to segregate duties  consistent with control  objectives,  (2) increase our personnel resources and technical  accounting  expertise within the accounting  function (3) appoint one or more  outside  directors to our board of directors  who shall be appointed to a Company  audit  committee  resulting in a fully  functioning  audit  committee  who will  undertake  the  oversight in the establishment and monitoring of required  internal controls and procedures;  and (4) prepare and implement  sufficient written policies and checklists which will set forth procedures for accounting and financial  reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended September 30, 2016, the Company issued 23,217,858 shares of restricted class A common stock to twenty-two individuals through private placements for cash of $1,243,500 at average of $.0536 per share.

During the three-month period ended September 30, 2016, the Company issued 10,000 shares of restricted class A common stock for services of $800 at average of $.08 per share.

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

UMED HOLDINGS, INC.

Date: November 21, 2016	By:	/s/ Ransom Jones
Its: President and Interim Chief Executive Officer

Date: November 21, 2016	By:	/s/Randy Moseley
Its: Chief Financial Officer