Form 10-K
period 2016-12-31
UMED HOLDINGS, INC.
filed 2017-04-17
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

As of March 21, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold based on the closing price on that date was approximately $17,600,000. On March 21,2017, the registrant had outstanding 239,168,967 shares of Common Stock, $0.0001 par value per share.

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

UMED is a diversified holding company that owns and operates businesses in a variety of industries including energy and mining.  Our focus is to acquire businesses as wholly-owned subsidiaries that meet some key requirements: (1) solid management that will not have to be replaced in the near future, (2) the ability to grow with steady growth to follow, and (3) an emphasis on emerging core industry markets, such as energy, metals and agriculture. In this Form 10-K, we refer to ourselves as "UMED," "We," Us," "the Company," and "Our”.

Our executive offices are located at: UMED Holdings, Inc., 8851 Camp Bowie Blvd. West, Suite 240, Fort Worth, Texas 76116 tel. voice: 817-346-6900. Our Web site is www.umedholdings.com

Our growth is dependent on attaining profit from our operations and our raising capital through the sale of stock or debt. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit.

Our independent registered public accounting firm issued a going concern qualification in their report dated April 17, 2017, which raises substantial doubt about our ability to continue as a going concern.

Our stock is traded on the OTC QB and our trading symbol is "UMED."

Corporate History

UMED Holdings, Inc. ("UMED," or the "company") was incorporated in Texas on March 13, 2002.   UMED owns technology for converting natural gas to liquids, primarily diesel and jet fuel ("GTL") and mining claims on federal Bureau of Land Management (BLM) in Southwest Arizona.  The Company has constructed a small-scale unit at the University of Texas at Arlington (UTA), is in the process of seeking funding to build full-scale GTL units and begin the mining operations on the BLM land.

The Company staked the BLM placer mining claims on 1,440 acres in Arizona in September 2011, and, since then, has maintained the claims and plans to establish an exploration and development plan, when capital is available.

The Company purchased 100% of Mamaki of Hawaii, Inc. in 2012 and sold it in 2015 as discussed in Notes 3,4 and 12 in financial statements included in this Form 10-K filing.

In August of 2012, the Company acquired Greenway Innovative Energy, Inc. and has received two patents from the US Patent Office for its GTL technology. The Company has completed a small-scale GTL model at the University of Texas at Arlington (UTA) and now its emphasis is securing the funding to build the initial GTL field unit.

In August 2012, the Company acquired 50% of Rig Support Services, Inc. (nka Logistix Technology Systems, Inc.), which was created to develop a unique and valuable technology and asset management Tool for the Oil and Gas Industry.  In February 2013, we acquired the remaining 50%.  In June 2015, the Company wrote off its investment in Logistix.

As shown in the accompanying consolidated financial statement, the Company has incurred a cumulative deficit of $14,476,205 as of

December 31, 2016. The ability of the Company to continue as a going concern is in doubt and dependent upon on the ability of the Company to obtain necessary capital and financing to fund ongoing operations and achieving a profitable level of operations. UMED does not have the financial resources and does not have any commitments for funding from unrelated parties or any other firm agreements that will provide working capital to its business segments. We cannot give any assurance that UMED will locate any funding or enter into any agreements that will provide the required operating capital. UMED has been depended on the sale of equity and advances from shareholders to provide it with working capital to date.

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

Operationally, the Company has completed a small-scale model of its GTL Unit at UTA and is seeking financing for the initial GTL field production unit. The Company plans to drill test holes and test the samples on its Arizona placer mining claims to determine the potential value of the various metals that may be located on the claims.

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

Employees

We currently employ Ransom Jones as President and Chief Financial Officer.

Greenway Innovative Energy, Inc. employees consist of Chief Executive Officer, Conrad Greer, President Ray Wright and Vice President Pat Six, who work under agreements with Greenway.  Greenway plans to use outside consultants to perform the engineering and design work on the GTL Unit, until such time as capital funds are available to hire in-house staff.

We do not have any other employees at this time. In the future, when we need other persons for aspects of the exploratory work and other functions, we will hire persons under service agreements as consultants, part-time and full time employees as necessary. We do not have any arrangements for the hiring of any persons at this time.

The Company has Sponsored Research Agreements with UTA for catalyst and heat exchange research and has contracted with UTA to build a small-scale GTL unit at the university.

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

Common Stock Price Range

	2016		2015
	HIGH	LOW	HIGH	LOW
First Quarter	$0.0650	$0.0650	$0.2300	$0.1201
Second Quarter	0.1000	0.0610	0.1875	0.1000
Third Quarter	0.2000	0.2000	0.2000	0.1001
Fourth Quarter	0.1400	0.1100	0.1400	0.0510

Common Stock

On March 21, 2017, we had outstanding 239,168,967 shares of Common Stock, $0.0001 par value per share.

On March 21, 2017, the closing bid price of our stock was $0.11 per share.

On March 1, 2017, we had approximately 477 shareholders of record.

Our transfer agent is Transfer Online, Inc. located at 512 SE Salmon St., Portland, Oregon.

We have not paid any cash dividends and we do not expect to declare or pay any cash dividends in the foreseeable future. Payment of any cash dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

Sale of Unregistered Securities

During the three months ended December 31, 2016, the Company issued 1,476,667 shares of restricted class A common stock to thirteen individuals through private placements for cash of $147,000 at average of $0.10 per share.

During the period from January 1, 2017 through March 21, 2017, the Company issued 12,217,500 shares of restricted class A common stock to 18 individuals for $977,400 at average price of $0.08 per share.

During the period from January 1, 2017 through March 21, 2017, the Company issued 1,750,000 shares of restricted class A common stock for consulting services at average price of $0.12 per share.

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

In connection with the reorganization with Universal Media Corporation ("UMC"), a Nevada corporation, on August 17, 2009, Dynalyst changed its name to Universal Media Corporation.   The transaction was accounted for as a reorganization, with UMC as the acquiring company on the basis that UMC's senior management became the entire senior management of the merged entity and there was a change of control of Dynalyst.  The transaction is accounted for as recapitalization of Dyanlyst's capital structure.  In connection with the reorganization, Dynalyst issued 57,500,000 restricted class A common shares to stockholders of Universal Media Corporation for 100% of UMC.

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

Greenway's research has been centered on developing a movable production-scale FT system ("the Portable Technology") to accommodate the needs of smaller gas plays that are increasingly beginning to characterize natural gas production within the US and elsewhere.  Based on preliminary estimates with new, improved and more efficient technology than previously projected, the Company is currently seeking funding of $50 - $55 million to manufacture the initial (2,000 barrel per day) GTL unit near an existing pipeline to obtain the cleanest gas possible and not have to deal with desulfurization on the first unit. The GTL Unit will be composed of the front end to produce the syn-gas that will be processed by the FT section and the resulting liquid will be separated into diesel, jet fuel and other products in the fractionation tower.

The Company has completed a small-scale GTL unit at the University of Texas at Arlington in conjunction with a sponsored research agreement and is now seeking financing to construct the initial GTL field unit.

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

 Going Concern

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 17, 2017, which raises substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2016 and 2015, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity raised from qualified individual investors and loans from a related party. We experienced negative financial results as follows:

	2016	2015
Net loss	$(2,018,704)	$(4,028,702)
Cash flow (negative) from operations	(1,845,765)	(1,304,347)
Negative working capital	(2,422,202)	(2,271,303)
Stockholders' deficit	(2,416,853)	(2,270,559)

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

Results of Operations

Revenues for consolidated operations for the years ended December 2016 and 2015 were $0 and $0, respectively.   We reported consolidated net losses during the years ended December 31, 2016 and 2015 of $2,018,704 and $4,028,702, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the year ended December 31, 2016 and 2015:

	2016	2015

General and administrative	$1,050,101	$3,829,466
Research and development	967,348	766,726
Depreciation and amortization	396	396
Gain from debt forgiveness	30,076	518,300
Write-off Logistix software	0	73,500
Gain (loss) on derivative	(7,129)	139,397
Net interest expense	14,676	218,105
Loss on debt settlement	8,500	0
Loss on discontinued operations	0	561,412

For the year ended December 31, 2016, consolidated general and administrative costs of $1,050,101 consisted primarily of consulting fees of $200,460, management fees of $420,500, legal fees of $236,771, rent expense of $45,191, auditing expense of $26,300, travel expenses of $23,153, transfer agent expenses of $9,421, and Arizona mining lease of $11,160.

For the year ended December 31, 2015, consolidated general and administrative costs of $3,829,466 consisted primarily of consulting fees of $193,250, management fees of $605,400, legal fees of $95,230, rent expense of $57,362, auditing expense of $28,500, travel expenses of $9,021, transfer agent expenses of $12,111, and stock based compensation of $2,991,677.

Consolidated net loss was $2,018,704 or $0.01 per basic and diluted earnings per share for the year ended December 31, 2016 compared to $4,028,475 or $0.02 per share for the year ended December 31, 2015. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 202,062,054 for the year ended December 31, 2016 and 165,860,150 for the year ended December 31, 2015.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our future operations. We cannot assure that we will be able to continue our operations without adequate funding. We had $67,964 in cash, total assets of $86,789 and total liabilities of $2,503,642 as of December 31, 2016. Total stockholder's deficit at December 31, 2016 was $14,476,205.

For the years ended December 31, 2016 and 2015, cash used by operating activities was $1,845,765 and $1,304,347, respectively.

Cash provided by financing activities for the years ended December 31, 2016 and 2015 was $1,913,729 and $1,270,852, respectively, primarily from the sale of common stock, issuance of convertible note payable and advances by shareholders.

We project that approximately $55 - $60 million of capital will be needed for all aspects of our business development.  We project a need of $50 -$55 million to build the first portable GTL Unit, $2 million for our mining exploration plan, and $3 million for general and administrative expenses.   Further, until there is a more complete assessment of the mining property, we cannot determine the necessary capital requirements and our operating budgets, if it is decided to pursue full exploration and development. We also will be subject to environmental expenses in connection with these activities.  We will also have the expense of maintaining and defending any patents obtained, our claims, and seeking further patents and claims to be able to garner sufficient area to make our operations more viable, once we have shown appropriate mineral deposits present in our claims, if at all.  After building the first GTL Unit and determining the commercial viability of the mining claims, we will need substantial capital or financial partners to build additional GTL Units, develop the mining claims, acquire plant and equipment and hire personnel.

We intend to seek debt, equity and revenue-sharing forms of capital. We have no firm arrangements for any capital at this time.  Additionally, equity capital for small companies generally and small companies in the oil and gas and mining segments in particular, have a difficult time competing for investors and/or debt financing because of the high risk at this stage of development and the fact that the investment could be long term.  The market for the transportation fuel and metals that the company believes may be derived from the GTL Units and from its mining claims also influences investment decisions, such that if there is strong demand, then funds may be relatively more available, but if market demand is not strong or the price of transportation fuels and the metals declines, funding may be unavailable.  The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The general business strategy of the Company is to first develop the natural gas to liquid technology to maintain the Company's viability, while seeking capital and then explore and research its existing mining leases properties.  As shown in the accompanying consolidated financial statement, the Company has incurred a cumulative deficit of $14,476,205 and $12,458,131 as of December 31, 2016 and 2015, respectively. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Commitments

Employment Contracts

In May 2011, the Company entered into employment agreements with Kevin Bentley, its chief executive officer, Richard Halden, its president and Randy Moseley, its chief financial officer.  The Agreements were for a term of 5 years, ending May 31, 2106.  The employment agreements also provide for the officers to receive 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the years ended December 31, 2016 and 2015, the Company accrued a total of $150,000 and $360,000, respectively, as management fees.  Kevin Bentley resigned in April 2015 and relinquished his claim to receive $518,300 of deferred compensation. Richard Halden resigned as President in January 2016 and Randy Moseley resigned as Chief Financial officer in November 2016.

In August 2012, the Company entered into employment agreements with Raymond Wright, the president and Conrad Greer, the chairman of the board of Greenway for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his annual pay to $180,000.  On March 1,2015, accrual on the Greenway chairman of the board agreement was ceased due to his absence from the company for more than a year. During the years ended December 31, 2016 and 2015, respectively, the Company accrued $180,000 and $191,250 towards the employment agreements.

Mining Leases

The Company's minimum commitment for 2017 is approximately $11,160 in annual maintenance fees, which are due September 1, 2017.  Once the company enters the production phase, royalties owed to the BLM are equal to 10% of production.

Financing

The Company's financing has been provided by loans, advances from shareholders and by issuing shares of its common stock in various private placements to related parties and individuals.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.  All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. At December 31, 2016, the Company had not incurred any mine development costs.

Mining Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.  Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims.  Mine properties are periodically assessed for impairment of value and any diminution in value.  Due the Company not achieving a position of producing cash flow levels to fund the development of its BLM mining leases and not having current resources for an appraisal, we recognized an impairment charge of $100,000 during the year ended December 31, 2014.

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

Impact of New Accounting Standards

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements are expected to have a significant effect on its consolidated financial statements.

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

None

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2016.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSOII) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016;

O	The Company has inadequate segregation of duties within its cash disbursement control design.

O	During the year ended December 31, 2016, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.
O	The Company does not have a sufficient number of independent directors for its board and audit committee. We currently have two independent directors on our board, which is comprised of seven directors, and we do not have a functioning audit committee. As a publicly-traded company, we should strive to have a majority of our Board of Directors be independent.

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

		Present Position
Name	Age	and Offices

Ransom Jones	69	Director, President and Chief Financial Officer
Craig Takacs	51	Director
Kevin Jones	53	Director
Raymond Wright	81	Director
D. Patrick Six	65	Chairman of the Board of Directors
Kent J. Harer	60	Director

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

RANSOM JONES was appointed interim chief executive officer on January 14, 2016, director on March 7, 2016 and President on August 4, 2016.   Mr. Jones has over 40 years of diverse business experience.  He is a retired partner of KPMG Peat Marwick and former Chief Financial Officer of two publicly traded corporations, Western Preferred Corporation and El Paso Refining, Inc.  He has also served as an officer of some of the largest and most prestigious global financial institutions including Goldman Sachs, Citicorp, ABN-AMRO Bank and AIG.  After resigning from AIG, Mr. Jones created a very successful small business for life insurance lending.  He graduated from the University of Texas at El Paso in 1971 with a BBA, Accounting.  Ransom and Kevin Jones are brothers.

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

 KEVIN JONES was elected as a director of the Company on March 7, 2016. Kevin founded All Commercial Floors in 1999 and is responsible for its overall operation.  Under his leadership ACF has grown from a two-person business in the corner of his garage to one of the largest and, we feel, one of the most respected commercial flooring companies in the country with offices throughout the United States, and with annual sales exceeding $40 million.  Today, ACF may well be considered the premier healthcare flooring contractor in the country, serving customers from Alaska to Florida, Maine to California and beyond.  ACF has also spread beyond the healthcare sector with expansion into the general commercial flooring sector with offices in key U.S. markets.  This has led to landmark projects at venues such as the Gaylord Texan, American Airlines Center, the University of Alabama and Cowboys Stadium.  We believe that no other flooring contractor in the country has the ability to reach any corner of North American continent with the skill and success of ACF.  He attended Texas Tech University in Lubbock, Texas.  Kevin Jones and Ransom B. Jones are brothers.

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

 KENT J. HARER was elected as a director of the Company on February 3, 2017.  Since 1996, he has served as Senior Account Manager for Air Liquide Industries US LP, an affiliate of Air Liquide, S.A., a large French multinational industrial gas company.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on the reports received by us, the transaction report of Company transactions supplied by our transfer agent and our shareholders list as of March 21,2017, to the best of our knowledge all required directors, officers and greater than 9.99% percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2016.

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

BOARD OF DIRECTORS MEETINGS.

During the fiscal year ended December 31, 2016, the Board of Directors held three meetings which were attended by all members.

NOMINATING COMMITTEE.

We do not have any nominating committee of the Board, or committee performing a similar function. Shareholders may recommend nominees for Director by sending written communications to the company's Board of Directors to the attention of the Chairman of the Board, Pat Six at UMED Holdings, Inc., 8851 Camp Bowie West Blvd., Suite 240, Fort Worth, Texas 76116. Every director will participate in the consideration of director nominees.

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

COMPENSATION COMMITTEE.

We do not have a compensation committee.  Our Board of Directors serves as the compensation committee

SHAREHOLDER COMMUNICATIONS.

Shareholders may send written communications to the company's Board of Directors to the attention of the Chairman of the Board, Pat Six. Persons wishing to write to the Board or to a specified director or committee of the Board should send correspondence to the Corporate Secretary at UMED Holdings, Inc., 8851 Camp Bowie West Blvd., Suite 240, Fort Worth, Texas 76116. Electronic submissions of shareholder correspondence will not be accepted.

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid for services rendered to the Company during the last three fiscal years by the Named Executive Officers:

Summary of Compensation of Executive Officers

The following summary compensation table sets forth information concerning the compensation paid during the fiscal years ended December 31, 2016, 2015 and 2014 to our principal executive officers and principal financial officers. No other officer or person received total annual compensation in excess of $100,000 since in our date of incorporation.

Name and Position	Year	Salary ($)		Bonus($)	Other Compensation		Total($)
Ransom Jones, Interim Chief Executive Officer, effective January 14, 2016, President, effective August 4, 2016	2016	20,000		0	0		20,000
	2015	20,400			37,500	(1)	57,900

Kevin Bentley, Chief Executive Officer, resigned April 6, 2105	2015	32,800	(2)	0	743,750	(3)	775,750
	2014	140,500	(4)	0	0		140,500

Richard Halden, President	2016	48,985	(5)	0	0		48,985
resigned on January 14, 2016	2015	158,152	(6)	0	603,750	(7)	761,902
	2014	132,000	(8)		0		132,000

Randy Moseley, Chief Financial Officer, resigned November 21, 2016	2016	60,000	(9)	0	0		60,000
	2015	166,500	(10)	0	603,750	(11)	770,250
	2014	141,500	(12)		0		141,500

(1)	Represents 375,000 shares of restricted class A common stock due Executive per his employment agreement, valued at $0.10 per share.
(2)	Represents amount of 2015 annual salary accrued but unpaid by agreement with the Executive.
(3)	Represents 4,375,000 shares of restricted class A common stock due Executive per his employment agreement, valued at $0.17 per share.
(4)	Represents amount of 2014 annual salary accrued but unpaid by agreement with the Executive.
(5)	Represents amount of 2016 annual salary accrued but unpaid by agreement with the Executive.
(6)	Represents amount of 2015 annual salary accrued but unpaid by agreement with the Executive.
(7)	Represents 4,375,000 shares of restricted class A common stock due Executive per his employment agreement, valued at $0.138 per share.
(8)	Represents amount of 2014 annual salary accrued but unpaid by agreement with the Executive.	(3)
(9)	Represents amount of 2016 annual salary accrued but unpaid by agreement with the Executive.
(10)	Represents amount of 2015 annual salary accrued but unpaid by agreement with the Executive.
(11)	Represents 4,375,000 shares of restricted class A common stock due Executive per his employment agreement, valued at $0.138 per share.
(12)	Represents amount of 2014 annual salary accrued but unpaid by agreement with the Executive.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of information concerning the number of shares of common stock owned beneficially as of March 21, 2017 by: (i) each person (including any group) known by us to own more than five (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) our officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Non Officers and Directors
Randy Moseley (3)	27,996,574	11.70%
Paul Alfano	21,250,000	08.88%
Richard Halden (4)	30,382,721	12.70%

Officers and Directors
Ransom Jones	375,000	00.16%
Craig Takacs	3,157,563	01.32%
Kevin Jones (5)	16,000,000	06.69%
Raymond Wright	8,000,000	03.34%
D. Patrick Six (6)	5,700,000	02.38%
Officers and directors as a group (5 persons)	31,232,563	13.05%

(1)	Unless otherwise indicated, the address for each of these stockholders is c/o UMED Holdings, Inc., at 8851 Camp Bowie Blvd. West, Suite 240, Fort Worth, Texas 76116. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he own’s a Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

(2)

Percentage of beneficial ownership is based on the 239,168,967 shares of class A common stock outstanding as of March 15, 2017, and the 126,938 class B common shares outstanding at March 21, 2017 for a total of 239,295,905 shares used to determine percent of ownership.

(3)	Includes 18,280,809 shares of class A common held directly by Mr. Moseley, 2,726,000 shares of class A common held by Mr. Moseley's spouse, 1,183,164 shares of class A common held by Capital Equity Partners, LLC of which Mr. Moseley is a member, 5,000,000 shares of class A common held by Media Advertising Partners Partnership of which Mr. Moseley is a partner, 3,500,000 shares of class A common held by Arkansas Partners Partnership of which Mr. Moseley is a partner, and 2,148,183 shares of class A common held by BioEnergy LLC of which Mr. Moseley is a member.

(4)	Includes 21,041,139 shares of class A common held directly by Mr. Halden, 4,500,000 shares of class A common held by Mr. Halden's spouse, 1,183,164 shares of class A common held by Capital Equity Partners, LLC of which Mr. Halden is a member, 5,000,000 shares of class A common held by Media Advertising Partners Partnership of which Mr. Halden is a partner and 3,500,000 shares of class A common held by Arkansas Partners Partnership of which Mr. Halden is a partner.

(5)	Includes 3,250,000 shares of class A common held directly by Mr. Jones and 12,750,000 shares of class A common held by Mabert LLC.

(6)	Includes 1,000,000 shares of class A common held directly by Mr. Six and 4,500,000 shares of class A common held by Jabeez LLC.

Change in Control

There are no present arrangements known to the Company, including any pledge by any person of the Company's securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Shareholders have made advances to the Company in the amounts of $141,040 and $373,878 during the years ended December 31, 2016 and 2015, respectively.  The shareholders have elected to convert advances of $51,500 and $314,517 to shares of class A common stock at market value ($0.0775 and $.173 per share) and received repayments of $151,000 and $122,976 during the years ended December 31, 2016 and 2015, respectively. Shareholders forgave $30,077 of advances due from shareholders in 2016.

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

Item 14. Principal Accountant Fees and Services.

UMED Holdings, Inc. Independent Public Accountant's Fees

The following table presents fees for professional services rendered by its independent auditors for the audit of the Company's financial statements for the years ended December 31, 2016 and 2015:

	2016	2015
Audit Fees	$26,300	$28,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$26,300	$28,500

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

UMED HOLDINGS, INC.

April 14, 2017	By:	/ s/ Ransom Jones
Ransom Jones
President and Principle Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2017	By:	/ s/ Ransom Jones
Ransom Jones
President and Principle Financial Officer and Director

April 14, 2017	By:	/ s/ Craig Takacs
Craig Takacs
Director

April 14, 2017	By:	/ s/ Kevin Jones
Kevin Jones
Director

April 14, 2017	By:	/ s/ Raymond Wright
Raymond Wright
Director

April 14, 2017	By:	/ s/ D. Patrick Six
D. Patrick Six
Director

April 14, 2017	By:	/ s/ Kent J. Harer
Kent Harer
Director

UMED Holdings, Inc.

Financial Statements

Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of

UMED Holdings, Inc.

Fort Worth, Texas

We have audited the accompanying consolidated balance sheet of UMED Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the accompanying consolidated financial statements, the Company has minimal revenues, has incurred losses since inception, and has a negative working capital balance at December 31, 2016, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Soles, Heyn & Company LLC

West Palm Beach, Florida

April 17, 2017

UMED HOLDINGS, INC.

Consolidated Balance Sheet

	December 31,	December 31,
	2016	2015
Assets
Current Assets
Cash	$67,964	$0
Prepaid expenses	13,476	0
Total Current Assets	81,440	0

Fixed assets
Property & equipment	4,015	4,015
Less depreciation	3,666	3,271
	349	744
Other Assets
Other assets	$5,000	$0
Total Assets	$86,789	$744

Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable	$86,518	$85,545
Advances from stockholders	59,690	102,214
Accrued management fees	1,916,602	1,793,617
Note payable	13,500	0
Accrued expenses	250,522	229,763
Convertible note payable, net of discounts of $13,647 and $0)	120,753	0
Derivative liability	56,057	60,164
Total Current Liabilities	2,503,642	2,271,303
Total Liabilities	2,503,642	2,271,303
Commitments and Contingencies
Stockholders' Deficit
Class B stock, 20,000,000 shares authorized, par value $0.0001,
126,938 issued and outstanding at December 31, 2016 and
15,126,938 at December 31, 2015	13	1,513
Class A stock 300,000,000 shares authorized, par value $0.0001,
231,118,372 and 183,882,132 issued and outstanding at
December 31, 2016 and December 31, 2015, respectively	23,114	18,389
Additional paid-in capital	12,036,225	10,167,670
Accumulated deficit	(14,476,205)	(12,458,131)
Total Stockholders' Deficit	(2,416,853)	(2,270,559)
Total Liabilities & Stockholders' Deficit	$86,789	$744

See accompanying notes to consolidated financial statements

UMED HOLDINGS, INC.

Statements of Operations

For the years ended December 31, 2016 and 2015

	2016	2015

Loss from continuing operations
General and administrative	$1,050,101	$3,829,466
Research and development	967,348	766,726
Depreciation	396	396
Total Expense	2,017,845	4,596,588

Operating loss	(2,017,845)	(4,596,588)

Other income (expenses)
Debt forgiveness	30,076	518,300
Write off Logistix software	0	(73,500)
Loss on debt settlement	(8,500)	0
Gain (loss) on change in fair value of derivatives	(7,129)	139,397
Interest expense	(14,676)	(218,105)

Total other expenses	(229)	366,092

Operating loss from continuing operations	(2,018,074)	(4,230,496)
Discontinued operations, net of tax Loss from discontinued operations	0	(561,412)
Gain on disposal of discontinued operations	0	763,206
Total net gain net from discontinued operations	0	201,794

Loss before income taxes	(2,018,074)	(4,028,702)

Provision for income taxes	0	0

Net loss	$(2,018,074)	$(4,028,702)

Basic loss per share;
Operating loss	$(0.01)	$(0.02)
Loss from discontinued operations	$(0.00)	$(0.00)
Net loss per share	$(0.01)	$(0.02)

Weighted average shares
Outstanding;
Basic and diluted	202,062,054	165,860,150

See accompanying notes to consolidated financial statements

UMED Holdings, Inc.

Consolidated Statement of Stockholders' Deficit

For the years ended December 31, 2016 and 2015

		Stock
	Class B Number of Shares	Par Value $0.0001 Amount	Class A Number of Shares	Par Value $0.0001 Amount	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance December 31, 2014, Restated	15,738,894	$1,574	145,559,835	$14,557	$5,983,053	$(8,429,429)	$(2,430,245)

Sale of common stock	-	-	10,915,101	1,091	1,081,502	-	1,082,593

Conv of class B
stock to class A common	(611,956)	(61)	9,179,340	918	(857)	-	-

Convert shareholders' advances to common stock	-	-	1,817,746	182	314,335	-	314,517

Shares issued for services	-	-	16,410,110	1,641	2,403,087	-	2,404,728

Warrants issued for services	-	-	-	-	386,549	-	386,549

Net loss	-	-	-	-	-	(4,028,702)	(4,028,702)

Balance December 31, 2015	15,126,938	$1,513	183,882,132	$18,389	$10,167,670	$(12,458,131)	$(2,270,559)

Conv of class B
stock to class A common	(15,000,000)	(1,500)	1,500,000	1,500	-	-	-

Sale of common stock	-	-	31,055,955	3,107	1,751,913	-	1,755,000

Convert shareholders' advances to common stock	-	-	664,285	66	51,434	-	51,500

Shares issued for services	-	-	516,000	52	41,228	-	41,280

Shares issued for note settlement	-	-	200,000	20	23,980	-	24,000

Net loss	-	-	-	-	-	(2,018,074)	(2,018,074)

Balance
December 31, 2016	126,938	$13	231,118,372	$23,114	$12,036,225	$(14,476,205)	$(2,416,853)

 See accompanying notes to consolidated financial statements

UMED HOLDINGS, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2016 and 2015

	2016	2015
Cash Flows from Operating Activities
Net Loss from Operations	$(2,018,074)	$(4,230,496)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	395	397
Stock issued for services	41,280	2,404,729
Loss on debt settlement	8,500	0
Interest and amortization of debt discounts	206	102,700
Debt forgiveness	30,076	(518,300)
Warrants	0	386,549
Write off of Logistix software	0	73,500
Loss (gain) change in fair value of derivatives	7,129	(139,397)
Changes in operating assets and liabilities:
Prepaid insurance	(13,476)
Other assets	(5,000)
Accounts payable	973	50,559
Accrued management fees	122,985	489,241
Accrued expenses	(20,759)	76,171

Net Cash Used in Operating Activities	(1,845,765)	(1,304,347)

Cash Flows from Investing Activities	0	0

Cash Flows from Financing Activities
Advances from shareholders converted to common stock	118,500	314,517
Advances from shareholders	(94,024)	(79,058)
Increase in notes payable	13,500	0
Proceeds from convertible note payable	224,000	0
Payments on convertible note payable	(89,600)	(47,200)
Debt issuance costs	(13,647)
Proceeds from sale of common stock	1,755,000	1,082,593
Net Cash Provided by Financing Activities	1,913,729	1,270,852
Cash Used in Discontinued Operations	0	(44,009)

Increase (Decrease) in cash for the year	67,964	(77,504)
Cash Beginning of Year	0	77,504
Cash End of Year	$67,964	$0

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$14,537	$69,297
Cash Paid during the period for taxes	$0	$0
Conversion of class B common stock to class A common stock	$1,500	$918

The accompanying notes are an integral part of these financial statements

UMED HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company sustained a loss of $2 million for the year ended December 31, 2016 and has a deficit of $14.5 million at December 31, 2016. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2016 and 2015, respectively.

Segment Information

ASC 280, " Segment Reporting " requires use of the " management approach " model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.  During 2015, the Company had one operating segment, Mamaki of Hawaii, Inc., in addition to its corporate activities, which is presented as discontinued operations.

Mine Exploration and Development Costs

The Company plans to account for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities.   All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine's production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins.   Due to the Company not producing any revenues from its BLM mining leases since its acquisition of the leases, achieving a position of producing cash flow levels to fund the development of its BLM mining leases in December of 2010 and not having current resources for an appraisal, we recognized an impairment charge of $100,000 during the year ended December 31, 2014.  During the year ended 2016, the Company did not incur any mine development costs. During the year ended December 31, 2015, the Company incurred $9,166 in costs of obtaining surface samples.

Mine Properties

The Company will account for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining.   Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims.  Mine properties are periodically assessed for impairment of value and any diminution in value. The Company had 1,440 acres of placer mining claims at December 31, 2015, which were acquired in December 2010 in exchange for 5,066,000 shares of common stock valued at $100,000.  During 2014, we recognized an impairment charge of $100,000.

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

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Open tax-years subject to IRS examination include 2010 – 2015.

 Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants (520,487) have been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive.

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

See Note7 below for discussion regarding convertible notes payable and a warrant agreement.

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

The following table represents the Company's assets and liabilities by level measured at fair value on a recurring basis at December 31, 2016:

Description	Level 1	Level 2	Level 3
Derivative Liabilities	$	$	$56,057

The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

The change in the notes payable at fair value for the nine-month period ended December 31, 2016 is as follows:

	Fair Value	Change in	New		Fair Value
	January 1, 2016	Fair Value	Convertible Notes	Conversions	December 31, 2016

Derivative Liabilities	$60,164	$7,129	$51,829	$(63,065)	$56,057

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense in the accompanying financial statements.

The significant unobservable inputs used in the fair value measurement of the liabilities described above are as follows;

Commitment Date
Expected dividends	0%
Expected volatility	188%
Expected term: conversion feature	3 months
Risk free interest rate	0.51%

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation ("ASC 718-10") which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

At December 31, 2016, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with high credit quality institutions.  At times, such deposits may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development ("ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $967,348 and $766,726 during the years ended December 31, 2016 and 2015, respectively.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at market values.

Impact of New Accounting Standards

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – CONTRACT RECEIVABLE

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

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulated depreciation at December 31, 2016 and 2015, respectively, are summarized as follows:

	Range of
	Lives in
	Years	2016	2015
Equipment	5	2,032	2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulate depreciation		(3,666)	(3,271)
		$349	744

Depreciation expense for the year ended		$396	$396

During the year ended December 31, 2015, the Company wrote-off the balance of its Logistix software and $11,188 of fully depreciated assets.

NOTE 6 – TERM NOTES PAYABLE

Term notes payable consisted of the following at December 31, 2016:

2016

Unsecured note payable dated March 8, 2016 to an individual
at 5.0% interest, payable upon the Company's availability of cash	$13,500

The Company negotiated a $15,500 reduction of the note in November 2016 for 200,000 shares of common stock valued at $0.12 per share of $24,000. The Company recognized a $8,500 loss on the settlement.

NOTE 7 – CONVERTIBLE PROMISSORY NOTE

At December 31, 2016, the Company had convertible debentures outstanding as follows;

	Outstanding Balance of Convertible Debenture	Unamortized Discounts

May 4, 2016 Convertible Promissory Note	$134,400	$13,647

May 2016 Convertible Note

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

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity's Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $224,000 based on the Black Scholes Model. The discount related to the beneficial conversion feature ($51,826) is being amortized over the term of the debt (10 months).  For the year ended December 31, 2016, the Company recognized interest expense of $42,499 related to the amortization of the discount.

In connection with the issuance of the $224,000 note, the Company recorded debt issue cost and discount as follows:

●	$20,000 original issue discount and $4,000 debt issue cost, which are being amortized over 10 months, with amortization of $19,680 for the year ended December 31, 2016.
•	The derivative for the 2016 beneficial conversion interest was $35,237 at December 31, 2016 and was computed using the following variables.
Commitment Date
Expected dividends	0%
Expected volatility	188%
Expected term: conversion feature	3 months
Risk free interest rate	0.51%

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

In connection with the issuance of the $158,000 note, the Company recorded warrants as follows:

●	Warrants – recorded at fair value ($79,537) upon issuance, and marked -to-market on the balance sheet at $20,820 as of December 31, 2016 and $60,164 at December 31, 2015, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	188%
Expected term: conversion feature	2.75 years
Risk free interest rate	0.51%

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2016 and 2015;

	2016	2015

Accrued consulting fees	$249,500	$229,000
Bank overdraft	0	763
Accrued interest expense	1,022	0
Total accrued expenses	$250,522	$229,763

NOTE 9– CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of class A common stock with a par value of $.0001 per share and 20,000,000 shares of class B stock with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Class A Common Stock

At December 31, 2016, there were 231,118,372 shares of class A common stock issued and outstanding.

During the year ended December 31, 2016, the Company issued 31,055,955 shares of restricted class A common stock to forty-two individuals through private placements for cash of $1,770,393 at average of $0.057 per share.

During the year ended December 31, 2016, the Company issued 400,000 shares of restricted common stock for consulting services of $32,800 at average of $.082 per share.

During the year ended December 31, 2016, the Company issued 106,000 shares of restricted common stock to a creditor for rent expense of $8,480 at average of $.08 per share.

During the year ended December 31, 2016, the Company issued 664,285 shares of restricted common stock for conversion of $51,500 in advances by shareholder at average of $.0775 per share.

During the year ended December 31, 2016, the Company issued 200,000 shares of restricted common stock in partial settlement of a note payable.

During the year ended December 31, 2016, the Company issued 15,000,000 shares of class A stock in exchange for 15,000,000 class B shares.

During the year ended December 31, 2015, the Company issued 10,915,101 shares of restricted class A common stock to eighteen individuals through private placements for cash of $1,082,593 at average of $0.099 per share.

During the year ended December 31, 2015, the Company issued 3,035,110 shares of restricted common stock for consulting services of $399,837 at average of $.132 per share.

During the year ended December 31, 2015, the Company issued 1,817,746 shares of restricted common stock for conversion of $314,517 in advances by shareholder at average of $.173 per share.

During the year ended December 31, 2015, the Company issued 9,179,340 shares of class A stock in exchange for 611,956 class B shares on terms set by the Company's predecessor, Dynalyst Manufacturing Corporation.

During the year ended December 31, 2015, the Company issued a total of 13,125,000 shares of restricted class A common stock to its former CEO, its President and Chief Financial Officer per their employment agreements. The shares were valued at an average of $0.15 per share based on market value.

During the year ended December 31, 2015, the Company issued 250,000 shares of restricted class A common stock to its former CEO as set out in his separation agreement. The shares were valued at $0.138 per share based on market value.

Class B Stock

At December 31, 2016, there were 126,938 shares of class B stock issued and outstanding. Each class B share is convertible, at the option of the shareholder, into common stock on a one for one basis.

During the year ended December 31, 2016, 15,000,000 the Company issued 15,000,000 shares of class A shares in exchange for 15,000,000 class B shares.

During the year ended December 31, 2015, the Company issued 9,179,340 shares of class A stock in exchange for 611,956 class B shares on terms set by the Company's predecessor, Dynalyst Manufacturing Corporation.

Stock options, warrants and other rights

At December 31, 2016, the Company has not adopted any employee stock option plans.

On October 1, 2015, the Company issued 4,000,000 warrants for legal work. The warrants are exercisable at $.20 per share for a period of five years from the date of issue. The Company valued the warrants as of December 31, 2015 at $386,549 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 189%, expected conversion term of 4.75 years and risk free interest rate of 1.75%.

NOTE 10 - RELATED PARTY TRANSACTIONS

Shareholders have made advances to the Company in the amounts of $141,040 and $383,878 during the years ended December 31, 2016 and 2015, respectively.  The shareholders have elected to convert advances of $51,500 and $314,517 to shares of class A, common stock at an average value of $0.0775 and $0.173 per share and received repayments of $151,000 and $79,058 during the years ended December 31, 2016 and 2015, respectively. Shareholders forgave $30,077 of advances.

In April 2015, the Company's then Chief Executive Officer resigned and in his settlement agreement gave up claims to receive deferred compensation, which amounted to $518,300 and treated as debt forgiveness.

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

NOTE 11 – INCOME TAXES

At December 31, 2016 and 2015, the Company had approximately $5.5 million and $4.0 million, respectively, of net operating losses ("NOL") carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2034.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the years ended December 31, 2016 and 2015:

	2016	2015

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

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

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at December 31, 2016 and December 31, 2015:

	2016	2015
Deferred tax assets
Net operating loss carry forwards	$5,602,576	$4,028,702
Deferred compensation	2,570,198	2,409,213
Stock based compensation	5,165,124	4,898,968
Other	1,138,307	1,121,248
Total	14,476,205	12,458,131
Less valuation allowance	(14,476,205)	(12,458,131)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $1,935,510 and $4,028,702 for the years ended December 31, 2016 and 2015, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $14,393,641 and $12,458,131 at December 31, 2016 and 2015, respectively.

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

The following is a summary of the calculation of the gain from the sale of Mamaki of Hawaii, Inc.:

Mamaki of Hawaii historical operations	$2,008,794
Contract receivable from Hawaiian Beverages	700,000
UMED note payable assumed by Hawaiian Beverages	64,697
Write off Mamaki of Hawaii Intercompany receivable	(777,255)
Write off UMED investment in Mamaki of Hawaii stock	(778,430)
Write off contract receivable	(454,600)
Gain from discontinued operations for 2015	$763,206

The following statements of the discontinued operations (Mamaki of Hawaii, Inc.) for the year ended December 31, 2015:

2015
Sales	$47,275
Cost of sales	8,407
Gross profit	38,868

Operating Expenses:
General and administrative expenses	395,824
Depreciation	89,218
Total Operating Expenses	485,042
Operating Loss	(446,174)

Other Income (Expense)
Interest expense	(115,238)

Loss from discontinued operations	$(561,412)
Loss per share – discontinued operations	$(0.00)

NOTE 13 – COMMITMENTS

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements were for a term of 5 years, ending on May 31, 2106.  The employment agreements also provide for the officers to receive 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  During the years ended December 31, 2016 and 2015, the Company accrued a total of $150,000 and $405,000, respectively, as management fees in accordance with the terms of these agreements.  Kevin Bentley resigned as Chief Executive Officer in April 2015 and relinquished his claim to receive $518,300 of deferred compensation, which the Company treated as debt forgiveness. Richard Halden resigned as President in January 2016 and Randy Moseley resigned as Chief Financial Officer in November 2016.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his annual pay to $180,000.  On March 1,2015, accrual on the Greenway chairman of the board agreement was ceased due to his absence from the company for more than a year. During the years ended December 31, 2016 and 2015, respectively, the Company accrued $180,000 and $191,250 towards the employment agreements.

Leases

In July 2015, the Company reduced its office lease space from 3,500 to 1,800 square feet on a month-to-month basis at $3,200 per month. In October 2015, the Company signed a new two-year lease for new office space of approximately 1,800 square feet at the rate of $2,417 for the first twelve months and $2,495 for the second twelve months.  During the years ended December 31, 2016 and 2015, the Company expensed $33,512 and $55,836, respectively, in rent expense.

The Company pays approximately $11,600 in annual maintenance fees on its Arizona BLM mining leases, in addition to 10% royalties based on production.

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

NOTE 14-SUBSEQUENT EVENTS

During the period from January 1, 2017 through April 17, 2017, the Company issued 12,217,500 shares of restricted class A common stock to 18 individuals for $977,400 at average price of $0.08 per share.

During the period from January 1, 2017 through April 17, 2017, the Company issued 1,750,000 shares of restricted class A common stock for consulting services at average price of $0.12 per share.

During the period from January 1, 2017 through April 17, 2017, the Company canceled 15,000,000 of common stock that had been reserved against a convertible note payable that was paid March 10, 2017.

During the period from January 1, 2017 through April 17, 2017, the Company canceled 5,205,000 of common stock that had been returned to the Company by its previous Chief Financial Officer in conjunction with his separation agreement.

During the period from January 1, 2017 through April 17, 2017, the Company canceled 300,000 of common stock that had been returned to the Company.

