Form 10-Q
period 2017-03-31
UMED HOLDINGS, INC.
filed 2017-05-22
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

☐ Yes ☑   No

The number of shares of issuer’s common stock, par value $0.0001 per share, outstanding as of May 15, 2017 was 272,583,748. The number of shares of issuer’s preferred stock, par value $0.0001 per share, outstanding as of May 15, 2017 was 126,938.  The registrant has no other classes of securities outstanding.

UMED HOLDINGS, INC.

UMED HOLDINGS, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
	2017	2016

Assets
Current Assets
Cash	$ 278,199	$ 67,964
Prepaid insurance	6,262	13,476
Total Current Assets	284,461	81,440

Fixed assets
Property & equipment	4,015	4,015
Less depreciation	3,765	3,666
	250	349

Other Assets	5,000	5,000
Total Assets	$289,711	$86,789

Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable	$54,644	$86,518
Stockholder advances	59,690	59,690
Accrued management fees	1,931,602	1,916,602
Accrued expenses	249,900	250,522
Note payable	10,500	13,500
Convertible note payable, net of discounts of $0 and $13,647	0	120,753
Derivative liability – warrants	84,601	56,057
Total Current Liabilities	2,390,937	2,503,642
Total Liabilities	2,390,937	2,503,642

Commitments and contingencies
Stockholders’ Deficit
Common Class B stock, 20,000,000 shares authorized, par value $0.0001,
126,938 issued and outstanding at March 31, 2017 and
December 31, 2016	13	13
Common Class A stock 300,000,000 shares authorized, par value $0.0001,
269,030,872 and 231,118,372 issued and outstanding at
March 31, 2017 and December 31, 2016, respectively	26,905	23,114
Additional paid-in capital	17,645,054	12,036,225
Accumulated deficit	(19,746.198)	(14,476,205)
Total Stockholders' Deficit	(2,101,226)	(2,416,853)
Total Liabilities & Stockholders' Deficit	$289,711	$86,789

See the accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.

Consolidated Statements of Operations – Unaudited

For the three months ended March 31, 2017 and 2016

	2017	2016

Sales	$0	$0
Expenses
General and administrative	5,048,380	289,493
Research and development	177,658	164,835
Depreciation	99	99
Total Expense	5,226,137	454,427

Operating loss	(5,226,137)	(454,427)

Other income (expenses)
Loss on change in fair value of derivative	(53,385)	(40,098)
Interest income (expense)	9,529	(115)
Total other income (expense)	(43,856)	(40,213)

Loss before income taxes	(5,269,993)	(494,640)
Provision for income taxes	0	0
Net loss	$(5,269,993)	$(494,640)

Net loss per share;
Basic and diluted net (loss) per shares	$(0.02)	$(0.00)

Weighted average shares
Outstanding;
Basic and diluted	266,208,372	186,441,276

See accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows - Unaudited

For the three months ended March 31, 2017 and 2016

	2017	2016
Cash Flows from Operating Activities
Net Loss from operations	$(5,269,993)	$(494,640)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	99	99
Stock based compensation	4,779,370	40,480
(Gain) loss on derivative	28,544	40,098
Changes in operating assets and liabilities:
Prepaid expenses	7,214	0
Accounts payable	(31,874)	(8,372)
Accrued management fees	15,000	26,985
Accrued expenses	(622)	8,602

Net Cash Used in Operating Activities	(499,262)	(386,748)

Cash Flows from Investing Activities	0	0

Cash Flows from Financing Activities
Shareholder advances, net	0	116,043
(Payments on) proceeds from - note payable	(3,000)	36,000
Payments on convertible notes payable	(120,753)	0
Proceeds from sale of common stock	833,250	245,000
Debt issuance cost	0	0
Net Cash Provided by Financing Activities	709,497	397,043

Net Increase (Decrease) in Cash	210,235	10,295
Cash Beginning of Period	67,964	0
Cash End of Period	$278,199	$10295

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$2,287	$0
Cash Paid during the period for taxes	$0	$0
Conversion of shareholder advances to common stock	$0	$51,500

See accompanying notes to condensed consolidated financial statements

 UMED COMPANY HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2016.

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

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of approximately $5.3 million for the three-month period ended March 31, 2017 and has a working capital deficiency of approximately $2 million and an accumulated deficit of approximately $20 million at March 31, 2017. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reported period.  Actual results could differ materially from the estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2017 or December 31, 2016.

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

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Open tax years, subject to IRS examination include 2013 – 2016.

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants (671,429) have been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive.

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

The following table represents the Company's assets and liabilities by level measured at fair value on a recurring basis at March 31, 2017:

Description	Level 1	Level 2	Level 3
Derivative Liabilities	$	$	$84,601

 The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

The change in the notes payable at fair value for the three-month period ended March 31, 2017 is as follows:

	Fair Value	Change in	New		Fair Value
	January 1, 2017	Fair Value	Convertible Notes	Conversions	March 31, 2017

Derivative Liabilities	$56,057	$28,544	$0	$0	$84,601

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

At March 31, 2017, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with high credit quality institutions.  At times, such deposits may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development ("ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $177,658 and $164,835 during the three months ended March 31, 2017 and 2016, respectively.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at market values.

Impact of New Accounting Standards

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	March 31, 2017	December 31, 2016
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(3,765)	(3,666)
		$250	$349

Depreciation expense for the period ended		$99

NOTE 5 – TERM NOTES PAYABLE

Term notes payable consisted of the following at March 31, 2017 and December 31, 2016:

	2017	2016

Unsecured note payable dated March 8, 2016 to an individual
at 5.0% interest, payable upon the Company's availability of cash	$10,500	$13,500

NOTE 6 – CONVERTIBLE PROMISSORY NOTE

May 2016 Convertible Note

On May 4, 2016, the Company issued a $224,000 convertible promissory note bearing interest at 10.0% per annum to an accredited investor, payable beginning November 10, 2016, in monthly installments of $44,800 plus accrued interest and a cash premium equal to 10.0% of the installment amount.  The convertible promissory note was paid on March 4, 2017.  The holder had the right under certain circumstances to convert the note into common stock of the Company at a conversion price equal to 70% of the average of the 3 lowest volume weighted average trading prices during the 20-day period ending on the latest complete trading day prior to the conversion date.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity's Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $224,000 based on the Black Scholes Model. The discount related to the beneficial conversion feature ($51,829) was amortized over the term of the debt (10 months).  For the three months ended March 31, 2017, the Company recognized interest expense of $9,327 related to the amortization of the discount.

In connection with the issuance of the $224,000 note, the Company recorded debt issue cost and discount as follows:

●	$20,000 original issue discount and $4,000 debt issue cost, which was amortized over 10 months, with amortization of $3,600 for three months ended March 31, 2017.
•	The convertible promissory note was paid in full on March 10, 2017 reducing the derivative for the 2016 beneficial conversion interest to zero at March 31, 2017.

 September 2014 Convertible Note

In connection with the issuance of a $158,000 convertible promissory note in 2014, the Company issued warrants to purchase shares of common stock.

●	Warrants – recorded at fair value on the balance sheet at $84,601 as of March 31, 2017 and $20,820 at December 31, 2016, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	237%
Expected term: conversion feature	2.3 years
Risk free interest rate	0.45%

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2017 and December 31, 2016;

	2017	2016

Accrued consulting fees	$249,500	$249,500
Accrued interest expense	400	1,022
Total accrued expenses	$249,900	$250,522

NOTE 8– CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of class A common stock with a par value of $.0001 per share and 20,000,000 shares of class B common with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Common A Stock

At March 31, 2017, there were 269,030,872 shares of class A common stock issued and outstanding.

During the three-month period ended March 31, 2017, the Company issued 11,852,500 shares of restricted common stock to 20 individuals through private placements for cash of $833,250 at average price of $0.07 per share.

During the three-month period ended March 31, 2017, the Company issued 1,765,000 shares of restricted common stock for consulting services of $194,500 at average price of $0.11 per share.

During the three-month period ended March 31, 2017, the Company canceled 5,205,000 shares of common stock received in settlement with a former officer.

During the three-month period ended March 31, 2017, the Company authorized the issuance of 29,500,000 to five of its board of directors at an average price of $0.14 per share.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Class B Common

At March 31, 2017, there were 126,938 shares of class B common stock issued and outstanding. Each class B share is convertible, at the option of the class B shareholder, into one share of class A common stock.

Stock options, warrants and other rights

At March 31, 2017, the Company has not adopted any employee stock option plans.

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

In February 2017, the Company issued 4,000,000 warrants (2,000,000 at $.35 for two years and 2,000,000 at $.45 for three years) as part of a separation agreement with its former president. The Company valued the warrants as of March 31, 2017 at $425,220 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 787%, expected conversion term of 2 and 3 years and risk free interest rate of 1.75%.

NOTE 9 - RELATED PARTY TRANSACTIONS

Shareholders have made advances to the Company in the amounts of $126,042 during the three months ended March 31, 2016 .  The shareholders have elected to convert advances of $0 and $51,500 to shares of common stock at market value ( $.08 per share) and received repayments of $10,000 during the three months ended March 31, 2016.

NOTE 10 – INCOME TAXES

At March 31, 2017 and December 31, 2016, the Company had approximately $2.0 million and $1.9 million, respectively, of net operating losses ("NOL") carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2033.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the three months ended March 31, 2017 and the year ended December 31, 2016:

	2017	2016

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the three months ended March 31, 2017 and the year ended December 31, 2016 the Company's effective rate is as follows:

	2017	2016

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(0.0)	(0.0)
Permanent differences and other including surtax exemption	0.0	0.0
Valuation allowance	34.0	34.0
Effective tax rate	0.0%	0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at March 31, 2017 and December 31, 2016:

	2017	2016
Deferred tax assets
Net operating loss carry forwards	$6,022,814	$5,602,576
Deferred compensation	2,806,698	2,570,198
Stock based compensation	9,944,494	5,165,124
Other	972,192	1,138,307
Total	19,746,198	14,476,205
Less valuation allowance	(19,746,198)	(14,476,205)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $5,269,993 and $2,018,074 for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $19,746,198 and $14,476,205 at March 31, 2017 and December 31, 2016, respectively.

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

NOTE 11 – COMMITMENTS

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements were for a term of 5 years (ending on May, 31, 2016).   During the three months ended March 31, 2016 the Company accrued a total of $90,000 as management fees in accordance with the terms of these agreements.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his annual pay to $180,000.  On April 30, 2015, accrual on the Greenway chairman of the board agreement was ceased due to his absence from the company for more than a year. During the three months ended March 31, 2017 and 2016, the Company accrued $45,000, respectively.

Leases

In October 2015, the Company entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the three months ended March 31, 2017 and 2016, the Company expensed $8,640 and $7,251, respectively, in, rent expense.

The Company has a minimum commitment for 2017 of approximately $11,160 in annual maintenance fees for its BLM mining lease, which are due September 1, 2017.  Once the Company enters the production phase, royalties owed to the BLM are equal to 10% of production.

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to March 31, 2017, the Company sold 3,511,210 shares of class A restricted common stock to fifteen individuals for $638,000 ($0.182 per share).

Subsequent to March 31, 2017, the Company issued 41,666 shares of class A restricted common stock for consulting services and valued the shares at $12,500 ($0.30 per share).

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

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report, which have been prepared assuming that we will continue as a going concern, and in conjunction with our Annual Form 10-K filed on April 14, 2017.  As discussed in Note 2 to the condensed consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 2 to the condensed consolidated financial statements.  This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

UMED Holdings, Inc. a Texas corporation, (hereinafter “UMED” or “the Company”) is a holding company with present interest in energy and mining.  The Company has established its corporate offices at 8851 Camp Bowie West, Suite 240, Fort Worth, Texas 76116 consisting of approximately 1,800 square feet.

The Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2017 without raising additional debt or equity capital.  There can be no assurance that the Company will raise additional debt or equity capital.

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

Greenway’s research has been centered on developing a portable production-scale FT system (“the Portable Technology”) to accommodate the needs of smaller gas plays that are increasingly beginning to characterize natural gas production within the US and elsewhere.  The Company is currently seeking funding of $50 - $55 million to build the initial (2,000 BPD) GTL unit near an existing pipeline.

The Company has raised approximately $1,500,000 and built a small-scaled model unit at the University of Texas at Arlington (UTA) in conjunction with a sponsored research agreements.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The Company had no revenues from operations for the three months ended March 31, 2017 and 2016.  We reported net operating losses during the three months ended March 31, 2017 and 2016 of $5,269,993 and $494,640, respectively.

The following table summarizes operating expenses and other income and expenses for the three months ended March 31, 2017 and 2016:

	2017	2016

General and administrative	$5,048,380	$289,493
Research and development	177,658	164,835
Depreciation and amortization	99	99
Loss on derivative	(53,385)	(40,098)
Interest income (expense)	9,529	(115)

For the three months ended March 31, 2017, general and administrative costs consisted primarily of management and consulting fees of $210,000, rent expense of $9,919, professional fees of $10,040, directors D&O insurance of $7,214, advertising and marketing of $6,000, auditor expense of $5,200, and stock based compensation of $4,779,370.

For the three months ended March 31, 2016, general and administrative costs consisted primarily of management and consulting fees of $231,050 (including $40,800 in stock based compensation for consulting fees), rent expense of $7,137, and legal expenses of $40,153.

Net operating loss was $5,269,993 or $0.02 per basic and diluted earnings per share for the three months ended March 31, 2017 compared to $494,640 or $0.00 per share for the three months ended March 31, 2016. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 266,208,372 for the three months ended March 31, 2017 and 186,441,276 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Our cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the three months ended March 31:

(thousands)	2017	2016
Cash provided by (used for):
Operating activities	$(499,262)	$(386,748)
Investing activities	0	0
Financing activities	709,497	397,043

(Decrease) Increase in cash	$210,235	$10,295

Our financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  Our general business strategy is to first seek capital to construct the first portable GTL Unit and explore and research its existing mining lease properties.  As shown in the accompanying condensed consolidated financial statements, we sustained a net operating loss of $5,269,993 for the three months ended March 31, 2017 and have a cumulative deficit of $19,746,198 at March 31, 2017. Although we have managed our liquidity during the three months ended March 31, 2017. Although we have managed our liquidity during the three months ended March 31, 2017 through the sale of common stock, shareholder advances and notes payable, our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

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

We project that approximately $54 - $59 million of capital will be needed for all aspects of our business development. We project a need of $50 -$55 million to build the first portable GTL Unit, $500,000 for our mining exploration plan, and $3,500,000 for general and administration.   Further, until there is a fuller assessment of the mining property, we cannot determine the capital requirements and our operating budgets, if it is decided to pursue full exploration and development. We also will be subject to environmental expenses in connection with these activities.  We will also have the expense of maintaining and defending any patents obtained, our claims, and seeking further patents and claims to be able to garner enough area to make our operations more viable, once we have shown appropriate mineral deposits present in our claims, if at all.  After building the first GTL Unit and determining the commercial feasibility of the mining claims, we will need substantial capital to build additional GTL Units, develop the mining claims, acquire plant and equipment and hire personnel.

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

Commitments

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements were for a term of 5 years ending May 31, 2016.  During the three months ended March 31, 2016, the Company expensed a total of $90,000 in expense and accrual as management fees in accordance with the terms of these agreements.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his annual pay to $180,000.  On March 31, 2015, accrual on the Greenway chairman of the board agreement was ceased due to his absence from the company for more than a year. During the three months ended March 31, 2017 and 2016, the Company expensed a total of $45,000 in expense and accrual, respectively.

Leases

In October 2015, the Company entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the three months ended March 31, 2017 and 2016, the Company expensed $8,550 and $7,251, respectively, in rent expense.

Mining Leases

Our minimum commitment for 2017 is approximately $11,160 in annual maintenance fees, which are due September 1, 2017.  Once the Company enters the production phase, royalties owed to the BLM are equal to 10% of production.

Financing

Our financing has been provided by advances from shareholders and by issuing shares of its common stock in various private placements to related parties and individuals.

Off-Balance Sheet Arrangements

As of March 31, 2017, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of $5.3 million for the three-month period ended March 31, 2017 and has a deficit of $20 million at March 31, 2017. Our financial statements include a statement that unless, we obtain financing or generate revenues, there is substantial concern that we will be able to continue as a going concern.  We do not have any current firm prospects for obtaining financing. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms and timely manner, if at all.  The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

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

We believe that the effect of inflation has not been material during the three months ended March 31, 2017.

Critical Accounting Policies and Estimates

Our critical accounting policies are identified in our Annual Form 10-K filed on April 17 2017 in   Management’s Discussion and Analysis of Financial Condition and Results of Operations   under the heading “Critical Accounting Policies.” There were no significant changes to our critical accounting policies during the three months ended March 31, 2017.

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

In March 2017, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO II) of the Treadway Commission.  Based upon this assessment, we determined that our internal control over financial reporting are ineffective.

The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO II and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2017 who communicated the matters to our management and board of directors.

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On April 22, 2016, the Company filed suit in District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison for breach of Stock Purchase Agreement dated October 29, 2015, wherein the Company sold its shares in Mamaki of Hawaii, Inc. to Hawaiian Beverages, Inc. for $700,000 (along with the assumption of certain debt). The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016.

Item 1A.  Risk Factors

Not required by small reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2017, the Company issued 11,852,500 shares of restricted common stock to 20 individuals through private placements for cash of $833,250 at average of $0.07 per share.

During the three-month period ended March 31, 2017, the Company issued 1,765,000 shares of restricted common stock for consulting services of $194,500 at average of $0.11 per share.

During the three-month period ended March 31, 2017, the Company canceled 5,205,000 shares of common stock received in settlement with a former officer.

During the three-month period ended March 31, 2017, the Company authorized the issuance of 29,500,000 five of its board of directors at an average of $0.14 per share.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Subsequent to March 31, 2017, the Company sold 3,511,210 shares of class A restricted common stock to fifteen individuals for $638,000 ($0.182 per share).

Subsequent to March 31, 2017, the Company issued 41,666 shares of class A restricted common stock for sonculting services and valued the shares at $12,500 ($0.30 per share).

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

UMED HOLDINGS, INC.

Date: May 22, 2017	By:	/s/ D. Patrick Six
Its: President and Principal Accounting Officer

