Form 10-Q/A
period 2017-03-31
UMED HOLDINGS, INC.
filed 2017-05-24
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________

FORM 10-Q/A

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

UMED HOLDINGS, INC.

UMED HOLDINGS, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
	2017	2016

Assets
Current Assets
Cash	$ 278,199	$ 67,964
Prepaid insurance	6,262	13,476
Total Current Assets	284,461	81,440

Fixed assets
Property & equipment	4,015	4,015
Less depreciation	3,765	3,666
	250	349

Other Assets	5,000	5,000
Total Assets	$289,711	$86,789

Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable	$54,644	$86,518
Stockholder advances	59,690	59,690
Accrued management fees	1,931,602	1,916,602
Accrued expenses	249,900	250,522
Note payable	10,500	13,500
Convertible note payable, net of discounts of $0 and $13,647	0	120,753
Derivative liability – warrants	84,601	56,057
Total Current Liabilities	2,363,937	2,503,642
Total Liabilities	2,363,937	2,503,642

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

See accompanying notes to condensed consolidated financial statements

UMED HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows - Unaudited

For the three months ended March 31, 2017 and 2016

	2017	2016
Cash Flows from Operating Activities
Net Loss from operations	$(5,269,993)	$(494,640)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	99	99
Stock based compensation	4,779,370	40,480
(Gain) loss on derivative	28,544	40,098
Changes in operating assets and liabilities:
Prepaid expenses	7,214	0
Accounts payable	(58,874)	(8,372)
Accrued management fees	15,000	26,985
Accrued expenses	(622)	8,602

Net Cash Used in Operating Activities	(499,262)	(386,748)

Cash Flows from Investing Activities	0	0

Cash Flows from Financing Activities
Shareholder advances, net	0	116,043
(Payments on) proceeds from - note payable	(3,000)	36,000
Payments on convertible notes payable	(120,753)	0
Proceeds from sale of common stock	833,250	245,000
Debt issuance cost	0	0
Net Cash Provided by Financing Activities	709,497	397,043

Net Increase (Decrease) in Cash	210,235	10,295
Cash Beginning of Period	67,964	0
Cash End of Period	$278,199	$10295

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$2,287	$0
Cash Paid during the period for taxes	$0	$0
Conversion of shareholder advances to common stock	$0	$51,500

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

UMED HOLDINGS, INC.

Date: May 23, 2017	By:	/s/ D. Patrick Six
Its: President and Principal Accounting Officer

