Form 10-Q
period 2017-06-30
GREENWAY TECHNOLOGIES INC
filed 2017-08-14
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-55030

              ____________________________

GREENWAY TECHNOLOGIES, INC.

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

☐ Yes ☑   No

The number of shares of issuer’s Common Class A stock, par value $0.0001 per share, outstanding as of August 5, 2017 was 275.484,754. The number of shares of issuer’s Common Class B, par value $0.0001 per share, outstanding as of August 5, 2017 was 126,938.  The registrant has no other classes of securities outstanding.

GREENWAY TECHNOLOGIES, INC.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current Assets
Cash	$578,111	$67,964
Prepaid insurance	0	13,476
Total Current Assets	578,111	81,440
Fixed assets
Property & equipment	4,015	4,015
Less depreciation	3,865	3,666
	150	349
Other Assets	20,000	5,000
Total Assets	$598,261	$86,789
Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable	$52,522	$86,518
Stockholder advances	0	59,690
Accrued management fees	1,829,102	1,916,602
Accrued expenses	250,024	250,522
Note payable	8,500	13,500
Convertible note payable, net of discounts of $0 and $13,647	0	120,753
Derivative liability – warrants	71,759	56,057
Total Current Liabilities	2,211,907	2,503,642
Total Liabilities	2,211,907	2,503,642
Commitments and contingencies
Stockholders’ Deficit
Common Class B stock, 20,000,000 shares authorized, par value $0.0001,
126,938 issued and outstanding at June 30, 2017 and
December 31, 2016	13	13
Common Class A stock 300,000,000 shares authorized, par value $0.0001,
275,432,123 and 231,118,372 issued and outstanding at
June 30, 2017 and December 31, 2016, respectively	27,545	23,114
Additional paid-in capital	19,110,482	12,036,225
Accumulated deficit	(20,751,686)	(14,476,205)
Total Stockholders' Deficit	(1,613,646)	(2,416,853)
Total Liabilities & Stockholders' Deficit	$598,261	$86,789

See the accompanying notes to condensed consolidated financial statements

  GREENWAY TECHNOLOGIES, INC.

Consolidated Statements of Operations – Unaudited

For the three and six months ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$0	$0	$0	$0
Expenses
General and administrative	908,772	147,850	5,957,152	437,343
Research and development	160,274	94,836	337,932	259,671
Depreciation	99	99	198	198
Total Expense	1,069,145	242,785	6,295,282	697,212
Operating loss	(1,069,145)	(242,785)	(6,295,282)	(697,212)
Other income (expenses)
Gain (loss) on derivative	63,781	15,033	10,396	(25,065)
Interest (expense) income	(124)	(11,615)	9,405	(11,730)
Total other income (expense)	63,657	3,418	19,801	(36,795)
Loss before income taxes	(1,005,488)	(239,367)	(6,275,481)	(734,007)
Provision for income taxes	0	0	0	0
Net loss	$(1,005,488)	$(239,367)	$(6,275,481)	$(734,007)
Net loss per share;
Basic and diluted net income
loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average shares
Outstanding;
Basic and diluted	272,735,459	189,516,705	271,206,915	186,441,276

  GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows - Unaudited

For the six months ended June 30, 2017 and 2016

	2017	2016
Cash Flows from Operating Activities
Net Loss from operations	$(6,275,481)	$(734,007)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	198	198
Stock based compensation	5,326,244	40,480
Loss on derivative	10,396	25,065
Changes in operating assets and liabilities:
Prepaid insurance	13,476
Accounts payable	(33,996)	(39,513)
Accrued management fees	(87,500)	134,985
Advances	(15,000)	0
Derivative liability	0	51,826
Accrued expenses	(498)	23,884

Net Cash Used in Operating Activities	(1,062,160)	(497,082)

Cash Flows from Investing Activities	0	0

Cash Flows from Financing Activities
Repayments of shareholder advances	(59,690)	(23,087)
(Payments on) proceeds from - note payable	(5,000)	36,000
(Decrease) Increase in convertible notes payable	(120,753)	224,000
Proceeds from sale of common stock	1,757,750	380,000
Shareholder advances converted to stock	0	51,501
Debt issue costs	0	(68,243)
Net Cash Provided by Financing Activities	1,572,307	600,171

Net Increase in Cash	510,147	103,089
Cash Beginning of Period	67,964	0
Cash End of Period	$578,111	$103,089

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$0	$0
Cash Paid during the period for taxes	$0	$0
Conversion of shareholder advances to common stock	$0	$51,501

The accompanying notes are an integral part of these condensed financial statements

    GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Nature of Operations

Greenway Technologies, Inc. ("GTI" or the "Company") was organized on March 13, 2002 under the laws of the State of Texas as Dynalyst Manufacturing Corporation.  On August 18, 2009, in connection with a merger with Universal Media Corporation, a privately held Nevada company, the Company changed its name to Universal Media Corporation ("Universal Media").  The company changed its name to UMED Holdings, Inc. on March 23, 2011 and to Greenway Technologies, Inc. on June 23, 2017.

The Company’s mission is to operate as a holding company through the acquisition of businesses as wholly-owned subsidiaries that meet some key requirements: (1) solid management that will not have to be replaced in the near future (2) the ability to grow with steady growth to follow and (3) an emphasis on emerging core industry markets, such as energy and metals.  It is the Company's intention to add experienced personnel and select strategic partners to manage and operate the acquired business units.

In September 2010, the Company acquired 1,440 acres of placer mining claims on Bureau of Land Management land in Mohave County, Arizona. See discussion in Note 3.  Due to the Company not producing any revenues from its BLM mining leases since its acquisition of the leases, achieving a position of producing cash flow levels to fund the development of its BLM mining leases in December of 2010 and not having current resources for an appraisal, we recognized an impairment charge of $100,000 during the year ended December 31, 2014.

In August 2012, the Company acquired 100% of Greenway Innovative Energy, Inc., which two owns patents and trade secrets for a proprietary process and related technology to convert natural gas into synthesis gas (syngas). Syngas is an important intermediate gas used by industry in the production of ammonia, methane, liquid fuels, and other downstream products. The company’s unique process is called Fractional Thernal Oxidation™ (FTO). When combined with Greenway’s proprietary Fisher-Tropsch system, Greenway offers a new economical, relatively small scale (125 to 2,500 bbls/day) method of converting natural-gas-to-liquid (GTL) not previously achievable.

 NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions were eliminated in consolidation.

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

 The accompanying condensed consolidated financial statements include the accounts of the following entities:

Name of Entity	%	Entity	Incorporation	Relationship
Greenway Technologies, Inc.		Corporation	Texas	Parent
Universal Media Corporation	100%	Corporation	Wyoming	Subsidiary
Greenway Innovative Energy, Inc.	100%	Corporation	Nevada	Subsidiary
Logistix Technology Systems, Inc.	100%	Corporation	Texas	Subsidiary

 Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of approximately $6.3 million for the six-month period ended June 30, 2017 and has a working capital deficiency of approximately $1.7 million and an accumulated deficit of approximately $21 million at June 30, 2017. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

The company is in discussions with several oil and gas companies and other organizations regarding joint venture funding for its first gas-to-liquid (GTL) plant using the company’s unique GTL system. Should an agreement be made, the joint venture relationship will provide funding at a level of $20 to $50 million with an ongoing profit-sharing arrangement between the Company and the partner organizations and/or individuals with an economic profile previously not achievable in the GTL industry segment. While there are no assurances that financing for the first GTL plant will be obtained on acceptable terms and in a timely manner, the failure to obtain the necessary working capital may cause the Company to move in one or more alternative directions to shepherd this revolutionary GTL system into production. Several alternative paths are under development in conjunction with the joint venture/profit sharing approach.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2017 or December 31, 2016.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants (314,733) have been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive.

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

The following table represents the Company's assets and liabilities by level measured at fair value on a recurring basis at June 30, 2017:

Description	Level 1	Level 2	Level 3
Derivative Liabilities	$0	$0	$71,759

 The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

The change in the notes payable at fair value for the six-month period ended June 30, 2017 is as follows:

	Fair Value	Change			Fair
	January 1, 2017	in Fair Value	New Convertible Notes	Conversions	Value June 30, 2017

Derivative Liabilities	$56,057	$15,702	$0	$0	$71,759

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

At June 30, 2017, the Company did not have any issued or outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with high credit quality institutions.  At times, such deposits may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development ("ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $337,932 and $259,671 during the six months ended June 30, 2017 and 2016, respectively.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at market values.

Impact of New Accounting Standards

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	June 30, 2017	December 31, 2016
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(3,865)	(3,666)
		$150	$349

Depreciation expense for the period ended		$198

NOTE 5 – TERM NOTES PAYABLE

Term notes payable consisted of the following at June 30, 2017 and December 31, 2016:

	2017	2016

Unsecured note payable dated March 8, 2016 to an individual
at 5.0% interest, payable upon the Company's availability of cash	$8,500	$13,500

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

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity's Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $224,000 based on the Black Scholes Model. The discount related to the beneficial conversion feature ($51,829) was amortized over the term of the debt (10 months).  For the six months ended June 30, 2017, the Company recognized interest expense of $9,327 related to the amortization of the discount.

In connection with the issuance of the $224,000 note, the Company recorded debt issue cost and discount as follows:

●	$20,000 original issue discount and $4,000 debt issue cost, which was amortized over 10 months, with amortization of $3,600 for six months ended June 30, 2017.
•	The convertible promissory note was paid in full on March 10, 2017 reducing the embedded derivative for the 2016 beneficial conversion right to zero at June 30, 2017.

   September 2014 Convertible Note

In connection with the issuance of a $158,000 convertible promissory note in 2014, the Company issued warrants to purchase shares of common stock.

●	Warrants – recorded at fair value ($79,537) upon issuance, and marked -to-market on the balance sheet at $71,759 as of June 30, 2017 and $20,820 as of December 31, 2016, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	188%
Expected term: conversion feature	2.25 years
Risk free interest rate	0.62%

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2017 and December 31, 2016;

	2017	2016

Accrued consulting fees	$249,500	$249,500
Accrued interest expense	524	1,022
Total accrued expenses	$250,024	$250,522

NOTE 8– CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of class A common stock with a par value of $.0001 per share and 20,000,000 shares of class B common with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Common A Stock

At June 30, 2017, there were 275,432,123 shares of class A common stock issued and outstanding.

During the three-month period ended June 30, 2017, the Company issued 4,859,585 shares of restricted common stock to 31 individuals through private placements for cash of $924,500 at average price of $0.19 per share.

During the three-month period ended June 30, 2017, the Company issued 1,541,666 shares of restricted common stock for consulting services of $327,500 at average price of $0.21 per share.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4 (2) thereof.

Class B Common

At June 30, 2017, there were 126,938 shares of class B common stock issued and outstanding. Each class B share is convertible, at the option of the class B shareholder, into one share of class A common stock.

Stock options, warrants and other rights

At June 30, 2017, the Company has not adopted any employee stock option plans.

On October 1, 2015, the Company issued 4,000,000 warrants for legal work. The warrants are exercisable at $.20 per share for a period of five years from the date of issue. The Company valued the warrants as of December 31, 2015 at $386,549 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 189%, expected conversion term of 4.75 years and risk-free interest rate of 1.75%.

On February 3, 2017, the Company issued 6,000,000 warrants (4,000,000 at $.35 for two years and 2,000,000 at $.45 for three years) as part of a separation agreement with a co-founder and former president. The Company valued the warrants as of March 31, 2017 at $639,284 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 787%, expected conversion term of 2 and 3 years and risk-free interest rate of 1.75%.

 NOTE 9 - RELATED PARTY TRANSACTIONS

Shareholders have made advances to the Company in the amounts of $0 and $124,414 during the six months ended June 30, 2017 and 2016, respectively.  The shareholders have elected to convert advances of $0 and $51,500 to shares of common stock at market value ($.08 per share) and received repayments of $59,690 and $23,087 during the six months ended June 30, 2017 and 2016, respectively.

NOTE 10 – INCOME TAXES

At June 30, 2017 and December 31, 2016, the Company had approximately $2.3 million and $1.9 million, respectively, of net operating losses ("NOL") carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2033.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the six months ended June 30, 2017 and the year ended December 31, 2016:

	2017	2016

Current	$0	$0
Deferred	0	0
Total tax provision	$0	$0

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the six months ended June 30, 2017 and the year ended December 31, 2016 the Company's effective rate is as follows:

	2017	2016

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(0.0)	(0.0)
Permanent differences and other including surtax exemption	0.0	0.0
Valuation allowance	34.0	34.0
Effective tax rate	0.0%	0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at June 30, 2017 and December 31, 2016:

	2017	2016
Deferred tax assets
Net operating loss carry forwards	$6,602,936	$5,602,576
Deferred compensation	2,444,698	2,570,198
Stock based compensation	10,486,062	5,165,124
Other	1,217,990	1,138,307
Total	20,751,686	14,476,205
Less valuation allowance	(20,751,686)	(14,476,205)
Deferred tax asset	0	0
Deferred tax liabilities
Depreciation and amortization	$0	$0
Net long-term deferred tax asset	$0	$0

The change in the valuation allowance was $6,275,481 and $2,018,074 for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $20,751,686 and $14,476,205 at June 30, 2017 and December 31, 2016, respectively.

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

NOTE 11 – COMMITMENTS

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements were for a term of 5 years (ending on May, 31, 2016).   During the six months ended June 30, 2016 the Company accrued a total of $150,000 as management fees in accordance with the terms of these agreements.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his annual pay to $180,000.  On April 30, 2015, accrual on the Greenway chairman of the board agreement was ceased due to his absence from the company for more than a year. During the six months ended June 30, 2017 and 2016, the Company accrued $90,000, respectively for the president.

Leases

In October 2015, the Company entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the six months ended June 30, 2017 and 2016, the Company expensed $17,948 and $19,052, respectively, in, rent expense.

The Company has a minimum commitment for 2017 of approximately $11,160 in annual maintenance fees for its BLM mining lease, which are due September 1, 2017.  Once the Company enters the production phase, royalties owed to the BLM are equal to 10% of production.

Legal

On April 22, 2016, the Company filed suit in District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. ("Mamaki"), Hawaiian Beverages, Inc.("HBI"), Curtis Borman and Lee Jenison for breach of Stock Purchase Agreement dated October 29, 2015, wherein the Company sold its shares in Mamaki of Hawaii, Inc. to Hawaiian Beverages, Inc. for $700,000 (along with the assumption of certain debt).  The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016. Mamaki has notified the Company that it is in the process of acquiring the funds to pay what it owes the Company. The Company has agreed to not pursue the lawsuit at this time to give Mamaki time to acquire the funds.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company sold 52,631 shares of class A restricted common stock to 2 individuals for $5,263 ($0.10 per share).

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

Overview

Greenway Technologies, Inc. (“GTI”) was originally incorporated as Dynalyst Manufacturing Corporation (“Dynalyst”) under the laws of the State of Texas on March 13, 2002.

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

On June 23, 2017, UMED Holdings, Inc. approved the amendment of its Articles of Incorporation and filed with the Texas Secretary of State to change the Company’s name to Greenway Technologies, Inc.

Greenway Technologies, Inc. a Texas corporation, (hereinafter “GTI” or “the Company”) is a holding company with present interest in energy and mining.  The Company has established its corporate offices at 8851 Camp Bowie West, Suite 240, Fort Worth, Texas 76116 consisting of approximately 1,800 square feet.

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

Energy Interest

In August 2012, the Company acquired 100% of Greenway Innovative Energy, Inc. which owns patents and trade secrets for a proprietary technology to convert natural gas into synthesis gas (syngas). Based on a new, breakthrough process called Fractional Thermal Oxidation™ (FTO), the company’s G-Reformer™, combined with an additional proprietary FT technology, offers an economical and scalable method to converting natural gas to liquid fuel.

On June 26, 2017, the Company, in conjunction with the University of Texas Arlington (UTA), revealed that it had successfully demonstrated its gas-to-liquid (GTL) technology at the Conrad Greer Laboratory at UTA proving the viability of the GTL system. The Company now plans to commercialize the system and related technology and is in discussions with several oil and gas companies, and other individuals and organizations regarding joint venture funding for its first gas-to-liquid (GTL) plant using the company’s proprietary processes. Should an agreement be made, the joint venture relationship will provide funding at a level of $20M to $50M with an ongoing profit-sharing arrangement between Greenway Innovative Energy, Inc. and the partner.

The company’s technology is unique in that it allows for plants with a smaller footprint, versus legacy technologies, combined with lower up-front and ongoing costs.

One of several important applications for GIE’s technology is the harvesting of stranded natural gas. There is an abundance of stranded natural gas located throughout the United States with no practical way to transfer the gas to existing distribution systems for sale. This valuable energy resource sits untapped, unused, or more harmfully, is vented to the atmosphere. GIE’s technology allows this valuable energy resource to be harvested and monetized.

GIE’s breakthrough patented GTL system offers a solution to this energy challenge. The company’s system allows for relatively small by comparison, scalable plants to be deployed at geographically dispersed locations to convert natural gas into synthetic fuel that is transportable and can be sold directly to markets without the need for additional processing at a refinery.

Mining Interest

In December 2010, the Company acquired the rights to approximately 1,440 acres of placer mining claims in Mohave County, Arizona for 5,066,000 shares of restricted common stock.  Early indications, from samples taken and processed, gives the Company reason to believe that the potential recovery value of the metals located on the 1,440 acres is significant, but actual mining and processing will determine the ultimate value realized.  The Company is currently seeking funding of $500,000 to begin certified assaying, to determine the viability of continued development of the mining claims.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The Company had no revenues from operations for the three months ended June 30, 2017 and 2016.  We reported net operating losses during the three months ended June 30, 2017 and 2016 of $1,005,488 and $239,367, respectively.

The following table summarizes operating expenses and other income and expenses for the three months ended June 30, 2017 and 2016:

	2017	2016

General and administrative	$908,772	$147,850
Research and development	160,274	94,836
Depreciation and amortization	99	99
(Gain) Loss on derivative	(63,781)	(15,033)
Interest income (expense)	(124)	11,615

For the three months ended June 30, 2017, general and administrative costs consisted primarily of management fees of $101,000, consulting fees of $82,950, legal fees of $81,224, rent expense of $8,029, accounting fees of $3,500, professional fees of $2,813, transfer agent fees of $5,201, meals and travel expenses of $18,769 and stock based compensation of $541,568.

For the three months ended June 30, 2016, general and administrative costs consisted primarily of management fees of $105,000, consulting fees of $11,250, rent expense of $11,916, accounting fees of $6,000, professional fees of $4,015, transfer agent fees of $2,603 and travel expenses of $6,399.

Net operating loss was $1,005,488 or $0.01 per basic and diluted earnings per share for the three months ended June 30, 2017 compared to $239,367 or $0.01 per share for the three months ended June 30, 2016. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 272,735,459 for the three months ended June 30, 2017 and 189,516,705 for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The Company had no revenues from operations for the six months ended June 30, 2017 and 2016.  We reported net operating losses during the six months ended June 30, 2017 and 2016 of $6,275,481 and $734,007, respectively.

The following table summarizes operating expenses and other income and expenses for the six months ended June 30, 2017 and 2016:

	2017	2016

General and administrative	$5,957,152	$437,343
Research and development	337,932	259,671
Depreciation and amortization	198	198
(Gain) Loss on derivative	(10,396)	25,065
Interest (income) expense	(9,405)	11,730

For the six months ended June 30, 2017, general and administrative costs consisted primarily of management fees of $276,000, consulting fees of $118,450, rent expense of $17948, accounting fees of $8,700, legal expenses of $110,573, transfer agent of $7,840, professional fees of $12,853, directors and officers insurance of $14,427, meals and travel of $29,065 and stock based compensation of $5,238,938.

For the six months ended June 30, 2016, general and administrative costs consisted primarily of management fees of $242,000, consulting fees of $98,500, rent expense of $19,502, accounting fees of $6,000, legal expenses of $32,623, telephone of $4,104, transfer agent of $4,515 and travel of $7,293.

Net operating loss was $6,275,481 or $0.02 per basic and diluted earnings per share for the six months ended June 30, 2017 compared to $734,007 or $0.01 per share for the six months ended June 30, 2016. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 271,206,915 for the six months ended June 30, 2017 and 186,441,276 for the six months ended June 30, 2016.

Liquidity and Capital Resources

Our cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table for the six months ended June 30:

(thousands)	2017	2016
Cash provided by (used for):
Operating activities	$(1,062,160)	$(497,082)
Investing activities	0	0
Financing activities	1,572,307	600,171

Increase in cash	$510,147	$103,089

Our financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  Our general business strategy is to first seek capital to construct the first portable GTL Unit and then explore and research its existing mining lease properties.  As shown in the accompanying condensed consolidated financial statements, we sustained a net operating loss of $6,275,481 for the six months ended June 30, 2017 and have a cumulative deficit of $20,751,686 at June 30, 2017. Although we have managed our liquidity during the six months ended June 30, 2017 through the sale of common stock, shareholder advances and notes payable, our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

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

We project that approximately $52 million of capital will be needed for all aspects of our business development. We project a need of $48 million to build the first portable GTL Unit, $500,000 for our mining exploration plan, and $3,500,000 for general and administration.   Further, until there is a fuller assessment of the mining property, we cannot determine the capital requirements and our operating budgets, if it is decided to pursue full exploration and development. We also will be subject to environmental expenses in connection with these activities.  We will also have the expense of maintaining and defending any patents obtained, our claims, and seeking further patents and claims to be able to garner enough area to make our operations more viable, once we have shown appropriate mineral deposits present in our claims, if at all.  After building the first GTL Unit and determining the commercial feasibility of the mining claims, we will need substantial capital to build additional GTL Units, develop the mining claims, acquire plant and equipment and hire personnel.

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

Commitments

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements were for a term of 5 years ending May 31, 2016.  During the six months ended June 30, 2016, the Company expensed a total of $150,000 in expense and accrual as management fees in accordance with the terms of these agreements.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his annual pay to $180,000.  On March 31, 2015, accrual on the Greenway chairman of the board agreement was ceased due to his absence from the company for more than a year. During the six months ended June 30, 2017 and 2016, the Company expensed a total of $90,000 in expense and accrual, respectively.

Leases

In October 2015, the Company entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the six months ended June 30, 2017 and 2016, the Company expensed $17,948 and $19,053, respectively, in rent expense.

Mining Leases

Our minimum commitment for 2017 is approximately $11,000 in annual maintenance fees, which are due September 1, 2017.  Once the Company enters the production phase, royalties owed to the BLM are equal to 10% of production.

Financing

Our financing has been provided by advances from shareholders and by issuing shares of its common stock in various private placements to related parties and individuals.

Off-Balance Sheet Arrangements

As of June 30, 2017, there were no off-balance sheet arrangements, unconsolidated subsidiaries and commitments or guaranties of other parties.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of $6.3million for the six-month period ended June 30, 2017 and has a deficit of $21 million at June 30, 2017. Our financial statements include a statement that unless, we obtain financing or generate revenues, there is substantial doubt that we will be able to continue as a going concern.  We do not have any current firm prospects for obtaining financing. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms and timely manner, if at all.  The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

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

We believe that the effect of inflation has not been material during the six-months ended June 30, 2017.

Critical Accounting Policies and Estimates

Our critical accounting policies are identified in our Annual Form 10-K filed on April 17 2017 in Management’s Discussion and Analysis of Financial Condition and Results of Operations   under the heading “Critical Accounting Policies.” There were no significant changes to our critical accounting policies during the six months ended June 30, 2017.

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

In June 2017, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO II) of the Treadway Commission.  Based upon this assessment, we determined that our internal control over financial reporting are ineffective.

The  matters  involving  internal  controls  and  procedures  that our management considers to be material weaknesses under COSO II and SEC rules are: (1) lack of a functioning  audit committee and lack of independent  directors on our board of  directors,  resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) inadequate segregation of  duties consistent with control objectives; (3) insufficient written policies and procedures for accounting  and financial reporting with respect to the requirements  and application of US GAAP and SEC disclosure requirements;  and (4) ineffective controls over period end financial disclosure and reporting  processes.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2017 who communicated the matters to our management and board of directors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended June 30, 2017, the Company issued 4,859,585 shares of restricted common stock to 31 individuals through private placements for cash of $924,500 at average price of $0.19 per share.

During the three-month period ended June 30, 2017, the Company issued 1,541,666 shares of restricted common stock for consulting services of $327,500 at average price of $0.21 per share.

Subsequent to June 30, 2017, the Company sold 52,631shares of class A restricted common stock to 2 individuals for $5,263 ($0.10 per share).

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

GREENWAY TECHNOLOGIES, INC.

Date: August 14, 2017	By:	/s/ D. Patrick Six
Its: President and Principal Accounting Officer

