Form 10-Q/A
period 2017-06-30
GREENWAY TECHNOLOGIES INC
filed 2017-09-21
CIK 1572386

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________________________

FORM 10-Q/A
Amendment No. 1

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2017

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-55030

_____________________________________

GREENWAY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	90-0893594 (I.R.S. Employer Identification Number)
8851 Camp Bowie West Boulevard, Suite 240 Fort Worth, Texas (Address of principal executive offices)	76116 (Zip Code)
(817) 346-6900 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At August 5, 2017, the registrant had outstanding 275,484,754 shares of our Class A common stock and 126,938 shares of Class B common stock.

Table of Contents

Part I – Financial Information.

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II- Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

EXPLANATORY NOTE

On August 14, 2017, we filed with the Securities and Exchange Commission our Current Report on Form 10-Q with respect to our second quarter results of operations. However, in the filing on August 14, 2017, we failed to include certain information as required by the rules of the Commission. This Amendment No. 1 to our Current Report on Form 10-Q is being filed to provide the required information that was omitted from our Current Report on Form 10-Q filed on August 14, 2017.

The filing of this Form 10-Q/A, Amendment No. 1, is not an admission that our Form 10-Q filed on August 14, 2017, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Current Report on Form 10-Q filed on August 14, 2017. We have not updated the disclosures in this Form 10-Q/A, Amendment No. 1, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

In the interest of clarity, we have decided to file this Form 10-Q/A, Amendment No. 1, in its entirety.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current Assets
Cash	$578,111	$67,964
Prepaid insurance	0	13,476
Total Current Assets	578,111	81,440
Fixed assets
Property & equipment	4,015	4,015
Less depreciation	3,865	3,666
	150	349
Other Assets	20,000	5,000
Total Assets	$598,261	$86,789
Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$52,522	$86,518
Stockholder advances	0	59,690
Accrued management fees	1,829,102	1,916,602
Accrued expenses	250,024	250,522
Note payable	8,500	13,500
Convertible note payable, net of discounts of $0 and $13,647	0	120,753
Derivative liability – warrants	71,759	56,057
Total Current Liabilities	2,211,907	2,503,642
Total Liabilities	2,211,907	2,503,642
Commitments and contingencies
Stockholders’ Deficit
Common Class B stock, 20,000,000 shares authorized, par value $0.0001,
126,938 issued and outstanding at June 30, 2017 and
December 31, 2016	13	13
Common Class A stock 300,000,000 shares authorized, par value $0.0001,
275,432,123 and 231,118,372 issued and outstanding at
June 30, 2017 and December 31, 2016, respectively	27,545	23,114
Additional paid-in capital	19,110,482	12,036,225
Accumulated deficit	(20,751,686)	(14,476,205)
Total Stockholders’ Deficit	(1,613,646)	(2,416,853)
Total Liabilities & Stockholders’ Deficit	$598,261	$86,789

See the accompanying notes to condensed consolidated financial statements.

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

See the accompanying notes to condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows - Unaudited

For the six months ended June 30, 2017 and 2016

	2017	2016
Cash Flows from Operating Activities
Net Loss from operations	$(6,275,481)	$(734,007)

Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation	198	198
Stock based compensation	5,326,244	40,480
Loss on derivative	10,396	25,065
Changes in operating assets and liabilities:
Prepaid insurance	13,476	0
Accounts payable	(33,996)	(39,513)
Accrued management fees	(87,500)	134,985
Advances	(15,000)	0
Derivative liability	0	51,826
Accrued expenses	(498)	23,884

Net Cash Used in Operating Activities	(1,062,160)	(497,082)

Cash Flows from Investing Activities	0	0

Cash Flows from Financing Activities
Repayments of shareholder advances	(59,690)	(23,087)
(Payments on) proceeds from - note payable	(5,000)	36,000
(Decrease) Increase in convertible notes payable	(120,753)	224,000
Proceeds from sale of common stock	1,757,750	380,000
Shareholder advances converted to stock	0	51,501
Debt issue costs	0	(68,243)
Net Cash Provided by Financing Activities	1,572,307	600,171

Net Increase in Cash	510,147	103,089
Cash Beginning of Period	67,964	0
Cash End of Period	$578,111	$103,089

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$0	$0
Cash Paid during the period for taxes	$0	$0
Conversion of shareholder advances to common stock	$0	$51,501

The accompanying notes are an integral part of these condensed financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Greenway Technologies, Inc. (“ Greenway Technologies,” “GTI,” or the “Company”) was organized on March 13, 2002, under the laws of the State of Texas as Dynalyst Manufacturing Corporation.  On August 18, 2009, in connection with a merger with Universal Media Corporation, a privately held Nevada company, the Company changed its name to Universal Media Corporation (“Universal Media”).  The Company changed its name to UMED Holdings, Inc. on March 23, 2011, and to Greenway Technologies, Inc. on June 23, 2017.

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

In September 2010, the Company acquired 1,440 acres of placer mining claims on Bureau of Land Management land in Mohave County, Arizona. See discussion in Note 3.  Due to the Company not producing any revenues from its BLM mining leases since its acquisition of the leases, achieving a position of producing cash flow levels to fund the development of its BLM mining leases in December 2010 and not having current resources for an appraisal, we recognized an impairment charge of $100,000 during the year ended December 31, 2014.

In August 2012, the Company acquired 100% of Greenway Innovative Energy, Inc. (sometimes, “GIE”) which owns patents and trade secrets for a proprietary process and related technology to convert natural gas into synthesis gas (syngas). Syngas is an important intermediate gas used by industry in the production of ammonia, methane, liquid fuels, and other downstream products. The Company’s unique process is called Fractional Thermal Oxidation™ (FTO). When combined with Greenway Technologies’ Fischer-Tropsch (FT) system, we offer a new economical, relatively small scale (125 to 2,475 bbls/day) method of converting gas-to-liquids (GTL) that can be located in field locations where needed.

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions were eliminated in consolidation.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of approximately $6.3 million for the six-month period ended June 30, 2017, and has a working capital deficiency of approximately $1.7 million and an accumulated deficit of approximately $21 million at June 30, 2017. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

The Company is in discussions with several oil and gas companies and other organizations regarding joint venture funding for its first gas-to-liquids (GTL) plant using the Company’s unique GTL system. Should an agreement be made, the joint venture relationship will provide funding at a level of $20M to $50M with an ongoing profit-sharing arrangement between the Company and the partner organizations and/or individuals with an economic profile previously not achievable in the GTL industry segment. While there are no assurances that financing for the first plant will be obtained on acceptable terms and in a timely manner, the failure to obtain the necessary working capital may cause the Company to move in one or more alternate directions to shepherd this revolutionary GTL system into production. Several alternate paths are under consideration in conjunction with the joint venture/profit sharing approach.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the presentation of the condensed consolidated financial statements are as follows:

Property and Equipment

Property and equipment is recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold, are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale or salvage value are recorded as a gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:

Straight Line Depreciation = (Purchase Price of Asset - Approximate Salvage Value) ÷ Estimated Useful Life of Asset.

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

Revenue Recognition

The Company has not, to date, generated any revenues.  The Company plans to recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company’s financial position and results of operations was not significant.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2017, or December 31, 2016.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Open tax years, subject to IRS examination include 2013 – 2016.

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

Fair Value of Financial Instruments

Effective January 1, 2008, fair value measurements are determined by the Company’s adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities, as permitted. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

 Level 1 – Valuation based on unadjusted quoted market prices in active markets for identical assets or liabilities.

Level 2 – Valuation based on, observable inputs (other than level one prices), quoted market prices for similar assets such as at the measurement date; quoted prices in the market that are not active; or other inputs that are observable, either directly or indirectly.

Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount (“OID”).  An OID is the difference between the original cash proceeds and the amount of the note upon maturity. The Note is originally recorded for the total amount payable. The OID is amortized into interest expense pro-rata over the term of the Note.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The valuation of the Company’s notes recorded at fair value is determined using Level 3 inputs, which consider (i) time value, (ii) current market and (iii) contractual prices.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, receivables, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2017:

Description	Level 1	Level 2	Level 3
Derivative Liabilities	$	$0	$71,759

The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

The change in the notes payable at fair value for the six-month period ended June 30, 2017, is as follows:

	Fair Value	Change in	New		Fair Value
	January 1, 2017	Fair Value	Convertible Notes	Conversions	June 30, 2017

Derivative Liabilities	$56,057	$15,702	$0	$0	$71,759

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

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	June 30, 2017	December 31, 2016
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(3,865)	(3,666)
		$150	$349

Depreciation expense for the period ended		$199

NOTE 5 – TERM NOTES PAYABLE

Term notes payable consisted of the following at June 30, 2017, and December 31, 2016:

	2017	2016

Unsecured note payable dated March 8, 2016, to an individual
at 5.0% interest, payable upon the Company’s availability of cash	$8,500	$13,500

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

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

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $224,000 based on the Black-Scholes Model. The discount related to the beneficial conversion feature ($51,829) was amortized over the term of the debt (10 months).  For the six months ended June 30, 2017, the Company recognized interest expense of $9,327 related to the amortization of the discount.

In connection with the issuance of the $224,000 note, the Company recorded debt issue cost and discount as follows:

•	$20,000 original issue discount and $4,000 debt issue cost, which was amortized over 10 months, with amortization of $3,600 for six months ended June 30, 2017.
•	The convertible promissory note was paid in full on March 10, 2017, reducing the embedded derivative for the 2016 beneficial conversion right to zero at June 30, 2017.

September 2014 Convertible Note

In connection with the issuance of a $158,000 convertible promissory note in 2014, the Company issued warrants to purchase shares of common stock.

•	Warrants – recorded at fair value ($79,537) upon issuance, and marked -to-market on the balance sheet at $71,759 as of June 30 2017, and $20,820 as of December 31, 2016, which was computed as follows:
Commitment Date
Expected dividends	0%
Expected volatility	188%
Expected term: conversion feature	2.25 years
Risk free interest rate	0.62%

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2017, and December 31, 2016:

	2017	2016

Accrued consulting fees	$249,500	$249,500
Accrued interest expense	524	1,022
Total accrued expenses	$250,024	$250,522

NOTE 8– CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of class A common stock with a par value of $0.0001 per share and 20,000,000 shares of class B common with a par value of $0.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Class A Common Stock

At June 30, 2017, there were 275,432,123 shares of class A common stock issued and outstanding.

During the three-month period ended June 30, 2017, the Company issued 4,859,585 shares of restricted common stock to 31 individuals through private placements for cash of $924,500 at an average price of $0.19 per share.

During the three-month period ended June 30, 2017, the Company issued 1,541,666 shares of restricted common stock for consulting services of $327,500 at an average price of $0.21 per share.

All of our unregistered securities were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act.

Class B Common Stock

At June 30, 2017, there were 126,938 shares of class B common stock issued and outstanding. Each class B share is convertible, at the option of the class B shareholder, into one share of class A common stock.

Stock options, warrants and other rights

At June 30, 2017, the Company has not adopted any employee stock option plans.

On October 1, 2015, the Company issued 4,000,000 warrants for legal work. The warrants are exercisable at $0.20 per share for a period of five years from the date of issue. The Company valued the warrants as of December 31, 2015, at $386,549 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 189%, expected conversion term of 4.75 years and risk-free interest rate of 1.75%.

On February 3, 2017, the Company issued 6,000,000 warrants (4,000,000 at $0.35 for two years and 2,000,000 at $0.45 for three years) as part of a separation agreement with a co-founder and former president. The Company valued the warrants as of March 31, 2017, at $639,284 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 787%, expected conversion term of two and three years and risk-free interest rate of 1.75%.

NOTE 9 - RELATED PARTY TRANSACTIONS

Shareholders have made advances to the Company in the amounts of $0 and $129,374 (Kevin Jones $109,374 and Tunstall Canyon Group LLC $20,000) during the six months ended June 30, 2017, and 2016, respectively.  Tunstall Canyon Group, LLC elected to convert advances of $0 and $51,500 to shares of common stock at market value ($0.08 per share) and Kevin Jones received repayments of $59,690 and $101,000 during the six months ended June 30, 2017, and 2016, respectively.

NOTE 10 – INCOME TAXES

At June 30, 2017, and December 31, 2016, the Company had approximately $2.3 million and $1.9 million, respectively, of net operating losses (“NOL”) carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2033.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the six months ended June 30, 2017, and the year ended December 31, 2016:

	2017	2016

Current	$0	$0
Deferred	0	0
Total tax provision	$0	$0

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the six months ended June 30, 2017, and the year ended December 31, 2016, the Company’s effective rate is as follows:

	2017	2016

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(0.0)	(0.0)
Permanent differences and other including surtax exemption	0.0	0.0
Valuation allowance	34.0	34.0
Effective tax rate	0.0%	0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at June 30, 2017, and December 31, 2016:

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

The change in the valuation allowance was $6,275,481 and $2,018,074 for the six months ended June 30, 2017, and the year ended December 31, 2016, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $20,751,686 and $14,476,205 at June 30, 2017, and December 31, 2016, respectively.

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

NOTE 11 – COMMITMENTS

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements were for a term of five years (ending on May, 31, 2016).  During the six months ended June 30, 2016, the Company accrued a total of $150,000 as management fees in accordance with the terms of these agreements.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of five years with compensation of $90,000 per year. In June 2014, the president’s employment agreement was amended to increase his annual pay to $180,000.  On April 30, 2015, accrual on the Greenway Innovative Energy chairman of the board agreement ceased due to his absence from the Company for more than a year. During the six months ended June 30, 2017, and 2016, the Company accrued $90,000, respectively for the president.

The Company does not have any other employment agreements, other than as described above.

Leases

In October 2015, the Company entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the six months ended June 30, 2017, and 2016, respectively, the Company expensed $17,948 and $19,052, respectively, in, rent expense.

The Company has a minimum commitment for 2017 of approximately $11,160 in annual maintenance fees for its United States Bureau of Land Management (“BLM”) mining lease, which are due September 1, 2017.  Once the Company enters the production phase, royalties owed to the BLM will be equal to 10% of production. There is no actual lease agreement with the BLM, the Company just files an annual maintenance fee form.

Legal

On April 22, 2016, the Company filed suit under Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison for breach of a Stock Purchase Agreement dated October 29, 2015, wherein we sold our shares in Mamaki to HBI for $700,000 (along with the assumption of certain debt). The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015, and January 27, 2016. On January 13, 2017, we executed a Settlement and Mutual Release Agreement with the Defendants. However, the Defendants defaulted in their payment obligations under Settlement and Mutual Release Agreement, and as result, the Company will move for Summary Judgment as soon as possible.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to June 30, 2017, we sold 52,631 shares of our class A restricted common stock to one individual for $5,263 ($0.10 per share).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-Q.

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources, should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report, which have been prepared assuming that we will continue as a going concern, and in conjunction with our Annual Form 10-K filed on April 14, 2017. As discussed in Note 2 to the condensed consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the condensed consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “UMED” and “Greenway Technologies,” all refer to Greenway Technologies, Inc, as of the date of this report.

Overview

UMED Holdings, Inc. (“UMED”) was originally incorporated as Dynalyst Manufacturing Corporation (“Dynalyst”) under the laws of the State of Texas on March 13, 2002.

In connection with the merger with Universal Media Corporation (“UMC”), a Nevada corporation, on August 17, 2009, we changed our name to Universal Media Corporation. The transaction was accounted for as a reverse merger, and Universal Media Corporation was the acquiring company on the basis that Universal Media Corporation’s senior management became the entire senior management of the merged entity and there was a change of control of Dynalyst. The transaction was accounted for as recapitalization of Dyanlyst’s capital structure. In connection with the merger, Dynalyst issued 57,500,000 restricted common shares to the shareholders of Universal Media Corporation for 100% of Universal Media Corporation.

On August 18, 2009, Dynalyst approved the amendment of its Articles of Incorporation and filed with the Texas Secretary of State an amendment to change our name to Universal Media Corporation and approved the increase in authorized shares to 300,000,000 shares of common A stock, par value $0.0001 and 20,000,000 shares of common B, par value $0.0001.

On March 23, 2011, Universal Media Corporation approved the amendment of its Articles of Incorporation and filed with the Texas Secretary of State an amendment to change our name to UMED Holdings, Inc.

On June 22, 2017, UMED Holdings, Inc. approved the amendment of our certificate of formation and filed on June 23, 2017, with the Texas Secretary of State an amendment to change our name to Greenway Technologies, Inc.

Greenway Technologies is a holding company with present interests in energy and mining. We have our corporate offices at 8851 Camp Bowie West, Suite 240, Fort Worth, Texas 76116, consisting of approximately 1,800 square feet. Our wholly-owned subsidiary, GIE, has offices at 1521 North Cooper Street, Suite 207, Arlington, Texas 76011.

We will be unable to pay our obligations in the normal course of business or service our debt in a timely manner throughout 2017 without raising additional debt or equity capital. There can be no assurance that additional debt or equity capital will be raised.

Greenway Technologies is currently evaluating strategic alternatives that include the following: (i) raising of capital, or (ii) issuance of debt instruments. This process is ongoing and can be lengthy and has inherent costs. There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate our 12 month working capital needs or result in any other transaction.

Greenway Technologies currently has a need of approximately $130,000 per month to sustain operations and pay the University of Texas at Arlington (UTA) Sponsored Research Agreements until the first gas to liquids (“GTL”) Unit is completed.

Energy Interest

In August 2012, Greenway Technologies (formerly, UMED) acquired 100% of Greenway Innovative Energy, Inc. which owns patents and trade secrets for a proprietary technology to convert natural gas into synthesis gas (syngas). Based on a new, breakthrough process called Fractional Thermal Oxidation™ (FTO), Greenway Technologies’ G-Reformer™, combined with  a Fischer-Tropsch process, offers an economical and scalable method to converting natural gas to liquid fuel.

On June 26, 2017, Greenway Technologies, in conjunction with UTA, announced that it had successfully demonstrated its GTL technology at the Conrad Greer Laboratory at UTA proving the viability of the GTL system. Greenway Technologies now plans to commercialize the system and related technology and is in discussions with several oil and gas companies, and other individuals and organizations regarding joint venture funding for its first gas-to-liquids (GTL) plant using our proprietary processes. Should an agreement be made, the joint venture relationship will provide funding at a level of $20M to $50M with an ongoing profit-sharing arrangement between Greenway Technologies and the partner.

 Greenway Technologies’ technology is unique in that it allows for plants with a smaller footprint, versus legacy large-scale technologies, combined with lower up-front and ongoing costs.

One of several important applications for our technology is the harvesting of stranded natural gas. There is an abundance of stranded natural gas located throughout the United States with no practical way to transfer the gas to existing distribution systems for sale. This valuable energy resource sits untapped, unused, or more harmfully, is vented to the atmosphere. Greenway Technologies’ technology allows this valuable energy resource to be harvested and monetized.

Greenway Technologies’ breakthrough patented GTL system offers a solution to this energy challenge. Our system allows for relatively small by comparison, scalable plants to be deployed at geographically dispersed locations to convert natural gas into synthetic fuel that is transportable and can be sold directly to markets without the need for additional processing at a refinery.

Our research has been centered on developing a portable production-scale FT system (“the Portable Technology”) to accommodate the needs of smaller gas plays that are increasingly beginning to characterize natural gas production within the United Stated and elsewhere. We are currently seeking funding of $20M to $50M to build the initial GTL unit.

Since March 1, 2016, we have raised approximately $1,500,000 and have built a small-scaled prototype unit at UTA in conjunction with a sponsored research agreement.

Mining Interest

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims in Mohave County, Arizona for 5,066,000 shares of our restricted common stock. Early indications, from samples taken and processed, provides reason to believe that the potential recovery value of the metals located on the 1,440 acres is significant, but actual mining and processing will determine the ultimate value which may be realized. Funding of $500,000 is being sought to begin certified assaying, to determine the viability of continued development of the mining claims.

Going Concern

As of June 30, 2017, the registrant had an accumulated deficit during development stage of $20,751,686. During the three months ended June 30, 2017, the registrant used net cash of $562,898 for operating activities. These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

While the registrant is attempting to commence operations and generate revenues, the registrant’s cash position may not be significant enough to support the registrant’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the registrant to continue as a going concern. While the registrant believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the registrant to continue as a going concern is dependent upon the registrant’s ability to further implement its business plan and generate revenues.

Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016.

Revenues. During the three months ended June 30, 2017, and 2016, the registrant had no revenues from operations. The registrant is aggressively looking for ways to leverage our technology to develop revenue streams.

Operating Expenses.

Consulting Fees. During the three months ended June 30, 2017, consulting expense increased to $82,950 as compared to $11,250 from the prior year three months ended June 30, 2016. The increase was primarily the result of more cash paid and more stock being issued to consultants for services rendered to the registrant.

Officer Compensation. During the three months ended June 30, 2017, officer compensation decreased to $101,000 as compared to $105,000 from the prior year three months ended June 30, 2016. Officer compensation decreased due to expiration of executive employment agreements expiring in May 2016.

 Professional Fees. During the three months ended June 30, 2017, professional fees increased to $2,813 as compared to $2,603 from the prior year three months ended June 30, 2016. Professional fees increased because of an increase in filing fees and press releases.

Operating Expenses. During the three months ended June 30, 2017, operating expenses increased to $1,069,145 as compared to $242,785 from the prior year three months ended June 30, 2016. The increase was due primarily to research and development costs of $160,274 in the three months ended June 30, 2017, compared to $94,836 in the three months ended June 30, 2016. Stock based compensation expense increased to $541,567 in the three months ended June 30, 2017, compared to $0 in the three months ended June 30, 2016. Travel expenses increased to $18,769 in the three months ended June 30, 2017, compared to $6,399 in the three months ended June 30, 2016. Legal expenses increased to $81,224 in the three months ended June 30, 2017, compared to $7,530 in the three months ended June 30, 2016.

Interest Expense. During the three months ended June 30, 2017, interest expense increased to $42,687 as compared to $11,615 from the prior year three months ended June 30, 2016. The increase was primarily due to original issue discount on issued convertible promissory notes. Interest expense accrued pursuant to the outstanding convertible notes stayed fairly constant.

Derivative Adjustment. During the three months ended June 30, 2017, loss on derivative adjustment was $12,841 as compared to $15,033 for the prior year three months ended June 30, 2016. The change was due to the derivative liability calculated using the Black-Scholes Model pursuant to the outstanding convertible note payable and warrants.

Net Loss from Operations. Our net loss from operations increased to $1,005,488 for the three months ended June 30, 2017 compared to $239,367 for the three months ended June 30, 2016. The increase was primarily due to more stock issued for consulting services and increase in research and development cost.

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016.

Revenues. During the six months ended June 30, 2017, and 2016, the registrant had no revenues. The registrant is aggressively looking for ways to leverage our technology to develop revenue streams.

Operating Expenses.

Consulting Fees. During the six months ended June 30, 2017, consulting expense increased to $118,450 as compared to $98,500 from the prior year six months ended June 30, 2016. The increase was primarily the result of consultants added for the Greenway Technologies GTL project.

Officer Compensation. During the six months ended June 30, 2017, officer compensation increased to $276,000 as compared to $242,000 from the prior year six months ended June 30, 2016. Officer compensation increased due to additional payments made to our chief executive office for services rendered.

Professional Fees. During the six months ended June 30, 2017, professional fees increased to $12,853 as compared to $4,514 from the prior year six months ended June 30, 2016. Professional fees increased because of an increase in the fees charged by the OTC Market.

Operating Expenses. During the six months ended June 30, 2017, operating expenses increased to $6,295,282 as compared to $697,212 from the prior year six months ended June 30, 2016. The increase was due primarily to research and development costs of $337,932 in the six months ended June 30, 2017, compared to $259,671 in the six months ended June 30, 2016. Stock based compensation expense increased to $5,238,938 in the six months ended June 30, 2017, compared to $0 in the six months ended June 30, 2016. Travel expenses increased to $29,065 in the six months ended June 30, 2017, compared to $7,293 in the six months ended June 30, 2016. Legal expenses increased to $110,573 in the six months ended June 30, 2017, compared to $32,623 in the six months ended June 30, 2016.

Interest Expense. During the six months ended June 30, 2017, interest expense increased to $(9,405) as compared to $11,730 from the prior year six months ended June 30, 2016. The increase was primarily due to change in derivative values on convertible note and warrants. Interest expense accrued pursuant to the outstanding convertible note stayed fairly constant.

Derivative Adjustment. During the six months ended June 30, 2017, gain on derivative adjustment was $10,396 as compared to loss of $25,065 for the prior year six months ended June 30, 2016. The change was due to the derivative liability calculated using the Black-Scholes Model pursuant to the outstanding convertible note payable and warrants.

Net Loss from Operations. Our net loss from operations increased to $6,275,481 for the six months ended June 30, 2017, compared to $734,007 for the six months ended June 30, 2016. The increase was primarily due to increased stock based compensation.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between June 30, 2017, and December 31, 2016:

	June 30,	December 31,	$	%
	2017	2016	Change	Change

Working Capital
Cash	$578,111	$67,964	$510,147	751%
Total current assets	$578 ,111	$81,440	$496,671	610%
Total assets	$598,251	$86,789	$511,472	589%
Accounts payable and accrued liabilities	$2,131,124	$2,312,310	$(181,186)	(8%)
Notes payable and accrued interest	$9,024	$135,275	$(126,251)	(93%)
Derivative liability	$71,759	$56,057	$15,702	28%
Total current liabilities	$2,211,907	$2,503,642	$(291,735)	(12%)
Total liabilities	$2,211,907	$2,503,642	$(291,735)	(12%)

In the six months ended June 30, 2017, our working capital deficit decreased primarily as a result of an increase in cash of 510,147 decrease in accounts payable and accrued liabilities of $181,186 and a decrease in notes payable and accrued interest of $126,251.

Operating activities

Net cash used for continuing operating activities during the three months ended June 30, 2017, was $(562,898) as compared to $(110,334) for the three months ended June 30, 2016. Non-cash items totaling approximately $442,589 contributing to the net cash used in continuing operating activities for the three months ended June 30, 2017, include:

$546,874 representing the value of stock based compensation, $ (18,148) gain on derivative liability adjustment, $ 6,262 in prepaids to a manufacturer and a lawyer for future legal services,
$ 99 of depreciation, $ (92,498) decrease in accounts payable and accrued expenses

Net cash used for continuing operating activities for the three months ended June 30, 2016, was $110,334. Non-cash items totaling approximately $129,033 contributing to the net cash used in continuing operating activities for the three months ended June 30, 2016, include:

$ 0 representing the value of stock based compensation, $ 15,033 gain on derivative liability adjustment, $ 0 in prepaids to a manufacturer and a lawyer for future legal services,
$ 99 of depreciation, $ (144,165) decrease in accounts payable and accrued expenses

Investing activities

Net cash used in investing activities was $0 for the three months ended June 30, 2017, and 2016.

Financing Activities

Net cash provided by financing activities was $862,810 for the three months ended June 30, 2017, composed of $924, 500 in sales of common stock, $59,690 of repayments of shareholder advances and $2,000 of payments on note payable.

Net cash provided by financing activities was $203,128 for the three months ended June 30, 2016, composed primarily of $135,000 in sales of common stock, $224,000 increase in convertible note, $87,629 of repayments of shareholder advances and $68,243 of debt issue costs.

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher. We will continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results. However, inflation may become a factor in the future.

Commitments

Employment Agreements. In May 2011, UMED entered into employment agreements with its chief executive officer, president and chief financial officer. The Agreements were for a term of five years ending May 31, 2016. During the three months ended March 31, 2016, UMED expensed a total of $90,000 in expense and accrual as management fees in accordance with the terms of these agreements.

In August 2012, UMED entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of five years with compensation of $90,000 per year. In June 2014, the president’s employment agreement was amended to increase his annual pay to $180,000. On March 31, 2015, accrual on the Greenway chairman of the board agreement was ceased due to his absence from the Company for more than a year. During the three months ended March 31, 2017 and 2016, UMED expensed a total of $45,000 in expense and accrual, respectively.

Greenway Technologies does not have any other employment agreements, other than as described above.

Leases. In October 2015, UMED entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the three months ended March 31, 2017 and 2016, we expensed $8,550 and $7,251, respectively, in rent expense.

Mining Interest. In December 2010, UMED acquired from Melek Mining, Inc. and 4HM Partners, LLC the rights to approximately 1,440 acres of placer mining claims in Mohave County, Arizona for 5,066,000 shares of our restricted common stock. Our minimum commitment for 2017 is approximately $11,160 in annual maintenance fees, which are due September 1, 2017, payable to the United States Bureau of Land Management (“BLM”). Once we enter the production phase, royalties owed to the BLM will be are equal to 10% of production. As of the date of this report, the mining claims are not covered by any lease agreement.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition and impairment of long-lived assets.

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Quantitative and Qualitative Disclosures About Market Risk

We conduct all of our transactions, including those with foreign suppliers and customers, in U.S. dollars. We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks. Demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier’s domestic currency to the value of the U.S. dollar. Furthermore, changes in the relative value of the U.S. dollar may change the price of our products relative to the prices of our foreign competitors.

Stock-Based Compensation

We recognize compensation cost for stock-based awards based on the estimated fair value of the award on the date of grant. We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period.

Recently Issued Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the Company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). We adopted this pronouncement for the three months ended June 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the fiscal year 2016.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In June 2017, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control -- Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO II) of the Treadway Commission. Based upon this assessment, we determined that our internal control over financial reporting is ineffective.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO II and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our chief financial officer in connection with the preparation of our financial statements as of June 30, 2017, who communicated the matters to our management and board of directors.

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

 Management’s Remediation Initiatives

Although we are unable to meet the standards under COSO II because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create positions to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Greenway Technologies have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 22, 2016, Greenway Technologies filed suit under Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison for breach of a Stock Purchase Agreement dated October 29, 2015, wherein we sold our shares in Mamaki to HBI for $700,000 (along with the assumption of certain debt). The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016. On January 13, 2017, we executed a Settlement and Mutual Release Agreement with the Defendants. However, the Defendants defaulted in their payment obligations under Settlement and Mutual Release Agreement, and as result, Greenway Technologies will move for Summary Judgment as soon as possible.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Beginning on January 25, 2017, through July 28, 2017, we sold 16,764,716 unregistered shares of our common stock to various investors for $1,763,013. In addition, during the same period, we issued 3,056,666 unregistered shares of our common stock to eight consultants, at a value equal to $524,150, in payment of consulting services, and, we issued 250,000 unregistered shares of our common stock in satisfaction of two legal claims, at a value equal to $27,500. The number of investors, consultants, and legal claimants, totaled 48, including no more than 35 non-accredited investors  as defined in the Securities Act. The proceeds from the sales of our common stock to the various investors were used to pay our general and administrative expenses and the expenses for the development of our GTL technology at The University of Texas at Arlington since January 2017.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

On the dates specified below, we issued unregistered shares of our common stock to various officers and directors of Greenway Technologies, all of whom were accredited investors as defined in the Securities Act:

•	On January 4, 2017, we issued, at a value equal to $1,400,000 , 10,000,000 shares of our class A common stock to D. Patrick Six, our chairman and president, for management services valued at $0.04 per share.

•	On January 4, 2017, we issued, at a value equal to $1,400,000, 10,000,000 shares of our class A common stock to Raymond Wright, our corporate secretary and one of our directors, for management services valued at $0.04 per share.
•	On January 4, 2017, we issued, at a value equal to $490,000, 3,500,000 shares of our class A common stock to Ransom Jones, one of our directors and our former president, for management services valued at $0.04 per share.
•	On January 4, 2017, we issued, at a value equal to $420,000, 3,000,000 shares of our class A common stock to Kevin Jones, one of our directors, for board of director services valued at $0.04 per share.
•	On January 4, 2017, we issued, at a value equal to $420,000, 3,000,000 shares of our class A common stock to Kent Harer, one of our directors, for board of director services valued at $0.04 per share.

All of our unregistered securities described in this Item 2 were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. Each investor took his securities for investment purposes without a view to distribution and had access to information concerning Greenway Technologies and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our securities. Our securities were sold only to accredited or sophisticated investors, as defined in Regulation D with whom we had a direct personal preexisting relationship, and after a thorough discussion. Each certificate contained a restrictive legend as required by the Securities Act. Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

Each purchaser or recipient of our shares, who was not an accredited investor, either alone or with his purchaser representative(s) had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment, or Greenway Technologies reasonably believed immediately prior to making any sale that such purchaser came within this description.

All of the above described investors who received shares of our common were provided with access to our filings with the SEC, including the following:

•	The information contained in our annual report on Form 10-K under the Exchange Act.
•	The information contained in any reports or documents required to be filed by Greenway Technologies under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.
•	A brief description of the securities being offered, and any material changes in our affairs that were not disclosed in the documents furnished.
Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
Exhibit No.	Identification of Exhibit
2.1**	Combination Agreement executed as of August 18, 2009, between Dynalyst Manufacturing Corporation and Universal Media Corporation, filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.1**	Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on March 13, 2002, filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.2**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on June 7, 2006, filed as Exhibit 3.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.3**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on August 28, 2009, changing the corporate name to Universal Media Corporation, filed as Exhibit 3.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.4**	Articles of Amendment of Articles of Incorporation of Universal Media Corporation filed with the Secretary of State of Texas on March 23, 2011, changing the corporate name to UMED Holdings, Inc., filed as Exhibit 3.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.5**	Articles of Amendment of Certificate of Formation of UMED Holdings, Inc. filed with the Secretary of State of Texas on June 23, 2017, changing the corporate name to Greenway Technologies, Inc., filed as Exhibit 3.1 to the registrant’s Form 8-K/A on July 20, 2017, Commission File Number 000-55030.
3.6**	Bylaws of Dynalyst Manufacturing Corporation, filed as Exhibit 3.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.7*	Articles of Incorporation of Greenway Innovative Energy, Inc. filed with the Secretary of State of Nevada on July 6, 2012.
3.8*	Bylaws of Greenway Innovative Energy, Inc.
10.1**	Code of Ethics for Senior Financial Officers, filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.2**	Purchase Agreement dated as of May 1, 2012, between Universal Media Corporation and Mamaki Tea & Extract, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.3**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.4**	Second Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.5**	Purchase Agreement dated August 29th, 2012, between Universal Media Corporation and Greenway Innovative Energy, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.6**	Purchase Agreement dated as of February 23, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.7**	Asset Purchase Agreement dated as of October 2, 2011, between Jet Regulators, L.C., R/T Jet Tech, L.P. and UMED Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.8**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Kevin Bentley, filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.

10.9**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. Randy Moseley, filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.10**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Richard Halden, filed as Exhibit 10.11 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.11**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Raymond Wright, filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.12**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Conrad Greer, filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.13**	Consulting Agreement dated May 27, 2011, between UMED Holdings, Inc. and Jabez Capital Group, LLC, filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.14**	Promissory Note in the amount of $850,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Southwest Capital Funding, Ltd., filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.15**	Modification of Note and Liens effective as of October 1, 2012, between Southwest Capital Funding, Ltd. and Mamaki Tea, Inc., filed as Exhibit 10.16 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.16**	Second Modification of Note and Liens effective as of December 20, 2012, between Southwest Capital Funding, Ltd., Mamaki Tea, Inc., and Mamaki of Hawaii, Inc., filed as Exhibit 10.17 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.17**	Promissory Note in the amount of $150,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Robert R. Romer, filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.18**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.19*	Securities Purchase Agreement dated September 18, 2014, between UMED Holdings, Inc. and Tonaquint, Inc.
10.20*	Promissory Note in the amount of $158,000 dated September 18, 2014, executed by UMED Holdings, Inc. payable to Tonaquint, Inc.
10.21*	Warrant dated September 18, 2014, for $47,400 worth of UMED Holdings, Inc. shares issued to Tonaquint, Inc.
10.22*	Office Lease Agreement dated October 2015, between UMED Holdings, Inc. and The Atrium Remains the Same, LLC.
10.23*	Warrant dated October 31, 2015, for 4,000,000 shares issued to Norman T. Reynolds, Esq.
10.24*	Promissory Note in the amount of $36,000 dated March 8, 2016, executed by UMED Holdings, Inc. payable to Peter C. Wilson.
10.25*	Convertible Promissory Note in the amount of $224,000 dated May 4, 2016, executed by UMED Holdings, Inc. payable to Tonaquint, Inc.
10.26*	Severance and Release Agreement by and between UMED Holdings, Inc. and Randy Moseley dated November 11, 2016.
10.27*	Settlement and Mutual Release Agreement dated January 13, 2017, executed by UMED Holdings, Inc. in connection with Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison.
10.28*	Warrant dated February 1, 2017, for 2,000,000 shares issued to Richard J. Halden.
10.29*	Warrant dated February 1, 2017, for 4,000,000 shares issued to Richard J. Halden.
10.30*	Severance and Release Agreement by and between UMED Holdings, Inc. and Richard Halden dated February 1, 2017.
10.31*	Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, LLC, and UMED Holdings, Inc.

31.1*	Certification of D. Patrick Six, Chief Executive Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of D. Patrick Six, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of D. Patrick Six, Chief Executive Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of D. Patrick Six, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

*       Filed herewith.

**       Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: September 20, 2017.

By /s/ D. Patrick Six

D. Patrick Six, Chief Executive Officer

By /s/ D. Patrick Six

D. Patrick Six, Chief Financial Officer and

Principal Accounting Officer

