Form 10-Q
period 2017-09-30
GREENWAY TECHNOLOGIES INC
filed 2017-11-20
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 5, 2017, the registrant had outstanding 280,052,004 shares of our Class A common stock and 126,938 shares of Class B common stock.

1

Table of Contents

Part I – Financial Information.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current Assets
Cash	$166,335	$67,964
Prepaid insurance	0	13,476
Total Current Assets	166,335	81,440
Fixed assets
Property & equipment	4,015	4,015
Less depreciation	3,964	3,666
	51	349
Other Assets	20,000	5,000
Total Assets	$186,386	$86,789
Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$109,040	$86,518
Stockholder advances	0	59,690
Accrued management fees	1,764,102	1,916,602
Accrued expenses	639,144	250,522
Note payable	5,500	13,500
Convertible note payable, net of discounts of $0 and $13,647	0	120,753
Derivative liability – warrants	47,149	56,057
Total Current Liabilities	2,564,935	2,503,642
Total Liabilities	2,564,935	2,503,642
Commitments and contingencies
Stockholders’ Deficit
Common Class B stock, 20,000,000 shares authorized, par value $0.0001,
126,938 issued and outstanding at September 30, 2017 and
December 31, 2016	13	13
Common Class A stock 300,000,000 shares authorized, par value $0.0001,
278,252,004 and 231,118,372 issued and outstanding at
September 30, 2017 and December 31, 2016, respectively	27,827	23,114
Additional paid-in capital	19,709,500	12,036,225
Accumulated deficit	(22,051,381)	(14,476,205)
Treasury shares, 860,110 shares at cost	(64,508)	0
Total Stockholders’ Deficit	(2,378,549)	(2,416,853)
Total Liabilities & Stockholders’ Deficit	$186,386	$86,789

See the accompanying notes to unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations – Unaudited

For the three and nine-months ended September 30, 2017 and 2016

	Three-months Ended September 30,		Nine-months Ended September 30,
	2017	2016	2017	2016

Sales	$0	$0	$0	$0

Expenses
General and administrative	1,089,635	305,941	7,046,787	743,284
Research and development	183,512	358,336	521,444	618,007
Depreciation	99	99	297	297
Total Expense	1,273,246	664,376	7,568,528	1,361,588

Operating loss	(1,273,246)	(664,376)	(7,568,528)	(1,361,588)

Other income (expenses)
Gain (loss) on derivative	(26,329)	(204,445)	(15,933)	(229,510)
Interest (expense) income	(120)	(28,749)	9,285	(40,479)
Total other income (expense)	(26,449)	(233,194)	(6,648)	(269,989)

Loss before income taxes	(1,299,695)	(897,570)	(7,575,176)	(1,631,577)
Provision for income taxes	0	0	0	0
Net loss	$(1,299,695)	$(897,570)	$(7,575,176)	$(1,631,577)

Net loss per share;
Basic and diluted net income
loss per share	$(0.00)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares
Outstanding;
Basic and diluted	275,892,004	199,077,102	269,789,181	196,444,816

See the accompanying notes to unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows - Unaudited

For the nine-months ended September 30, 2017 and 2016

	2017	2016
Cash Flows from Operating Activities
Net Loss from operations	$(7,575,176)	$(1,631,577)

Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation	298	297
Stock based compensation	5,320,938	41,280
Loss on derivative	(8,908)	281,335
Stockholder dispute settlement	390,300	0
Debt issue costs amortized	0	30,322
Changes in operating assets and liabilities:
Prepaid insurance	13,476	(20,691)
Accounts payable	22,522	5,407
Accrued management fees	(152,500)	173,985
Advances	(15,000)	0
Accrued expenses	388,622	29,039

Net Cash Used in Operating Activities	(1,615,428)	(1,090,593)

Cash Flows from Investing Activities Purchase of equipment	0	(58,700)

Cash Flows from Financing Activities
Shareholder advances	0	129,414
Repayments on shareholder advances	(59,690)	(101,000)
Proceeds from - note payable	0	36,000
Repayments on note payable	(8,000)	(5,000)
Proceeds from convertible note payable	0	224,000
Repayments on convertible note payable	(120,753)	0
Proceeds from sale of common stock	1,961,750	1,623,500
Purchase of Treasury shares	(59,508)	0
Debt issue costs	0	(75,826)
Net Cash Provided by Financing Activities	1,713,799	1,831,088

Net Increase in Cash	98,371	681,795
Cash Beginning of Period	67,964	0
Cash End of Period	$166,335	$681,795

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$0	$600
Cash Paid during the period for taxes	$0	$0
Conversion of shareholder advances to common stock	$0	$92,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 1 – ORGANIZATION

Nature of Operations

Greenway Technologies, Inc. (“Greenway Technologies,” “GTI,” or the “Company”) was organized on March 13, 2002, under the laws of the State of Texas as Dynalyst Manufacturing Corporation.  On August 18, 2009, in connection with a merger with Universal Media Corporation, a privately held Nevada company, the Company changed its name to Universal Media Corporation (“Universal Media”).  The Company changed its name to UMED Holdings, Inc. on March 23, 2011, and to Greenway Technologies, Inc. on June 23, 2017.

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

The accompanying condensed consolidated financial statements include the accounts of the following entities.

Name of Entity	%	Entity	Incorporation	Relationship
Greenway Technologies, Inc.		Corporation	Texas	Parent
Universal Media Corporation	100%	Corporation	Wyoming	Subsidiary
Greenway Innovative Energy, Inc.	100%	Corporation	Nevada	Subsidiary
Logistix Technology Systems, Inc.	100%	Corporation	Texas	Subsidiary
6

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of approximately $7.2 million for the nine-month period ended September 30, 2017, and has a working capital deficiency of approximately $2 million and an accumulated deficit of approximately $21.7 million at September 30, 2017. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the presentation of the condensed consolidated financial statements are as follows.

Property and Equipment

Property and equipment is recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold, are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale or salvage value are recorded as a gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the estimated useful life of the assets.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Accounting Standards Codification, ASC Topic 360, Property, Plant and Equipment.  An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate.  If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

Revenue Recognition

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company will adopt the guidance on January 1, 2018 and apply the cumulative catch-up transition method. The transition adjustment to be recorded to stockholders’ equity upon adoption of the new standard is not expected to be material.

The Company has not, to date, generated any revenues.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents.  There were no cash equivalents at September 30, 2017, or December 31, 2016.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants (10,641,489) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

See Note 6 below for discussion regarding convertible notes payable and warrants.

Fair Value of Financial Instruments

Effective January 1, 2008, fair value measurements are determined by the Company’s adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities, as permitted. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three levels as follows:

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2017:

Description	Level 1	Level 2	Level 3
Derivative Liabilities	$0	$0	$47,149

The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

The change in the notes payable at fair value for the nine-month period ended September 30, 2017, is as follows:

	Fair Value	Change in	New		Fair Value
	January 1, 2017	Fair Value	Convertible Notes	Conversions	September 30, 2017

Derivative Liabilities	$(56,057)	$8,908	$0	$0	$(47,149)

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense in the accompanying condensed consolidated financial statements.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

At September 30, 2017, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions.  At times, such deposits may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $521,444 and $618,007 during the nine-months ended September 30, 2017 and 2016, respectively.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at market values.

Impact of New Accounting Standards

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company will adopt the guidance on January 1, 2019 and apply the cumulative catch-up transition method. The transition adjustment to be recorded to stockholders’ equity upon adoption of the new standard is not expected to be material.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	September 30, 2017	December 31, 2016
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(3,964)	(3,666)
		$51	$349

Depreciation expense for the periods ended September 30, 2017, and 2016		$298

NOTE 5 – TERM NOTES PAYABLE

Term notes payable consisted of the following at September 30, 2017, and December 31, 2016:

	2017	2016

Unsecured note payable dated March 8, 2016, to an individual
at 5.0% interest, payable upon the Company’s availability of cash	$5,500	$13,500

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

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $224,000 based on the Black-Scholes Model. The discount related to the beneficial conversion feature ($51,829) was amortized over the term of the debt (10 months).  For the nine-months ended September 30, 2017, the Company recognized interest expense of $9,327 related to the amortization of the discount.

In connection with the issuance of the $224,000 note, the Company recorded debt issue cost and discount as follows:

•	$20,000 original issue discount and $4,000 debt issue cost, which was amortized over 10 months, with amortization of $3,600 for nine-months ended September 30, 2017.

•	The convertible promissory note was paid in full on March 10, 2017, reducing the embedded derivative for the 2016 beneficial conversion right to zero at September 30, 2017.

September 2014 Convertible Note

In connection with the issuance of a $158,000 convertible promissory note in 2014, the Company issued warrants to purchase shares of common stock.

•	Warrants – recorded at fair value ($79,537) upon issuance, and marked -to-market on the balance sheet at $47,149 as of September 30 2017, and $20,820 as of December 31, 2016, which was computed as follows:

Commitment Date
Expected dividends	0%
Expected volatility	119%
Expected term: conversion feature	2 years
Risk free interest rate	1.31%

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2017, and December 31, 2016:

	2017	2016

Accrued consulting fees	$249,500	$249,500
Accrued expense relating to shareholder dispute	330,000	0
Accrued expense for warrant exercise	59,000	0
Accrued interest expense	644	1,022
Total accrued expenses	$639,144	$250,522

NOTE 8– CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of class A common stock with a par value of $0.0001 per share and 20,000,000 shares of class B common with a par value of $0.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Class A Common Stock

At September 30, 2017, there were 278,252,004 shares of class A common stock issued and outstanding.

During the three-month period ended September 30, 2017, the Company issued 2,092,631 shares of restricted common stock to 9 individuals through private placements for cash of $214,000 at an average price of $0.1023 per share.

During the three-month period ended September 30, 2017, the Company canceled 31,250 of treasury shares recorded at $5,000.

During the three-month period ended September 30, 2017, the Company canceled 2,241,500 shares turned back to the Company by shareholders of Mamaki of Hawaii, Inc. and were recorded at par value of $0.0001 per share.

During the three-month period ended September 30, 2017, the Company issued 3,000,000 shares of restricted common stock to a shareholder to settle a dispute and valued the shares $390,300.

All of our unregistered securities were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act.

Treasury Shares

During the three-month period ended September 30, 2017, the Company repurchased 31,250 shares of common stock for $5,000. These shares were canceled on August 11, 2017.

During the three-month period ended September 30, 2017, the Company repurchased 860,110 shares of common stock for $64,508. These shares were carried as treasury shares at September 30, 2017.

Class B Common Stock

At September 30, 2017, there were 126,938 shares of class B common stock issued and outstanding. Class B shares have no voting rights. Each class B share is convertible, at the option of the class B shareholder, into one share of class A common stock.

Stock options, warrants and other rights

At September 30, 2017, the Company has not adopted any employee stock option plans.

On October 31, 2015, the Company issued 4,000,000 warrants for legal work. The warrants are exercisable at $0.20 per share for a period of five years from the date of issue. The Company valued the warrants as of December 31, 2015, at $386,549 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 189%, expected conversion term of 4.75 years and risk-free interest rate of 1.75%.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Shareholders have made advances to the Company in the amounts of $0 and $129,414 (Kevin Jones $109,414 and Tunstall Canyon Group LLC $20,000) during the nine-months ended September 30, 2017, and 2016, respectively.  Tunstall Canyon Group, LLC elected to convert advances of $0 and $51,500 to shares of common stock at market value ($0.08 per share) and Kevin Jones received repayments of $59,690 and $101,000 during the nine-months ended September 30, 2017, and 2016, respectively.

NOTE 10 – INCOME TAXES

At September 30, 2017, and December 31, 2016, the Company had approximately $8.0 million and $5.6 million, respectively, of net operating losses (“NOL”) carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2034.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the nine-months ended September 30, 2017, and the year ended December 31, 2016:

	2017	2016

Current	$0	$0
Deferred	0	0
Total tax provision	$0	$0

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the nine-months ended September 30, 2017, and the year ended December 31, 2016, the Company’s effective rate is as follows:

	2017	2016

Federal statutory rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(0.0)	(0.0)
Permanent differences and other including surtax exemption	0.0	0.0
Valuation allowance	34.0	34.0
Effective tax rate	0.0%	0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at September 30, 2017, and December 31, 2016:

	2017	2016
Deferred tax assets
Net operating loss carry forwards	$7,964,631	$5,602,576
Deferred compensation	2,379,698	2,570,198
Stock based compensation	10,486,062	5,165,124
Other	1,220,990	1,138,307
Total	22,051,381	14,476,205
Less valuation allowance	(22,051,381)	(14,476,205)
Deferred tax asset	0	0
Deferred tax liabilities
Depreciation and amortization	$0	$0
Net long-term deferred tax asset	$0	$0

The change in the valuation allowance was $7,575,176 and $1,935,510 for the nine-months ended September 30, 2017, and the year ended December 31, 2016, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $22,051,381 and $14,476,205 at September 30, 2017, and December 31, 2016, respectively.

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

NOTE 11 – COMMITMENTS

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements were for a term of five years (ending on May, 31, 2016).  During the nine-months ended September 30, 2016, the Company accrued a total of $150,000 as management fees in accordance with the terms of these agreements.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of five years with compensation of $90,000 per year. In September 2014, the president’s employment agreement was amended to increase his annual pay to $180,000.  On April 30, 2015, accrual on the Greenway Innovative Energy chairman of the board agreement ceased due to his absence from the Company for more than a year. During the nine-months ended September 30, 2017, the Company paid $120,000 and accrued $135,000 for the Greenway Innovative Energy president. During the nine-months ended September 30, 2016, the Company paid $45,000 and accrued $135,000 for the Greenway Innovative Energy president.

In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc., the Company agreed to issue an additional 7,500,000 shares of restricted common stock when the first portable GTL unit is build and becomes operational and is capable of producing 2,000 barrels of diesel or jet fuel per day, and pay Greenway Innovative Energy a 2% royalty on all gross production sales on each unit placed in production.

In October 2015, the Company entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the nine-months ended September 30, 2017, and 2016, respectively, the Company expensed $31,388 and $21,753.

The Company has a minimum commitment for 2017 of approximately $11,160 in annual maintenance fees for its United States Bureau of Land Management (“BLM”) mining lease, which are paid in August 2017.  Once the Company enters the production phase, royalties owed to the BLM will be equal to 10% of production. There is no actual lease agreement with the BLM, the Company files an annual maintenance fee form to hold the claims.

Legal

On April 22, 2016, the Company filed suit under Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison (collectively, the “Defendants”) for breach of a Stock Purchase Agreement dated October 29, 2015, wherein the Company sold its shares in Mamaki to HBI for $700,000 (along with the assumption of certain debt). The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015, and January 27, 2016. On January 13, 2017, the Company executed a Settlement and Mutual Release Agreement with the Defendants. The Defendants subsequently failed to make payments pursuant to the provisions of the Settlement and Mutual Release Agreement. Due to the bankruptcy proceedings with respect to Curtis Borman, further action in the proceeding has been stayed.

On September 14, 2017, In The Third Judicial District Court Of Salt Lake County State Of Utah, Tonaquint, Inc., a Utah Corporation, filed suit against Greenway Technologies, Inc., (F.K.A. UMED Holdings, Inc.), under Case No. 170905756. Pursuant to a Securities Purchase Agreement (the "Purchase Agreement") between Tonaquint, as buyer, and UMED, as seller, Tonaquint acquired a Convertible Promissory Note (the "Note"), issued by UMED, and a Warrant to Purchase Shares of Common Stock (the "Warrant"). The Warrant allegedly provided Tonaquint with "the right to purchase at any time on or after September 18, 2014a number of fully paid and non assessable shares of UMED's common stock equal to $47,400.00 divided by the Market Price (as defined in the Note, as of September 18, 2014, as such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant to Purchase Shares of Common Stock."

Greenway Technologies disputes that it has any obligation to issue shares pursuant to the Warrant. The parties have agreed to mediate the dispute.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to September 30, 2017, we sold 1,800,000 shares of our class A restricted common stock to three individuals for $180,000 ($0.10 per share).

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

Overview

Greenway Technologies, UMED Holdings, Inc. (“Greenway” or “UMED”) was originally incorporated as Dynalyst Manufacturing Corporation (“Dynalyst”) under the laws of the State of Texas on March 13, 2002.

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

Greenway Technologies is a holding company with present interests in energy and mining. We have our corporate offices at 8851 Camp Bowie West, Suite 240, Fort Worth, Texas 76116, consisting of approximately 1,800 square feet. Our wholly-owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”), has offices at 1521 North Cooper Street, Suite 207, Arlington, Texas 76011.

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

Since March 1, 2016, we have raised approximately $3,706,750 and have built a small-scaled prototype unit at UTA in conjunction with a sponsored research agreement.

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

Going Concern

As of September 30, 2017, the registrant had an accumulated deficit during development stage of $22,051,381. During the three-months ended September 30, 2017, the registrant used net cash of $553,268 for operating activities. These factors raise substantial doubt about the registrant’s ability to continue as a going concern.

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

Three-months Ended September 30, 2017, Compared to Three-months Ended September 30, 2016.

Revenues. During the three-months ended September 30, 2017, and 2016, the registrant had no revenues from operations. The registrant is aggressively looking for ways to leverage our technology to develop revenue streams.

Operating Expenses.

Consulting Fees. During the three-months ended September 30, 2017, consulting expense increased to $91,000 as compared to $88,060 from the prior year three-months ended September 30, 2016. The increase was primarily the result of more cash paid for consulting services.

Officer Compensation. During the three-months ended September 30, 2017, officer compensation increased to $105,000 as compared to $75,000 from the prior year three-months ended September 30, 2016. Officer compensation increased due to Greenway Innovative Energy executives beginning to receive salaries of $15,000 per month in 2017.

Professional Fees. During the three-months ended September 30, 2017, professional fees increased to $5,659 as compared to $1,449 from the prior year three-months ended September 30, 2016. Professional fees increased because of an increase in filing fees and press releases.

Operating Expenses. During the three-months ended September 30, 2017, operating expenses increased to $1,273,246 as compared to $664,376 from the prior year three-months ended September 30, 2016. The increase was primarily due to $720,300 recorded as settlements of shareholder disputes in the three-months ended September 30, 2017, compared to $0 in the three-months ended September 30, 2016. Travel expenses increased to $29,023 in the three-months ended September 30, 2017, compared to $18,391 in the three-months ended September 30, 2016. Legal expenses increased to $59,790 in the three-months ended September 30, 2017, compared to $18,764 in the three-months ended September 30, 2016. The decrease in research and development costs of $183,512 in the three-months ended September 30, 2017, compared to $358,336 in the three-months ended September 30, 2016.

Interest Expense. During the three-months ended September 30, 2017, interest expense decreased to $120 as compared to $28,749 from the prior year three-months ended September 30, 2016. The decrease was primarily due to the convertible promissory note being paid in March of 2017, thus no accruals in three-months ended September 30, 2017 for interest expense and amortization of original issue discount and issue costs.

Derivative Adjustment. During the three-months ended September 30, 2017, loss on derivative adjustment was $26,329 as compared to $204,445 for the prior year three-months ended September 30, 2016. The change was due to the convertible note payable being paid in first quarter 2017 and the derivative liability for the three-months ended September 30, 2017 being calculated using the Black-Scholes Model only on the warrants.

Net Loss from Operations. Our net loss from operations increased to $1,299,695 for the three-months ended September 30, 2017 compared to $897,570 for the three-months ended September 30, 2016. The increase was primarily due to increase on settlements on shareholder disputes, decrease in research and development, increase in travel expenses and increase in legal expenses discussed in operating expenses above.

Nine-months Ended September 30, 2017, Compared to Nine-months Ended September 30, 2016.

Revenues. During the nine-months ended September 30, 2017, and 2016, the registrant had no revenues. The registrant is aggressively looking for ways to leverage our technology to develop revenue streams.

Operating Expenses.

Consulting Fees. During the nine-months ended September 30, 2017, consulting expense increased to $209,450 as compared to $199,460 for the nine-months ended September 30, 2016. The increase was primarily the result of consultants added for the Greenway Technologies GTL project.

Officer Compensation. During the nine-months ended September 30, 2017, officer compensation increased to $381,000 as compared to $317,000 for the nine-months ended September 30, 2016. Officer compensation increased due to additional payments made to our chief executive officer, and salary increase for Greenway Innovative Energy executives in 2017.

Professional Fees. During the nine-months ended September 30, 2017, professional fees increased to $18,511 as compared to $5,963 from the prior year nine-months ended September 30, 2016. Professional fees increased because of listing fees charged by the OTC Market.

Operating Expenses. During the nine-months ended September 30, 2017, operating expenses increased to $7,568,528 as compared to $1,361,588 for the nine-months ended September 30, 2016. The increase was due primarily increase of stock based compensation to $5,320,938 for the nine-months ended September 30, 2017, compared to $0 for the nine-months ended September 30, 2016 and $720,300 recorded as settlements of shareholder disputes in the three-months ended September 30, 2017, compared to $0 in the three-months ended September 30, 2016. Travel expenses increased to $46,997 in the nine-months ended September 30, 2017, compared to $23,139 in the nine-months ended September 30, 2016. Legal expenses increased to $131,827 in the nine-months ended September 30, 2017, compared to $51,386 in the nine-months ended September 30, 2016. Research and development costs decrease to $521,444 in the nine-months ended September 30, 2017, compared to $618,007 in the nine-months ended September 30, 2016.

Interest Expense. During the nine-months ended September 30, 2017, interest expense increased to income of $9,285 as compared to expense of $40,479 from the prior year nine-months ended September 30, 2016. The decrease was primarily due to the convertible promissory note being paid in March of 2017, thus no accruals from April 2017 through September 30, 2017, for interest expense and amortization of original issue discount and issue costs.

Derivative Adjustment. During the nine-months ended September 30, 2017, loss on derivative adjustment was $15,933 as compared to loss of $229,510 for the prior year nine-months ended September 30, 2016. The change was due to the derivative liability calculated using the Black-Scholes Model pursuant to the outstanding convertible note payable and warrants.

Net Loss from Operations. Our net loss from operations increased to $7,575,176 for the nine-months ended September 30, 2017, compared to $1,631,577 for the nine-months ended September 30, 2016. The increase was due primarily increase of stock based compensation to $5,320,938 and $720,300 recorded as settlements of shareholder disputes.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between September 30, 2017, and December 31, 2016:

	September 30,	December 31,	$	%
	2017	2016	Change	Change

Working Capital
Cash	$166,335	$67,964	$98,371	145%
Total current assets	$166,335	$81,440	$84,895	104%
Total assets	$186,386	$86,789	$99,597	115%
Accounts payable and accrued liabilities	$2,512,286	$2,313,332	$198,954	9%
Notes payable and accrued interest	$5,500	$134,253	$(128,753)	(96%)
Derivative liability	$47,149	$56,057	$(8,908)	(16)%
Total current liabilities	$2,564,935	$2,503,642	$61,293	2%
Total liabilities	$2,564,935	$2,503,642	$61,293	2%

In the nine-months ended September 30, 2017, our working capital deficit decreased by $23,602 primarily as a result of an increase in current assets of $84,895 and increase in accounts payable and accrued liabilities of $198,954, and decreases in notes payable and accrued interest of $128,753 and derivative liability of $8,908.

Operating activities

Net cash used in continuing operating activities during the three-months ended September 30, 2017, was $(553,268) as compared to $(593,511) for the three-months ended September 30, 2016. Items totaling approximately $527,746 contributing to the net cash used in continuing operating activities for the three-months ended September 30, 2017, include:

$390,300 settlement of stockholder dispute,
$ 298 of depreciation, $137,148 increase in accounts payable and accrued expenses

Net cash used for continuing operating activities for the three-months ended September 30, 2016, was $593,511. Items totaling approximately $304,059 contributing to the net cash used in continuing operating activities for the three-months ended September 30, 2016, include:

$ 800 representing the value of stock based compensation, $ 204,445 gain on derivative liability adjustment, $ (20,691) in prepaids to a manufacturer and a lawyer for future legal services,
$ 298 of depreciation, $ 30,322 debt issue cost amortized $ 89,075 increase in accounts payable and accrued expenses

Investing activities

Net cash used in investing activities was $0 for the three-months ended September 30, 2017, and $58,700 for the three-months ended September 30 2016.

Financing Activities

Net cash provided by financing activities was $141,492 for the three-months ended September 30, 2017, composed of $204,000 in sales of common stock, $3,000 of payments on note payable and $59,508 purchase of treasury shares.

Net cash provided by financing activities was $1,230,917 for the three-months ended September 30, 2016, composed primarily of $1,243,500 in sales of common stock, $77,913 in of repayments of shareholder advances, $5,000 payments on note payable, and debt issue costs of $7,583.

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

Commitments

Employment Agreements. In May 2011, we entered into employment agreements with its chief executive officer, president and chief financial officer. The Agreements were for a term of five years expired on May 31, 2016. During the nine-months ended September 30, 2016, UMED expensed a total of $90,000 in expense and accrual as management fees in accordance with the terms of these agreements.

In August 2012, we entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of five years with compensation of $90,000 per year. In September 2014, the president’s employment agreement was amended to increase his annual pay to $180,000. On March 31, 2015, accrual on the Greenway chairman of the board agreement was ceased due to his absence from the Company for more than a year. During the nine-months ended September 30, 2017, the Company paid $110,000 and accrued $30,000 for the Greenway Innovative Energy president. During the nine-months ended September 30, 2016, the Company paid $45,000 and accrued $90,000 for the Greenway Innovative Energy president.

Greenway Technologies, Inc. does not have any other employment agreements.

Leases. In October 2015, we entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the nine-months ended September 30, 2017, and 2016, we expensed $26,992 and $35,023.

Mining Interest. In December 2010, we acquired from Melek Mining, Inc. and 4HM Partners, LLC the rights to approximately 1,440 acres of placer mining claims in Mohave County, Arizona for 5,066,000 shares of our restricted common stock. Our minimum commitment for 2017 is approximately $11,160 in annual maintenance fees, which were due September 1, 2017, payable to the United States Bureau of Land Management (“BLM”). Once we enter the production phase, royalties owed to the BLM will be are equal to 10% of production. As of the date of this report, the mining claims are not covered by any lease agreement, we file an annual maintenance fee form to hold the claims.

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

Stock-Based Compensation

We follow Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

Recently Issued Accounting Pronouncements

In September 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to Greenway Technologies’ current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). We adopted this pronouncement for the nine-months ended September 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the fiscal year 2016.

Item 4.	Controls and Procedures.

 Disclosure Controls and Procedures

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In September 2017, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control -- Integrated Framework,” issued by the Committee of Sponsoring Organizations revised 2013 (“COSO”) of the Treadway Commission. Based upon this assessment, we determined that our internal control over financial reporting is ineffective.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our chief financial officer in connection with the preparation of our financial statements as of September 30, 2017, who communicated the matters to our management and board of directors.

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

On April 22, 2016, Greenway Technologies filed suit under Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison for breach of a Stock Purchase Agreement dated October 29, 2015, wherein we sold our shares in Mamaki to HBI for $700,000 (along with the assumption of certain debt). The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016. On January 13, 2017, we executed a Settlement and Mutual Release Agreement with the Defendants. However, the Defendants defaulted in their payment obligations under Settlement and Mutual Release Agreement. Due to the bankruptcy proceedings involving Curtis Borman, all action in this matter has been stayed.

On September 14, 2017, in The Third Judicial District Court of Salt Lake City, Utah, Tonaquint, Inc., a Utah corporation, filed suit against Greenway Technologies, Inc. (F.K.A. UMED Holdings, Inc.) under Case No. 170905756. Pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between Tonaquint and the Company, as buyer, and UMED, as seller, Tonaquint acquired a Convertible Promissory Note (the "Note"), issued by UMED, and a Warrant to Purchase Shares of Common Stock (the “Warrant”). The suit asserts that the Warrant allegedly provided Tonaquint with the right to purchase at any time on or after September 18, 2014, a number of fully paid and non-assessable shares of UMED's common stock equal to $47,400 divided by the Market Price (as defined in the Note, as of September 18, 2014), as such number may be adjusted from time to time pursuant to the terms and conditions of the Warrant.

Greenway Technologies disputes that it has any obligation to issue shares pursuant to the Warrant. The parties have agreed to mediate the dispute.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended September 30, 2017, we issued 2,092,631 shares of restricted common stock to nine individuals through private placements for cash of $214,000 at an average price of $0.1023 per share. There were no selling expenses or commissions with respect to the sale of our common stock.

Subsequent to September 30, 2017, we sold 1,800,000 shares of our class A restricted common stock to three individuals for $180,000 ($0.10 per share).

The proceeds realized from the sale of our common stock were used to pay our general and administrative expenses, salaries for our officers in the amount of $90,000, and expenses associated with our GTL project at The University of Texas at Arlington.

Each investor took his securities for investment purposes without a view to distribution and had access to information concerning Greenway Technologies and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our securities. Our securities were sold only to accredited investors, as defined in Regulation D with whom we had a direct personal preexisting relationship, and after a thorough discussion. Each certificate contained a restrictive legend as required by the Securities Act. Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

Each purchaser or recipient of our shares was an accredited investor, and either alone or with his purchaser representative(s) had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment. Greenway Technologies reasonably believed immediately prior to making any sale that such purchaser came within this description.

All of the above described investors who received shares of our common were provided with access to our filings with the SEC, including the following:

•	The information contained in our annual report on Form 10-K under the Exchange Act.

•	The information contained in any reports or documents required to be filed by Greenway Technologies under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•	A brief description of the securities being offered, and any material changes in our affairs that were not disclosed in the documents furnished.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchase of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
July 2017	31,250	$0.16	-0-	-0-
August 2017	-0-	-0-	-0-	-0-
September 2017	860,110	$0.075	-0-	-0-
Total	891,360	$0.078	-0-	-0-

______________

(1)       The purchase of securities was not part of any publicly announced plan or program.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
Exhibit No.	Identification of Exhibit
2.1**	Combination Agreement executed as of August 18, 2009, between Dynalyst Manufacturing Corporation and Universal Media Corporation, filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.1**	Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on March 13, 2002, filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.2**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on June 7, 2006, filed as Exhibit 3.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.3**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on August 28, 2009, changing the corporate name to Universal Media Corporation, filed as Exhibit 3.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.4**	Articles of Amendment of Articles of Incorporation of Universal Media Corporation filed with the Secretary of State of Texas on March 23, 2011, changing the corporate name to UMED Holdings, Inc., filed as Exhibit 3.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.5**	Articles of Amendment of Certificate of Formation of UMED Holdings, Inc. filed with the Secretary of State of Texas on June 23, 2017, changing the corporate name to Greenway Technologies, Inc., filed as Exhibit 3.1 to the registrant’s Form 8-K/A on July 20, 2017, Commission File Number 000-55030.
3.6**	Bylaws of Dynalyst Manufacturing Corporation, filed as Exhibit 3.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.7**	Articles of Incorporation of Greenway Innovative Energy, Inc. filed with the Secretary of State of Nevada on July 6, 2012, filed as Exhibit 3.7 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.8**	Bylaws of Greenway Innovative Energy, Inc., filed as Exhibit 3.8 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.1**	Code of Ethics for Senior Financial Officers, filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.2**	Purchase Agreement dated as of May 1, 2012, between Universal Media Corporation and Mamaki Tea & Extract, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.3**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.4**	Second Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.5**	Purchase Agreement dated August 29th, 2012, between Universal Media Corporation and Greenway Innovative Energy, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.6**	Purchase Agreement dated as of February 23, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.7**	Asset Purchase Agreement dated as of October 2, 2011, between Jet Regulators, L.C., R/T Jet Tech, L.P. and UMED Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.

10.8**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Kevin Bentley, filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.9**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. Randy Moseley, filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.10**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Richard Halden, filed as Exhibit 10.11 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.11**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Raymond Wright, filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.12**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Conrad Greer, filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.13**	Consulting Agreement dated May 27, 2011, between UMED Holdings, Inc. and Jabez Capital Group, LLC, filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.14**	Promissory Note in the amount of $850,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Southwest Capital Funding, Ltd., filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.15**	Modification of Note and Liens effective as of October 1, 2012, between Southwest Capital Funding, Ltd. and Mamaki Tea, Inc., filed as Exhibit 10.16 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.16**	Second Modification of Note and Liens effective as of December 20, 2012, between Southwest Capital Funding, Ltd., Mamaki Tea, Inc., and Mamaki of Hawaii, Inc., filed as Exhibit 10.17 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.17**	Promissory Note in the amount of $150,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Robert R. Romer, filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.18**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.19**	Securities Purchase Agreement dated September 18, 2014, between UMED Holdings, Inc. and Tonaquint, Inc., filed as Exhibit 10.19 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.20**	Promissory Note in the amount of $158,000 dated September 18, 2014, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.20 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.21**	Warrant dated September 18, 2014, for $47,400 worth of UMED Holdings, Inc. shares issued to Tonaquint, Inc., filed as Exhibit 10.21 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.22**	Office Lease Agreement dated October 2015, between UMED Holdings, Inc. and The Atrium Remains the Same, LLC, filed as Exhibit 10.22 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.23**	Warrant dated October 31, 2015, for 4,000,000 shares issued to Norman T. Reynolds, Esq, filed as Exhibit 10.23 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.24**	Promissory Note in the amount of $36,000 dated March 8, 2016, executed by UMED Holdings, Inc. payable to Peter C. Wilson, filed as Exhibit 10.24 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.25**	Convertible Promissory Note in the amount of $224,000 dated May 4, 2016, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.25 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

10.26**	Severance and Release Agreement by and between UMED Holdings, Inc. and Randy Moseley dated November 11, 2016, filed as Exhibit 10.26 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.27*	Settlement and Mutual Release Agreement dated January 13, 2017, executed by UMED Holdings, Inc. in connection with Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison, filed as Exhibit 10.27 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.28**	Warrant dated February 1, 2017, for 2,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.28 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.29**	Warrant dated February 1, 2017, for 4,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.29 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.30**	Severance and Release Agreement by and between UMED Holdings, Inc. and Richard Halden dated February 1, 2017, filed as Exhibit 10.30 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.31**	Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, LLC, and UMED Holdings, Inc., filed as Exhibit 10.31 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
31.1*	Certification of D. Patrick Six, Chief Executive Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of D. Patrick Six, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of D. Patrick Six, Chief Executive Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of D. Patrick Six, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

*       Filed herewith.

**       Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: November 20, 2017.

By /s/ D. Patrick Six

D. Patrick Six, Chief Executive Officer

By /s/ D. Patrick Six

D. Patrick Six, Chief Financial Officer and

Principal Accounting Officer

