Form 10-K
period 2017-12-31
GREENWAY TECHNOLOGIES INC
filed 2018-04-05
CIK 1572386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________.

Commission File No. 000-55030

GREENWAY TECHNOLOGIES, INC.
(Exact name of issuer as specified in its charter)
Texas	90-0893594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8851 Camp Bowie Blvd. West, Suite 240 Fort Worth, Texas (principal executive offices)	76116 (Zip Code)
Registrant’s telephone number, including area code: (817) 346-6900

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2017 reported on the OTCQB operated by The OTC Markets Group, Inc. on that date was approximately $40,315,332. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At March 26, 2018, the registrant had outstanding 282,747,010 shares of common stock, par value $0.0001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-K, should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K, as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Item 1.	Business.

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources, should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report, which have been prepared assuming that we will continue as a going concern. As discussed in the condensed consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in the condensed consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms in this report, as well as references to “UMED” and “Greenway Technologies,” all refer to Greenway Technologies, Inc, and our wholly-owned subsidiary, Greenway Innovative Energy, Inc., unless the context requires otherwise.

Company Overview

Greenway Technologies was originally incorporated as Dynalyst Manufacturing Corporation (“Dynalyst”) under the laws of the State of Texas on March 13, 2002.

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

On June 22, 2017, Greenway Technologies, Inc. approved the amendment of our certificate of formation and filed on June 23, 2017, with the Texas Secretary of State, to change our name to Greenway Technologies, Inc.

GTL Technology

In August 2012, Greenway Technologies (formerly, UMED) acquired 100% of Greenway Innovative Energy, Inc. (“GIE”) which owns patents and trade secrets for a proprietary technology to convert natural gas into synthesis gas (“syngas”). Based on a new, breakthrough process called Fractional Thermal Oxidation™ (“FTO”), GIE’s G-Reformer™, combined with a Fischer-Tropsch (“FT”) process, offers an economical and scalable method to converting natural gas to liquid fuel (the “GTL Technology”).

On June 26, 2017, Greenway Technologies, in conjunction with the University of Texas at Arlington (“UTA”), announced that it had successfully demonstrated its GTL technology at the Conrad Greer Laboratory at UTA proving the viability of the GTL Technology. Greenway Technologies now plans to commercialize the GTL Technology and is in discussions with several oil and gas companies, and other individuals and organizations regarding joint venture funding for its first GTL plant using our proprietary processes. Should an agreement be made, the joint venture relationship will provide funding at a level of $15M to $30M with an ongoing profit-sharing arrangement between Greenway Technologies and the joint venture partner. Our GTL Technology is unique in that it allows for plants with a smaller footprint, versus legacy large-scale technologies, combined with lower up-front and ongoing costs.

One of several important applications for our GTL Technology is the harvesting of stranded natural gas. There is an abundance of stranded natural gas located throughout the United States and the world with no practical way to transfer the gas to existing distribution systems for sale. This valuable energy resource sits untapped, unused, or more harmfully, is vented to the atmosphere. Our GTL Technology allows this valuable energy resource to be harvested and monetized.

Greenway Technologies’ breakthrough patented GTL Technology offers a solution to this energy challenge. Our system allows for relatively small by comparison, scalable plants, to be deployed at geographically dispersed locations to convert natural gas into synthetic fuel that is transportable and can be sold directly to markets without the need for additional processing at a refinery.

Our research has been centered on developing a production-scale FT system (“the Technology”) to accommodate the needs of smaller gas plays that are increasingly beginning to characterize natural gas production within the United Stated and elsewhere. We are currently seeking funding of $20M to build the initial GTL plant.

Besides the fuel products, the Company will produce water and can produce electricity using the heat from the G-reformer.

Since March 1, 2016, we have raised approximately $3,746,750 and have built a small-scaled prototype unit at UTA, pursuant to an SRA with UTA.

Mining Interest

In December 2010, UMED acquired the mineral mining rights to approximately 1,440 acres of BLM placer mining claims in Mohave County, Arizona for 5,066,000 shares of our restricted common stock. We staked the claims in September 2011, and, since then, have maintained them and plan to establish an exploration and development plan, when capital is available. We plan to drill test holes and test the samples on our claims to determine the potential value of the various metals that may be located on the claims. Early indications, from samples taken and processed, provides reason to believe that the potential recovery value of the metals located on the 1,440 acres is significant, but actual mining and processing will determine the ultimate value which may be realized. Funding of $500,000 is being sought to begin certified assaying, to determine the viability of continued development of our mining claims. However, it should be noted that at no time has Greenway Technologies been a mining operator.

Going Concern

As shown in the accompanying consolidated financial statement, the Company has liabilities in excess of assets by $2.8 million as of December 31, 2017. During the twelve months ended December 31, 2017, we used net cash of $2,230,759 for operating activities. Our ability to continue as a going concern is in doubt and dependent upon necessary capital and financing to fund ongoing our operations and achieving a profitable level of operations. We do not have the financial resources and do not have any commitments for funding from unrelated parties or any other firm agreements that will provide working capital to our business segments. We cannot give any assurance that we will locate any funding or enter into any agreements that will provide the required operating capital. We have been depended on the sale of equity and advances from shareholders to provide it with working capital to date.

These factors raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm issued a going concern qualification in their report dated April 4, 2018, which raises substantial doubt about our ability to continue as a going concern.

While we are attempting to commence operations and generate revenues, our cash position may not be sufficient to support our daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement our business plan and generate revenues provides the opportunity for the registrant to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon the implementation of our business plan and generate revenues.

Risks Related to Our Proposed GTL Operations

We are affected by the risks faced by natural gas owners who we expect will be our future customers. Our prospective customers are engaged in economically sensitive and competitive businesses. As a result, we will be indirectly affected by all the risks facing natural gas owners, which are beyond our control. Our results of operations will depend, in part, on the financial strength of our customers and our customers’ ability to compete effectively in the marketplace and manage their risks. Many of these risks are discussed below.

Our Legal Rights and Remedies are Uncertain in the Event of a Default by a Joint Venture Partner. In the event we are required to take any legal action under a joint venture agreement, such as to repossess our equipment, we would be required to do so in the courts, and under the laws, of the country where the equipment is located. The legal systems of foreign countries may not allow for the repossession of equipment as quickly and as cost-effectively as in the U.S., with the result that we may face greater delays and expenses in exercising any rights under our joint venture agreement. Consequently, losses due to a default by a lessee may be greater than otherwise would be the case.

Competition

We believe that existing and new competitors will continue to improve their GTL offerings and introduce new GTL methods with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could develop a more efficient GTL product or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition. Important factors affecting our ability to compete successfully include:

•	Sales and marketing efforts;
•	Rapid and effective development of new, unique GTL techniques; and
•	Pricing.

In periods of reduced demand for our GTL Technology, we can either choose to maintain market share by reducing our prices to meet competition or maintain prices, which would likely sacrifice market share. Sales and overall profitability could be reduced in either case. In addition, if competitors enter our existing markets, we may be unable to compete successfully against existing or new competition.

Most of our potential competitors have far greater resources than we have and have far greater experience in the GTL industry than we possess.

Currently, there is significant competition for personnel and financial capital to be deployed in the oil and gas extraction industries and mining and mineral extraction industries. Therefore, it is difficult for smaller companies such as Greenway Technologies to attract investment for its various business activities. We cannot give any assurances that we will be able to compete for capital funds, and without adequate financial resources management cannot assure that we will be able to compete in our business activities.

Patents and Intellectual Property

As of December 31, 2017, GIE, our wholly-owned subsidiary, owns United States Patents Nos. 8,574,501 B1 and 8,795,597 B2 covering its mobile GTL conversion technology for the purpose of converting natural gas to clean synthetic fuels.

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

GIE also owns a provisional patent for its G-Reformer™ front-end reforming process.

Impact of Inflation

We are affected by inflation along with the rest of the economy. Specifically, our costs to complete our proposed GTL units could rise if specific components needed see a rise in cost.

Adequacy of Working Capital

We will apply great efforts to raise through equity or debt offerings what we feel is sufficient working capital for our intended business plan by various means. If we are not able to raise additional capital, we would not be able to continue operations and our business may fail.

Disruptions in the financial markets could have an adverse effect on our ability to raise additional financing. To properly deploy our GTL Technology, we will need to construct GTL units. We currently do not have any arrangements to obtain debt or equity capital to finance the construction of GTL units, and if we do not obtain such capital we may be unable to expand our anticipated operations. Severe disruptions in the commercial credit markets in the recent past have resulted in a tightening of credit markets worldwide. Liquidity in the global credit markets was severely contracted by these market disruptions, making it difficult and costly to obtain new lines of credit or to refinance existing debt. The effect of these disruptions was widespread and difficult to quantify. While economic conditions have recently improved, that trend may not continue and the extent of the current economic improvement is unknown. Any future disruptions in the commercial credit markets may impact liquidity in the global credit market as greatly, or even more, than in recent years.

Our business and financing plan may be dependent upon completion of future financings. If the credit environment worsens, it may be difficult to obtain any additional financing on acceptable terms, which could have an adverse effect on our ability to complete our planned projects, and as a consequence, our results of operations and business plans. Should general economic conditions not improve, if we are unable to obtain sufficient funding such that completion of planned projects is not probable, or should management decide to abandon certain projects, all or a portion of our investment to date in our planned projects could be lost and would result in an impairment charge.

Our Financial Results May Be Affected by Factors Outside of Our Control

We will be unable to pay our obligations in the normal course of business or service our debt in a timely manner throughout 2018 without raising additional debt or equity capital. There can be no assurance that additional debt or equity capital will be raised.

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

We currently have a need of approximately $150,000 per month to sustain operations and to pay UTA for the SRAs until our first GTL unit is completed and deployed.

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially and adversely affect our business, operating results, and financial condition. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Key Personnel

Our future financial success depends to a large degree upon the personal efforts of our key personnel, D. Patrick Six, our chairman, president, chief financial officer, and director, Raymond Wright, our corporate secretary officer, and director, and president of GIE, our subsidiary, and Thomas Phillips, the vice president of operations of GIE, all of whom will play a major role in securing the services of those persons who can develop our business strategy upon receipt of sufficient funds to pay for such services either from success through receipt of funds from earnings, borrowing or sales of our securities. Greenway Technologies has only one employee, D. Patrick Six, at the date of this report. GIE has two employees, Raymond Wright and Thomas Phillips, at the date of this report. We do not have any other employees at this time. In the future, when we need other persons for aspects of our GTL work and other functions, we will hire persons under service agreements as consultants, part-time and full-time employees as necessary. While we intend to employ additional personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. We do not have any arrangements for the hiring of any persons at this time. We do not anticipate any difficulty in securing the services of required personnel.

Consultants

We plan to use outside consultants to perform the engineering and design work on the GTL Technology, until such time as capital funds are available to hire in-house staff. In that regard we have Sponsored Research Agreements with UTA for catalyst and heat exchange research and have contracted with UTA to build a small-scale GTL unit at the university. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consulting Agreements.”

Adequacy of Working Capital

We hope to generate sufficient capital to fund our business plan through investments in our securities, revenues from operations, or borrowings. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities.” If we are not able to raise additional capital as described above, we would not be able to continue and our business would fail. As of the date of this report, we do not have any commitments for financing.

Transfer Agent

Our transfer agent is Transfer Online, Inc. whose address is 512 SE Salmon Street, Portland, Oregon 97214-3444, 2nd Floor, telephone number (503) 227-2950.

Company Contact Information

Greenway Technologies has its corporate offices at 8851 Camp Bowie West, Suite 240, Fort Worth, Texas 76116, and telephone number (817) 346-6900. Our wholly-owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”), has offices at 1521 North Cooper Street, Suite 207, Arlington, Texas 76011. Our Internet website is www.gwtechinc.com. The information contained in our Internet website shall not be deemed to constitute a part of this report.

Item 1A.	Risk Factors.

Risks Relating to Our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We are a development stage company and have a limited operating history upon which you can evaluate our business and prospects. We have yet to develop sufficient experience regarding actual revenues to be received from our GTL Technology. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

We need additional financing to implement our business plan.

To undertake the full commercialization program for our GTL Technology in a manner that not only introduces GTL Technology across the United States, but also allows Greenway Technology to move aggressively and decisively into the marketplace to establish our GTL Technology, we will need additional financing. We will need substantial additional funds to:

•	Construct our first full-scale 125 barrel per day GTL unit, currently estimated at $15 million;
•	File, prosecute, defend and enforce our intellectual property rights; and
•	Produce and market our GTL units.

We may not be able to secure future funding on favorable terms or at all. If additional funding is not obtained, we will need to reduce, defer or cancel the construction of our full-scale GTL unit, planned initiatives, or overhead expenditures to the extent necessary. The failure to fund our full-scale GTL unit could have a material adverse effect on our business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing could result in additional dilution to our shareholders and the incurrence of indebtedness would result in increased debt service obligations that could result in operating and financing covenants that would restrict our future operations.

Our GTL Technology is subject to the changing applicable laws and regulations.

Our business is particularly subject to changing federal and state laws and regulations with respect to the oil and gas and mining industry. Our success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes.

We may encounter substantial competition in our business and failure to compete effectively may adversely affect our ability to generate revenue.

We believe that existing and new competitors will continue to improve their GTL offerings and introduce new GTL methods with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could develop a more efficient GTL product or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition. Important factors affecting our ability to compete successfully include:

•	Sales and marketing efforts;
•	Rapid and effective development of new, unique GTL techniques; and
•	Pricing.

In periods of reduced demand for our GTL Technology, we can either choose to maintain market share by reducing our prices to meet competition or maintain prices, which would likely sacrifice market share. Sales and overall profitability could be reduced in either case. In addition, if competitors enter our existing markets, we may be unable to compete successfully against existing or new competition.

Establishing our revenues and achieving profitability will depend on our ability to develop and commercialize our GTL Technology.

Much of our ability to establish revenues and to achieve profitability and positive cash flows from operations will depend on the successful introduction of our GTL Technology. Our prospective customers will not use our GTL Technology unless they determine that the benefits provided by our GTL Technology are greater than those available from competing service providers. Even if the advantage from our GTL Technology is established, prospective customers may elect not to use our GTL Technology for a variety of reasons.

We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for new GTL Technology. The completion of the development and commercialization of our GTL Technology remains subject to all of the risks associated with the commercialization of a GTL Technology based on innovative technologies, including unanticipated technical or other problems, manufacturing difficulties and the possible insufficiency of the funds allocated for the completion of such development.

We rely on the services of certain key personnel.

Our business relies on the efforts and talents of our management team. The loss of their services could adversely affect the operations of our business and could have a very negative impact on our ability to fulfill on our business plan.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our GTL Technology and implement our business objectives could be adversely affected.

 If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior personnel or attract and retain high-quality senior executives or senior personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

We may have difficulty in attracting and retaining management and outside independent directors to our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and shareholder claims by virtue of holding these positions.

The directors and management of companies are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently carry directors’ and officers’ liability insurance. Directors’ and officers’ liability insurance has recently become much more expensive and difficult to obtain. If we are unable to continue or provide directors’ and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

We may lose potential independent board members and management candidates to other companies that have greater directors’ and officers’ liability insurance to insure them from liability or to companies that have revenues or have received greater funding to date which can offer more lucrative compensation packages. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with limited operating history and resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

Our future success relies upon our proprietary GTL Technology. We may not have the resources to enforce our proprietary rights through litigation or otherwise. The loss of exclusive right to our GTL Technology could have a material adverse effect on our business, financial condition and results of operations.

We believe that our GTL Technology does not infringe upon the valid proprietary rights of others. Even so, third parties may still assert infringement claims against us. If infringement claims are brought against us, we may not have the financial resources to defend against such claims or prevent an adverse judgment against us. In the event of an unfavorable ruling on any such claim, a license or similar agreement to utilize the intellectual property rights in question relied upon by us in the conduct of our business may not be available to us on reasonable terms, if at all.

Operating hazards and insurance.

The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, natural gas leaks, ruptures or discharges of toxic gases. If any of these should occur, we could incur legal defense costs and could suffer substantial losses due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations.

We will carry a comprehensive general liability umbrella policy and a pollution liability policy and will provide workers’ compensation insurance coverage to employees in all states in which we operate. While we believe these policies are customary in the industry, they do not provide complete coverage against all operating risks. In addition, our insurance may not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows. Our insurance coverage may not be sufficient to cover every claim made against us or may not be commercially available for purchase in the future.

Our future revenues are unpredictable and our quarterly operating results may fluctuate significantly.

Since we were formed on March 13, 2002, we only have a limited operating history. We cannot forecast with any degree of certainty whether our GTL Technology will generate revenue or the amount of revenue to be generated by our GTL Technology. In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

•	Our ability to attract new and repeat customers;
•	Our ability to keep current with the evolving requirements of our target market;
•	Our ability to protect our proprietary GTL Technology;
•	The ability of our competitors to offer new or enhanced GTL services; and
•	Unanticipated delays or cost increases with respect to research and development.

Acts of terrorism, responses to acts of terrorism and acts of war may impact our business and our ability to raise capital.

Future acts of war or terrorism, national or international responses to such acts, and measures taken to prevent such acts may harm our ability to raise capital or our ability to operate, especially to the extent we depend upon activities conducted in foreign countries. In addition, the threat of future terrorist acts or acts of war may have effects on the general economy or on our business that are difficult to predict. We are not insured against damage or interruption of our business caused by terrorist acts or acts of war.

We may fail to establish and maintain strategic relationships.

We believe that the establishment of strategic partnerships will greatly benefit the growth of our business, and the deployment of our GTL Technology, and we intend to seek out and enter into strategic alliances. We may not be able to enter into these strategic partnerships on commercially reasonable terms, or at all. Even if we enter into strategic alliances, our partners may not attract significant numbers of customers or otherwise prove advantageous to our business. Our inability to enter into new relationships or strategic alliances could have a material and adverse effect on our business.

Legislative actions and potential new accounting pronouncements are likely to impact our future financial position and results of operations.

There have been regulatory changes, and there may potentially be new accounting pronouncements or additional regulatory rulings, which will have an impact on our future financial position and results of operations. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States, and adversely affect our operating results.

Risks Relating to Our Mining Properties

As we discussed above, although we still own our mining properties, we do not currently conduct operations. However, there are still some risks associated with our mining properties, including those risks described below.

We have had no revenue to date from our mining properties, which may negatively impact our ability to achieve our business objectives.

Since acquiring our mining properties in December 10, we have not conducted any mining operations and have not generated any revenues. We do not have any operating history as a mining company upon which to base an evaluation of our current business and future prospects.

Our mining properties do not have any known reserves.

None of the properties in which we have an interest have any known reserves. To date, we have engaged in only limited preliminary exploration activities on the properties. Accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts.

There are uncertainties as to title matters in the mining industry. Any defects in such title could cause us to lose our rights in mineral properties and jeopardize our business operations.

Our mineral properties consist of mineral rights on Bureau of Land Management (“BLM”), a department of the United States Government. Our mining properties in the United States are mining claims located on lands administered by the U.S. Bureau of Land Management (“BLM”), to which we have only mining rights to recover minerals. The mining claims are renewable annual and if not paid revert back to the BLM. These uncertainties relate to such things as sufficiency of mineral discovery, proper location and posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. We believe a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, and this uncertainty is inherent in the mining industry.

The present status of our mining claims located on BLM lands allows us the right to mine and remove valuable minerals, such as precious and base metals, from the claims conditioned upon applicable environmental reviews and permitting programs. We also are generally allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the United States. We remain at risk that the mining claims may be forfeited either to the United States due to failure to comply with statutory requirements. Prior to 1994, a mining claim locator who was able to prove the discovery of valuable, locatable minerals on a mining claim, and to meet all other applicable federal and state requirements and procedures pertaining to the location and maintenance of federal unpatented mining claims, had the right to prosecute a patent application to secure fee title to the mining claim from the Federal government. The right to pursue a patent, however, has been subject to a moratorium since October 1994, through federal legislation restricting the BLM from accepting any new mineral patent applications. There may be challenges to title to the mineral properties in which we hold a material interest. If there are title defects with respect to any properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing production, exploration and development programs.

We are required to share our profits derived from properties in which we do not own 100% fee title.

Under BLM law, we are required to pay the BLM 10% of revenues derived from sales of minerals from the leased property.

Risks Relating to Our Stock

Voting control of our shares is possessed by our management team. Additionally, this concentration of ownership could discourage or prevent a potential takeover of Greenway Technologies that might otherwise result in your receiving a premium over the market price for your shares.

D. Patrick Six, Raymond Wright, Craig Takacs, Kevin Jones, Ransom Jones, Kent Harer, and Thomas Phillips, the management team of Greenway Technologies, and its subsidiary, GIE, own approximately 20.59% of our outstanding shares. As a result, our management team has the power to significantly influence all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control. Additionally, this concentration of voting power could discourage or prevent a potential takeover of Greenway Technologies that might otherwise result in your receiving a premium over the market price for your shares. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We may need to raise additional capital. If we are unable to raise necessary additional capital, our business may fail or our operating results and our share price may be materially adversely affected.

 Because we have no record of profitable operations, we need to secure adequate funding. If we are unable to obtain adequate funding to construct our first full-scale GTL unit, we may not be able to successfully develop and market our GTL Technology and our business will most likely fail. We do not have any commitments for financing. To additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. We may be unable to secure additional financing on favorable terms or at all.

Selling additional shares, either privately or publicly, would dilute the equity interests of our shareholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations, which would have a material negative effect on operating results and most likely result in a lower share price.

Even though our shares are publicly traded, an investor’s shares may not be “free-trading.”

Investors should understand that their shares of our common stock are not “free-trading” merely because Greenway Technologies is a publicly-traded company. In order for the shares to become “free-trading,” the shares must be registered, or entitled to an exemption from registration under applicable law.

The market price for our common stock will most likely continue to be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of net revenues which could lead to wide fluctuations in our share price. The price at which you purchased our common stock may not be indicative of the price that will prevail in the trading market.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Secondly, we are a speculative or “risky” investment due to our lack of current revenues. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

An investor may be unable to sell his common stock at or above his purchase price, which may result in substantial losses to the investor.

The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain the current market price, or as to what effect the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

We may need to raise additional capital. If we are unable to raise necessary additional capital, our business may fail or our operating results and our stock price may be materially adversely affected.

We need to secure adequate funding. We hope to be able to fund our business through the revenues from operations. If our revenues are insufficient, we will need to raise the necessary capital through equity or debt offerings, which may reduce the value of our outstanding securities. We may be unable to secure additional financing on favorable terms or at all.

Selling additional shares of our common stock, either privately or publicly, would dilute the equity interests of our shareholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail our operations and our business would fail.

Volatility in our share price may subject Greenway Technologies to securities litigation.

There is only a limited current market for our shares. In the future, the market for our shares will likely be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share prices will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our issuance of additional common stock in exchange for services or to repay debt would dilute a shareholder’s proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

Our board of directors may generally issue shares of common stock to pay for debt or services, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will issue additional securities to pay for services and reduce debt in the future.

Absence of dividends.

We have never paid or declared any dividends on our common stock. Likewise, we do not anticipate paying, in the near future, dividends or distributions on our common stock or our common stock which may be sold in the future. Any dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate.

Our directors have the right to authorize the issuance of additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our certificate of formation and without further action by our shareholders, have the authority to issue shares of common stock from time to time. Should we issue additional shares of our common stock at a later time, each shareholder’s ownership interest in our stock would be proportionally reduced. No shareholder will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

If we fail to remain current in our reporting requirements, we could be removed from the OTCQB, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Companies trading on the OTCQB must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB. If we fail to remain current in our reporting requirements, we could be removed from the OTCQB.

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, and the trading market in our common stock will be limited, which would make transactions in our stock cumbersome and may reduce the investment value of our stock.

The term “penny stock” generally refers to a security issued by a very small company that trades at less than $5.00 per share. Penny stocks generally are quoted over-the-counter, such as on the OTCPK or OTCQB which are owned by OTC Markets Group, Inc. (our shares are traded on the OTCQB); penny stocks may, however, also trade on securities exchanges, including foreign securities exchanges. In addition, the definition of penny stock can include the securities of certain private companies with no active trading market.

 Penny stocks may trade infrequently, which means that it may be difficult to sell penny stock shares once you own them. Moreover, because it may be difficult to find quotations for certain penny stocks, they may be difficult, or even impossible, to accurately price. For these, and other reasons, penny stocks are generally considered speculative investments. Consequently, investors in penny stocks should be prepared for the possibility that they may lose their whole investment (or an amount in excess of their investment if they purchased penny stocks on margin).

Because of the speculative nature of penny stocks, Congress prohibited broker-dealers from effecting transactions in penny stocks unless they comply with the requirements of Section 15(h) of the Exchange Act and the rules thereunder. These SEC rules provide, among other things, that a broker-dealer must (1) approve the customer for the specific penny stock transaction and receive from the customer a written agreement to the transaction; (2) furnish the customer a disclosure document describing the risks of investing in penny stocks; (3) disclose to the customer the current market quotation, if any, for the penny stock; and (4) disclose to the customer the amount of compensation the firm and its broker will receive for the trade. In addition, after executing the sale, a broker-dealer must send to its customer monthly account statements showing the market value of each penny stock held in the customer's account.

The market for penny stocks has suffered in recent years from patterns of fraud and abuse.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;
•	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and
•	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Item 1B.	Unresolved Staff Comments.

None.

Intentionally Left Blank

Item 2.	Properties.

Our principal office is at 8851 Camp Bowie Boulevard West, Suite 240, Fort Worth, Texas 76116, where we lease approximately 1,800 square feet of office space, at a rate of $2,417 per month. GIE rents approximately 600 square feet of office space at 1511 North Cooper St., Suite 207, Arlington, Texas 76011, at a rate of $1,369 per month. We believe that all of our facilities are adequate for at least the next 12 months. We expect that we could locate other suitable facilities at comparable rates, should we need more space.

Greenway Technologies has staked 72 placer mining claims in Mohave County, Arizona on BLM land (BLM file no. AMC 403533) covering approximately 1,440 acres in Mohave County southeast of Kingman, Arizona.

A description of our mining properties is included in “Item 1. Business” and is incorporated herein by reference. We believe that we have satisfactory title to our mining properties, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in a business. We believe that the mining properties are adequate and suitable for the conduct of a mining business in the future.

A patented mining claim is one which the federal government has passed title to the claimant, making the claimant the owner of the surface and mineral rights. An unpatented mining claim is one which is still owned by the federal government, but which the claimant has a right to possession to extracted minerals, provided the land is open to mineral entry.

Item 3.	Legal Proceedings.

The Company has been named as a co-defendant in an action brought against the Company and Mamaki Tea, Inc., alleging, among other things, that the Company was named as a co-guarantor on an $850,000 foreclosed loan. Management does not believe the ultimate resolution will have an adverse impact on the Company’s financial condition or results of operations.

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

On September 14, 2017, in The Third Judicial District Court of Salt Lake City, Utah, Tonaquint, Inc., a Utah corporation, filed suit against Greenway Technologies, Inc. (F.K.A. UMED Holdings, Inc.) under Case No. 170905756. Pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between Tonaquint and Greenway Technologies, Tonaquint acquired a Convertible Promissory Note (the “Note”), issued by UMED, and a Warrant to Purchase Shares of Common Stock (the “Warrant”). The suit asserts that the Warrant allegedly provided Tonaquint with the right to purchase at any time on or after September 18, 2014, a number of fully paid and non-assessable shares of UMED's common stock equal to $47,400 divided by the Market Price (as defined in the Note, as of September 18, 2014), as such number may be adjusted from time to time pursuant to the terms and conditions of the Warrant. As of the date of this report, the parties have agreed to settle the dispute by a dismissal of this action with prejudice in return for a mutual release of claims and a one-time issuance from Greenway Technologies of 1,600,000 shares of our common stock subject to a weekly leak out restriction equal to the greater of $10,000.00 and 8% of the weekly trading volume. Further, the issuance of stock will be done in connection with a legal opinion pursuant to Rule 144.

As of the date of this report, we are not aware of any other asserted or unasserted claims. Management will seek to minimize further disputes but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 4.	(Removed and Reserved).

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has trades on the OTCQB, under the symbol “GWTI.”

The following table sets forth the high and low bid prices for our common stock on the OTCQB as reported by various market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2015 Quarter Ended:
March 31, 2015	$0.2300	$0.1201
June 30, 2015	$0.18875	$0.1000
September 30, 2015	$0.2000	$0.1001
December 31, 2015	$0.1400	$0.0510

Fiscal 2016 Quarter Ended:
March 31, 2016	$0.0650	$0.0650
June 30, 2016	$0.1000	$0.0610
September 30, 2016	$0.2000	$0.2000
December 31, 2016	$0.1400	$0.1100

Fiscal 2017 Quarter Ended:
March 31, 2017	$0.1500	$0.9500
June 30, 2017	$0.3600	$0.1200
September 30, 2017	$0.2500	$0.1000
December 31, 2017	$0.1400	$0.0799

As of December 31, 2017, we had 287,681,826 shares of our common stock outstanding. Our shares of common stock are held by approximately 498 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

Dividends

We have not paid or declared any dividends on our common stock, nor do we anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future. Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, if any, our financial requirements for future operations and growth, and other facts as our board of directors may then deem appropriate.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On the dates specified below, we have issued shares of our common stock to various parties:

•	During the three months ended December 31, 2017, the Company issued 2,200,000 shares of restricted class A common stock to four individuals through private placements for cash of $220,000 at average of $0.10 per share.

•	During the three months ended December 31, 2017, the Company issued 3,050,000 shares of restricted class A common stock for consulting services at average price of $0.094 per share.

•	During the period from January 1, 2018 to March 31, 2018, the Company issued 5,065,000 shares of restricted class A common stock to 19 individuals through private placements for cash of $526,500 at average of $0.104 per shares.

Our unregistered securities were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506(3) of Regulation D promulgated under the Securities Act. Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our securities. Our securities were sold only to an accredited investor and current shareholders as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Each certificate contained a restrictive legend as required by the Securities Act. Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

All of the above described investors who received shares of our common stock were provided with access to our filings with the SEC, including the following:

•	The information contained in our annual report on Form 10-K under the Exchange Act.
•	The information contained in any reports or documents required to be filed by Greenway Technologies under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.
•	A brief description of the securities being offered, and any material changes in our affairs that were not disclosed in the documents furnished.
Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

The following discussion reflects our plan of operation. This discussion should be read in conjunction with the financial statements which are attached to this report. This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Special Note Regarding Forward-Looking Statements.”

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms in this report, as well as references to “UMED” and “Greenway Technologies,” all refer to Greenway Technologies, Inc, and our wholly-owned subsidiary, Greenway Innovative Energy, Inc., unless the context requires otherwise.

GTL Technology

Our research has been centered on developing a movable production-scale FT system (the “Technology”) to accommodate the needs of smaller gas plays that are increasingly beginning to characterize natural gas production within the United States and elsewhere. Based on preliminary estimates with new, improved and more efficient technology than previously projected, Greenway Technologies is currently seeking funding of $15 million in conjunction with a joint venture partner to manufacture an initial (125 barrel per day) GTL unit. Locations are currently being reviewed for the first several 125 barrels per day units. The GTL unit will be composed of GIE’s G-Reformer™ on the front end to produce the syn -gas that will be processed by the FT section and the resulting liquid will be separated into diesel, jet fuel and other products in the fractionation tower.

We have completed a small-scale GTL unit at UTA in conjunction with an SRA agreement and are now seeking financing to construct the initial GTL field unit.

Mining Interest

In December 2010, Greenway Technologies acquired the rights to approximately 1,440 acres of placer mining claims in Mohave County, Arizona for 5,066,000 shares of our restricted common stock. Actual mining and processing will determine the ultimate value of the holdings. Our current expectations are that we will need approximately $2,000,000, to begin certified assaying ($500,000), develop a mining plan with the BLM ($500,000) and acquire exploration equipment ($1,000,000). The total requirement will not be known until reports from a consulting geologist are received. Since we have not produced any revenues from our BLM mining leases since our acquisition of the leases, achieving a position of producing cash flow levels to fund the development of our BLM mining leases and not having current resources for an appraisal, we recognized an impairment charge of $100,000 during the year ended December 31, 2014.

Going Concern

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 4, 2018, which raises substantial doubt about our ability to continue as a going concern.

	2017	2016
Net loss	$(9,147,397)	$(2,018,704)
Cash flow (negative) from operations	(2,226,753)	(1,845,765)
Negative working capital	(2,748,201)	(2,422,202)
Stockholders' deficit	(2,812,201)	(2,416,853)

As of December 31, 2017, Greenway Technologies has liabilities in excess of assets by $2.8 million. Also, during the year ended December 31, 2017, we used net cash of $2,230,759 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

The Company is in discussions with several oil and gas companies and other organizations regarding joint venture funding for its first gas-to-liquids (GTL) plant using the Company’s unique GTL system. Should an agreement be made, the joint venture relationship will provide funding at a level of $20M with an ongoing profit-sharing arrangement between the Company and the partner organizations and/or individuals with an economic profile previously not achievable in the GTL industry segment. While there are no assurances that financing for the first plant will be obtained on acceptable terms and in a timely manner, the failure to obtain the necessary working capital may cause the Company to move in one or more alternate directions to shepherd this revolutionary GTL system into production. Several alternate paths are under consideration in conjunction with the joint venture/profit sharing approach.

Our ability to achieve profitability will depend upon our ability to finance, manufacture and market/operate GTL units. Our growth is dependent on attaining profit from our operations and our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit. We will be unable to pay our obligations in the normal course of business or service our debt in a timely manner throughout 2018 without raising additional debt or equity capital. There can be no assurance that additional debt or equity capital will be raised.

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

Greenway Technologies currently has a need of approximately $150,000 per month to sustain operations and pay the University of Texas at Arlington (UTA) Sponsored Research Agreements until the first gas to liquids (“GTL”) Unit is completed. We will be unable to pay our obligations in the normal course of business or service our debt in a timely manner throughout 2017 without raising additional debt or equity capital. There can be no assurance that additional debt or equity capital will be raised.

While we are attempting to commence operations and generate revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of an offering of our securities. Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for Greenway Technologies, Inc. to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful. Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Results of Operations

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016.

We had no revenues for consolidated operations for the years ended December 31, 2017 and 2016. We reported consolidated net losses during the years ended December 31, 2017, and December 31, 2016, of $9,056,153 and $2,018,074, respectively.

 The following table summarizes consolidated operating expenses and other income and expenses for the years ended December 31, 2017, and December 31, 2016:

	2017	2016
General and administrative	$8,262,988	$1,050,101
Research and development	$867,052	$967,348
Depreciation and amortization	$349	$396
Gain from debt forgiveness	0	$30,076
Gain (loss) on derivative	($15,933)	($7,129)
Net interest expense (income)	$(1,075)	($14,676)
Loss on debt settlement	0	($8,500)

Operating Expenses. During the year ended December 31, 2017, operating expenses increased to $9,130,389 as compared to $2,017,845 for the year ended December 31, 2016. The increase was due primarily increase of stock-based compensation to $5,650,938 for the year ended December 31, 2017, compared to $41,280 for the year ended December 31, 2016 and $1,412,286 recorded as settlements of shareholder disputes in the year ended December 31, compared to $8,500 in the year ended December 31, 2016. Major operating expense categories consisted of the following from year to year;

  Officer Compensation. During the year ended December 31, 2017, officer compensation (including Greenway Innovative Energy, Inc. executive) increased to $3,645,000 (inclusive of $3,290,000 of stock-based compensation) as compared to $456,500 (inclusive of $37,500 of stock-based compensation) for the year ended December 31, 2016. Officer compensation increased due to $3,290,000 in stock-based compensation.

  Consulting Fees. During the year ended December 31, 2017, consulting expense increased to $234,950 as compared to $214,460 for the year ended December 31, 2016. The increase was primarily the result of consultants added for the Greenway Technologies GTL project.

  Professional Fees. During the year ended December 31, 2017, professional fees increased to $19,909 as compared to $5,963 for the year ended December 31, 2106. Professional fees increased primarily because of listing fees charged by the OTC Market.

  Travel Expenses. During the year ended December 31, 2017, travel expenses increased to $67,699 in the year ended December 31, 2017, compared to $39,880 in the year ended December 31, 2016. The increase was primarily due to travel related to presentations to potential investors.

  Legal Expenses. During the year ended December 31, 2017, legal expenses increased to $225,229 in the year ended December 31, 2017, compared to $200,171 in the year ended December 31, 2016. The increase was due primarily to legal fees related to securities and exchange reporting and corporate lawsuits.

  Research and Development Costs. During the year ended December 31, 2017, research and development costs decrease to $867,052 in the year ended December 31, 2017, compared to $967,348 in the year ended December 31, 2016. The decrease was due to the Company reaching the completion of its GTL demonstration model at UTA.

Interest Expense. During the year ended December 31, 2017, interest expense decreased to $1,075 as compared to interest expense of $14,676 for the year ended December 31, 2016. The increase was primarily due to the convertible promissory note being paid in March of 2017.

 Derivative Adjustment. During the year ended December 31, 2017, gain on derivative adjustment was $15,933 as compared to gain of $7,129 for year ended December 31, 2016. The change was due to the derivative liability calculated using the Black-Scholes Model pursuant to the outstanding convertible note payable and warrants.

Net Loss from Operations. Our net loss from operations increased to $9,147,397 for the year ended December 31, 2017, compared to $2,017,845 for the year ended December 31, 2016. The increase was due primarily increase of stock-based compensation to $5,607,938 and $1,412,286 recorded as settlements of shareholder disputes.

Consolidated net loss was $9,147,397 or $0.03 per basic and diluted earnings per share for the year ended December 31, 2017, compared to $2,018,704 or $0.02 per share for the year ended December 31, 2016. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 273,028,802 for the year ended December 31, 2017, and 202,062,054 for the year ended December 31, 2016.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our future operations. We cannot assure that we will be able to continue our operations without adequate funding. We had $91,518 in cash, total assets of $269,018 and total liabilities of $3,081,219 as of December 31, 2017. Total stockholder's deficit at December 31, 2017, was $23,623,602.

Liquidity is the ability of a company to generate adequate amounts of cash to meet its obligations. The following table provides certain selected balance sheet comparisons between December 31, 2017, and December 31, 2016:

			$	%
	2017	2016	Change	Change
Working Capital
Cash	$91,518	$67,964	$23,554	35%
Total current assets	$249,018	$81,440	$167,578	206%
Total assets	$269,018	$86,789	$182,229	210%
Accounts payable and accrued liabilities	$2,696,550	$2,313,332	$383,218	17%
Notes payable and accrued interest	$304,675	$134,253	$170,422	127%
Derivative liability	$105,643	$56,057	$49,586	88%
Total current liabilities	$2,997,219	$2,503,642	$493,577	20%
Total long term debt	$ 84,000	$ 0	$ 84,000
Total liabilities	$3,081,219	$2,503,642	$577,577	23%

Operating Activities

Net cash used in continuing operating activities during the year ended December 31, 2017, was $2,230,759 as compared to $1,845,765 for the year ended December 31, 2016. Items totaling approximately $7,276,368 contributing to the net cash used in continuing operating activities for the year ended December 31, 2017, include:

$9,147,397 net loss, offset by:

•	$5,650,938 increase in stock-based compensation.
•	$1,412,286 increase in settlement of stockholder dispute.
•	$349 of depreciation.
•	$212,765 increase in accounts payable and accrued expenses.

 Net cash used for continuing operating activities for the year ended December 31, 2016, was $1,845,765. Items totaling approximately $728,369 contributing to the net cash used in continuing operating activities for the year ended December 31 2016, include:

$2,018,074 net loss, offset by:

•	$41,280 increase in stock-based compensation.
•	$8,500 increase in settlement of stockholder dispute.
•	$349 of depreciation.
•	$678,240 increase in accounts payable and accrued expenses.

Investing activities

There were no cash flows from investing activities for the years ended December 31, 2017 and 2016.

Financing Activities

Net cash provided by financing activities was $2,250,307 for the year ended December 31, 2017, composed of $2,191,750 in sales of common stock, $318,008 proceeds from notes, $131,753 of payments on note payable, $58,190 repayment of shareholder advance, $69,508 purchase of treasury shares.

Net cash provided by financing activities was $1,913,729 for the year ended December 31, 2016, composed primarily of $1,755,000 in sales of common stock, $118,500 shareholder advances, $237,500 proceeds from notes, $94,024 in of repayments of shareholder advances, $89,600 repayments on notes payable and debt issue costs of $13,647.

We are in discussions with several oil and gas companies and other organizations regarding joint venture funding for our first GTL plant using our unique GTL system. Should an agreement be made, the joint venture relationship will provide funding at a level of $20M with an ongoing profit-sharing arrangement between Greenway Technologies and the partner organizations and/or individuals with an economic profile previously not achievable in the GTL industry segment. While there are no assurances that financing for the first plant will be obtained on acceptable terms and in a timely manner, the failure to obtain the necessary working capital may cause Greenway Technologies to move in one or more alternate directions to shepherd this revolutionary GTL system into production. Several alternate paths are under consideration in conjunction with the joint venture/profit sharing approach.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The general business strategy of Greenway Technologies is to first develop our GTL Technology to maintain Greenway Technologies’ viability, while seeking capital and then explore and research its existing mining leases properties. As shown in the accompanying consolidated financial statement, Greenway Technologies has incurred cumulative deficits of $23,623,602 and $14,476,205 as of December 31, 2017, and December 31, 2016, respectively. The ability of Greenway Technologies to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of Greenway Technologies to obtain necessary financing to fund ongoing operations.

Commitments

Employment Contracts

In May 2011, Greenway Technologies entered into employment agreements with its chief executive officer, president and chief financial officer. The agreements were for a term of five years, ending on May, 31, 2016. No management fees were accrued during 2017. During the year ended December 31, 2016, Greenway Technologies accrued a total of $150,000 as management fees in accordance with the terms of these agreements.

In August 2012, Greenway Technologies entered into employment agreements with the president and chairman of the board of GIE for a term of five years with compensation of $90,000 per year. In September 2014, the president’s employment agreement was amended to increase his annual pay to $180,000. During the years ended December 31, 2017 and 2016, respectively, the Company paid and accrued a total of $180,000 and $191,250, respectively, towards the employment agreement.

In the August 2012 acquisition agreement with GIE, Greenway Technologies agreed to issue an additional 7,500,000 shares of restricted common stock when the first GTL unit is built and becomes operational and is capable of producing 2,000 barrels of diesel or jet fuel per day and pay GIE a 2% royalty on all gross production sales on each unit placed in production.

Consulting Agreement

On November 28, 2017, the Company entered into a three-year consulting agreement with Chisos Equity Consultants, LLC for public relations, consulting and corporate communications services. The initial payment was 1,800,000 shares of the Company’s restricted common stock. Additional payments upon the Company’s common stock reaching certain price points as follows;

  500,000 shares at the time the Company’s common stock reaches $0.25 per share during the first year
  500,000 shares at the time the Company’s common stock reaches $0.45 per share during the first year
  1,000,000 shares at the time the Company’s common stock reaches $0.90 per share during the first or second year
  2,000,000 shares at the time the Company’s common stock reaches $1.50 per share during the first or second year
  3,000,000 shares at the time the Company’s common stock reaches $2.00 per share during the term of the agreement
  1,000000 shares at the time the Company’s common stock reaches $10.00 per share during the term of the agreement

 Mining Leases

We have a minimum commitment for 2018 of approximately $11,160 in annual maintenance fees for its United States Bureau of Land Management (“BLM”) mining lease, which is due by September 1, 2018. Once Greenway Technologies enters the production phase, royalties owed to the BLM will be equal to 10% of production. There is no actual lease agreement with the BLM; Greenway Technologies files an annual maintenance fee form to hold the claims.

Financing

our financing has been provided by loans, advances from shareholders and by issuing shares of its common stock in various private placements to related parties and individuals.

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

We believe that the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014, with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). Greenway Technologies adopted the guidance on January 1, 2018 and applied the cumulative catch-up transition method. The transition adjustment to be recorded to shareholders’ equity upon adoption of the new standard is not expected to be material.

Greenway Technologies has not, to date, generated any revenues.

Stock-Based Compensation

Accounting Standard 718, “Accounting for Stock-Based Compensation” (“ASC 718”) established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. In January 2006, Greenway Technologies implemented ASC 718, and accordingly, we account for compensation cost for stock option plans in accordance with ASC 718.

Greenway Technologies accounts for share-based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

Income Taxes

Greenway Technologies accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires that Greenway Technologies recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Greenway Technologies has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Open tax years, subject to IRS examination include 2013 – 2016.

Net Loss Per Share, Basic and Diluted

Greenway Technologies has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10), specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon conversion of notes payable and the exercise of warrants has been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

Derivative Financial Instruments

Greenway Technologies accounts for derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

See Notes 5, 6 and 7 to the financial statements for discussions regarding convertible notes payable and warrants.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject Greenway Technologies to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. Greenway Technologies places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Impact of New Accounting Standards

Greenway Technologies has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, Greenway Technologies believes that none of these pronouncements are expected to have a significant effect on its consolidated financial statements.

Subsequent Events

None that have not been reported herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1, et seq.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

See Item 9A(T) below.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of December 31, 2017.

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSOII) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017:

•	Greenway Technologies has inadequate segregation of duties within its cash disbursement control design.
•	During the year ended December 31, 2017, Greenway Technologies internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.
•	Greenway Technologies does not have a sufficient number of independent directors for its board and audit committee. We currently have two independent directors on our board, which is comprised of six directors, and we do not have a functioning audit committee. As a publicly-traded company, we should strive to have a majority of our board of directors be independent.

Greenway Technologies is continuing the process of remediating its control deficiencies. However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and Greenway Technologies is able to conclude that such internal controls are operating effectively. We cannot provide assurance that these procedures will be successful in identifying material errors that may exist in our financial statements. We cannot make assurances that we will not identify additional material weaknesses in its internal control over financial reporting in the future. Management plans, as capital becomes available to us, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting and financial professionals.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we continue to work towards an effective internal control environment.  There were no changes that occurred during the fourth quarter of the fiscal year covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Greenway Technologies as of December 31, 2017:

Name	Age	Position	Director Since
D. Patrick Six	65	Chairman of the Board, Chief Financial Officer, President, and Director	2016
Raymond Wright	81	Secretary and Director	2016
Ransom Jones	70	Director	2016
Craig Takacs	52	Director	2002
Kevin Jones	54	Director	2016
Kent J. Harer	61	Director	2017

The members of our board of directors are subject to change from time to time by the vote of the shareholders at special or annual meetings to elect directors. Our current board of directors consists of three directors, who have expertise in the business of Greenway Technologies.

The foregoing notwithstanding, except as otherwise provided in any resolution or resolutions of the board, directors who are elected at an annual meeting of shareholders, and directors elected in the interim to fill vacancies and newly created directorships, will hold office for the term for which elected and until their successors are elected and qualified or until their earlier death, resignation or removal.

Whenever the holders of any class or classes of stock or any series thereof are entitled to elect one or more directors pursuant to any resolution or resolutions of the board, vacancies and newly created directorships of such class or classes or series thereof may generally be filled by a majority of the directors elected by such class or classes or series then in office, by a sole remaining director so elected or by the unanimous written consent or the affirmative vote of a majority of the outstanding shares of such class or classes or series entitled to elect such director or directors. Officers are elected annually by the directors. Ransom Jones and Kevin Jones are brother. Otherwise, there are no other family relationships among our directors and officers.

We may employ additional management personnel, as our board of directors deems necessary. Greenway Technologies has not identified or reached an agreement or understanding with any other individuals to serve in management positions but does not anticipate any problem in employing qualified staff.

A description of the business experience for each of the directors and executive officers of Greenway Technologies is set forth below.

D. Patrick Six was elected a director on March 7, 2016 and president and chief financial officer on April 24, 2017. Mr. Six has served as a vice-president of Greenway Innovative Energy, Inc., our wholly-owned subsidiary, since 2013. He has also provided consulting serves to the registrant, since May 2011. He has been in the oil and gas industry for 37 years as an independent operator of oil and gas properties both as an owner and consultant. He received a BBA in marketing from Texas Tech University in Lubbock, Texas.

Raymond Wright was elected a director on March 7, 2016. Mr. Wright has served as the president of Greenway Innovative Energy, Inc. since August 2012. Mr. Wright was a co-founder of DFW Genesis in 2009, where he began working on the GTL process and worked through 2012, when he and Conrad Greer formed Greenway Innovative Energy, Inc. to continue working on the GTL process. Previously, Mr. Wright worked with Dallas based Texas Instruments (TI) operations where he managed and opened up new markets for TI in England. He developed and built a materials manufacturing facility for TI’s European operation and introduced TI’s light sensor technology in Europe.

 Ransom Jones was appointed interim chief executive officer on January 14, 2016, director on March 7, 2016, and president on August 4, 2016. Mr. Jones was replaced as president by D. Patrick Six on April 24, 2017. Mr. Jones has over 40 years of diverse business experience. He is a retired partner of KPMG Peat Marwick and former chief financial officer of two publicly traded corporations, Western Preferred Corporation and El Paso Refining, Inc. He has also served as an officer of some of the largest and most prestigious global financial institutions including Goldman Sachs, Citicorp, ABN-AMRO Bank and AIG. After resigning from AIG, Mr. Jones created a very successful small business for life insurance lending. He graduated from the University of Texas at El Paso in 1971 with a BBA, Accounting.

Craig Takacs has served a director of Greenway Technologies since its incorporation in March 2002. Mr. Takacs served as president and chief executive officer of our predecessor, Dynalyst Manufacturing Corporation, from March 2002 until his resignation in August 2009. Prior to Dynalyst, Mr. Takacs worked for Institutional Capital Management, where he served as the firm’s technology analyst. Mr. Takacs received his BBA in Business Management in 1984 from Texas A&M University.

Kevin Jones was elected a director on March 7, 2016. Mr. Jones founded All Commercial Floors in 1999 and is responsible for its overall operation. Under his leadership ACF has grown from a two-person business in the corner of his garage to one of the largest and, we feel, one of the most respected commercial flooring companies in the country with offices throughout the United States, and with annual sales exceeding $40 million. Mr. Jones attended Texas Tech University in Lubbock, Texas.

Kent J. Harer was elected a director on February 3, 2017. Since 1996, he has served as Senior Account Manager for Air Liquide Industries US LP, an affiliate of Air Liquide, S.A., a large French multinational industrial gas company.

Other Significant Personnel

In addition to the officers and directors described above, on October 31, 2017, effective as of September 18, 2017, Thomas Phillips was elected as Vice President of Operations for Greenway Innovative Energy, Inc., a Nevada corporation, and a wholly-owned subsidiary of the registrant.

There are no material plans, contracts or arrangements (whether or not written) with respect to Mr. Phillips’ election as Vice President of Operations for Greenway Innovative Energy, Inc. Any such plans, contracts or arrangements, if any, will be worked out at a later date.

Mr. Phillips, age 50, holds a Bachelor of Science in Industrial Engineering from Texas A&M University. In addition, Mr. Phillips has been designated a Distinguished Alumnus of Texas A&M University.

Mr. Phillips is a highly experienced and accomplished deal making executive with a very successful acquisition and divestiture track record. He has developed and executed strategies for profitable business plans across a wide range of industries (i.e., banking, finance, private equity, technology, real estate, oil and gas). After starting his career with Lone Star Gas building and operating pipelines and natural gas processing plants, Mr. Phillips joined JP Morgan FCS/Financial Computer Software (a spinoff of Highland Capital Management), where he built and managed a sales team that allowed the company to grow revenues from $2.5 MM annually to over $85 MM. Soon after the company was purchased, Mr. Phillips was asked to join senior management at BCR Environmental/NuTerra Management LLC, a municipal wastewater treatment technology company and related solutions provider. A transaction of roughly $11 million was completed involving a shift in the ownership of the firm to provide liquidity and expansion capital. Early in 2017, Mr. Phillips was brought aboard to guide the registrant’s operations with Raymond Wright, the president of Greenway Innovative Energy, Inc. Presently, Mr. Phillips is working with the Conrad Greer Lab professors at the University of Texas at Arlington to optimize the registrant’s GTL process and move the registrant from a research and developmental stage to a commercial production stage.

Committees of the Board

We do not currently have any committees of our board of directors. However, we do plan to adopt various committees in the near future.

The responsibilities of the committees to be adopted in the future are currently are fulfilled by our board of directors and all of our directors participate in such responsibilities, only two of whom are “independent” as defined under Rule 4200(a)(15) of the NASD’s listing standards described below, as our financial constraints have made it extremely difficult to attract and retain other qualified independent board members. Since we do not have any committees, our entire board of directors participates in all of the considerations with respect to our audit, compensation and nomination deliberations.

Rule 4200(a)(15) of the NASD’s listing standards defines an “independent director” as a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons shall not be considered independent:

•	A director who is, or at any time during the past three years was, employed by the company;
•	A director who accepted or who has a Family Member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a Family Member who is an employee (other than as an executive officer) of the company; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation. Provided, however, that in addition to the requirements contained in this paragraph, audit committee members are also subject to additional, more stringent requirements under Rule 4350(d).
•	A director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;
•	A director who is, or has a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed five percent of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in the company’s securities; or (ii) payments under non-discretionary charitable contribution matching programs.
•	A director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or
•	A director who is, or has a Family Member who is, a current partner of the company’s outside auditor, or was a partner or employee of the registrant’s outside auditor who worked on the company’s audit at any time during any of the past three years.

We hope to add more qualified independent members of our board of directors at a later date, depending upon our ability to reach and maintain financial stability.

Audit Committee

The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board when performing the functions of what would generally be performed by an audit committee. The board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. At the present time, D. Patrick Six, our chief executive officer and chief financial officer, and Ransom Jones, one of our directors, are considered to be our experts in financial and accounting matters.

Nomination Committee

Our size and the size of our board, at this time, do not require a separate nominating committee. When evaluating director nominees, our directors consider the following factors:

•	The appropriate size of our board of directors;
•	Our needs with respect to the particular talents and experience of our directors;
•	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board;
•	Experience in political affairs;
•	Experience with accounting rules and practices; and
•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

Our goal is to assemble a board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the board may also consider such other factors as it may deem are in our best interests as well as our shareholders. In addition, the board identifies nominees by first evaluating the current members of the board willing to continue in service. Current members of the board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the board does not wish to continue in service or if the board decides not to re-nominate a member for re-election, the board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the board are polled for suggestions as to individuals meeting the criteria described above. The board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third-party search firm, if necessary. The board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on the reports received by us, the transaction report of Company transactions supplied by our transfer agent and our shareholders list as of December 31, 2017, to the best of our knowledge all required directors, officers and greater than 9.99% percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2017.

Communication with Directors

Shareholders and other interested parties may contact any of our directors by writing to them at Greenway Technologies, Inc. at 8851 Camp Bowie West, Suite 240, Fort Worth, Texas 76116, Attention: Corporate Secretary.

Our board has approved a process for handling letters received by us and addressed to any of our directors. Under that process, one of our officers will review all such correspondence and regularly forwards to the directors a summary of all such correspondence, together with copies of all such correspondence that, in the opinion of such officer, deal with functions of the board or committees thereof or that he otherwise determines requires their attention. Directors may at any time review a log of all correspondence received by us that are addressed to members of the board and request copies of such correspondence.

Conflicts of Interest

With respect to transactions involving real or apparent conflicts of interest, we have adopted written policies and procedures which require that:

•	The fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval;
•	The transaction be approved by a majority of our disinterested outside directors; and
•	The transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have adopted an amended Code of Ethics for Senior Executive Officers and Senior Financial Officers that applies to our president, chief executive officer, chief operating officer, chief financial officer, and all financial officers, including the principal accounting officer. The code provides as follows:

•	Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by us with the Securities and Exchange Commission or disclosed to our shareholders and/or the public.
•	Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by us in our public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the Securities and Exchange Commission.
•	Each officer shall promptly notify our general counsel, if any, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or our Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in our financial reporting, disclosures or internal controls.
•	Each officer shall immediately bring to the attention of our general counsel, if any, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to us and the operation of our business, by us or any of our agents.
•	Any waiver of this Code of Ethics for any officer must be approved, if at all, in advance by a majority of the independent directors serving on our board of directors. Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations and listing standards.

We have posted a copy of our Code of Ethics on our website. We will provide to any person without charge, upon request, a copy of our Code of Ethics. Any such request should be directed to our corporate secretary at the address listed below in the next paragraph. The information contained in our website shall not constitute part of this report.

Item 11.	Executive Compensation.

Summary of Cash and Certain Other Compensation

At present, Greenway Technologies has two executive officers, Messrs. Six and Wright.

 Greenway Technologies Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended December 31, 2017, and December 31, 2016:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Patrick Six (1)	2017	135,000	-0-	1,400,000	-0-	-0-	-0-	-0-	1,535,000
R. Jones (2)	2017	40,000	-0-	490,000	-0-	-0-	-0-	-0-	530,000
	2016	20,400	-0-	37,500	-0-	-0-	-0-	-0-	57,900
R. J. Halden (3)	2016	48,985	-0-	-0-	-0-	-0-	-0-	-0-	48,985
Ray Wright (4)	2017	150,000	-0-	1,400,000	-0-	-0-	-0-	-0-	1,550,000
	2016	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
R. Moseley (5)	2016	40,000	-0-		-0-	-0-	-0-	-0-	40,000

__________

(1)	Mr. Six was elected as our chief executive officer on April 24, 2017. On January 4, 2017, Mr. Six received 10,000,000 shares of our common stock valued at $0.14 per share.
(2)	Mr. Jones was our interim chief executive officer, effective January 14, 2016, and president from August 4, 2016, through April 24, 2017. On January 4, 2017, Mr. Jones received 3,500,000 shares of our common stock valued at $0.14 per share. On October 2, 2016, Mr. Jones received 375,000 shares of our common stock valued at $0.10 per share.
(3)	Mr. Halden was our former president and a director. He resigned from both positions on January 14, 2016.
(4)	Mr. Wright was elected as our corporate secretary on January 4, 2017. On January 4, 2017, Mr. Wright received 10,000,000 shares of our common stock valued at $0.14 per share.
(5)	Mr. Moseley was our former chief financial officer and a former director. He resigned from both positions on November 21, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, December 31, 2017:

	Option Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Patrick Six (1)	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-	-0-
R. Jones (2)	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-	-0-
Ray Wright (3)	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-	-0-

__________

(1)	Mr. Six was elected as our chief executive officer on April 24, 2017.
(2)	Mr. Jones was our interim chief executive officer, effective January 14, 2016, and president from August 4, 2016, through April 24, 2017.
(3)	Mr. Wright was elected as our corporate secretary on January 4, 2017.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of December 31, 2017, by:

•	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;
•	Each director;
•	Each named executive officer; and
•	All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent
D. Patrick Six (3)	15,700,000	5.46%
Raymond Wright (4)	18,000.000	6.26%
Craig Takacs (5)	3,157,563	1.10%
Ransom Jones (6)	3.375,000	1.17%
Kevin Jones (7)	19,000,000	6.61%
Kent Harer (8)	0	0%
All directors and officers as a group (six persons)	59,232,563	20.59%
Randy Moseley (9)	22,178,302	7.71%
Richard Halden (10)	16,500,279	5.74%
Paul Alfano	21,250,000	7.39%

________

(1)	Unless otherwise indicated, the address for each of these shareholders is c/o Greenway Technologies, Inc., at 8851 Camp Bowie West, Suite

240, Fort Worth, Texas 76116. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he beneficially owns.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of December 31, 2017, there were outstanding 287,681,826 shares of our common stock.
(3)	Mr. Six is our chairman of the board, chief executive officer, chief financial officer, and director.
(4)	Mr. Wright is our corporate secretary and director, and president of Greenway Innovative Energy, Inc., our wholly-owned subsidiary.
(5)	Mr. Takacs is a director.
(6)	Mr. Ransom Jones is a director and was formerly our interim chief executive officer, effective January 14, 2016, and president from August 4, 2016, through April 24, 2017. Ransom Jones and Kevin Jones are brothers.
(7)	Mr. Kevin Jones is a director. Kevin Jones and Ransom Jones are brothers.
(8)	Mr. Harer is a director.
(9)	Mr. Moseley was our former chief financial officer and a former director. He resigned from both positions on November 21, 2016.
(10)	Mr. Halden was our former president and a director. He resigned as president on January 14, 2016 and as a director on February 1, 2017.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

•	The operation of which may at a subsequent date result in a change in control of the registrant; or
•	With respect to the election of directors or other matters.
Item 13.	Certain Relationships and Related Transactions and Director Independence.

Other as stated above, there are no other agreements with any of our officers and directors.

Shareholders made loans and advances to the Company in the amounts of $219,509 (Tunstall Canyon Group $166,667, Kevin Jones $51,342 and Pat Six $1,500) and $141,040 (Kevin Jones $121,040 and Tunstall Canyon Group $20,000) during the years ended December 31, 2017 and 2016, respectively.  During the year ended December 31, 2107, a shareholder Richard Halden purchased 2,250,000 shares of class A common stock for $225,000 ($0.010 per shares and Kevin Jones received repayment of $59,690 loan. During the year ended December 31, 2016, Tunstall Canyon elected to convert advances of $51,500 to shares of class A common stock at an average value of $0.0775 per share and Kevin Jones received repayment of $151,000 loan. A shareholder forgave $30,077 of advances during the year ended December 31, 2016.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by SolesHeyn CPA, our independent auditors for the audit of our financial statements for the years ended December 31, 2017, and December 31, 2016:

	2017	2016
Audit Fees	$28,700	$26,300
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
Total	$28,700	$26,300

Audit Fees were for professional services for auditing and reviewing our financial statements, as well as for consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Pre-Approval Policy for Services of Greenway Technologies, Inc. Independent Auditors

Our board of directors reviews the Form 10-Q and Form 10-K filings before their filing. In addition, our board of directors reviews the audit plans and anticipated fees for audit and tax work prior to the commencement of that work. All fees paid to the independent auditors are pre-approved by our board of directors. These services may include audit services, audit-related services, tax services and other services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	All financial statements are included in Item 8 of this report.
(b)	All financial statement schedules required to be filed by Item 8 of this report and the exhibits contained in this report are included in Item 8 of this report.
(c)	The following exhibits are attached to this report:
Exhibit No.	Identification of Exhibit
2.1**	Combination Agreement executed as of August 18, 2009, between Dynalyst Manufacturing Corporation and Universal Media Corporation, filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.1**	Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on March 13, 2002, filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.2**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on June 7, 2006, filed as Exhibit 3.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.3**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on August 28, 2009, changing the corporate name to Universal Media Corporation, filed as Exhibit 3.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.4**	Articles of Amendment of Articles of Incorporation of Universal Media Corporation filed with the Secretary of State of Texas on March 23, 2011, changing the corporate name to UMED Holdings, Inc., filed as Exhibit 3.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.5**	Articles of Amendment of Certificate of Formation of UMED Holdings, Inc. filed with the Secretary of State of Texas on June 23, 2017, changing the corporate name to Greenway Technologies, Inc., filed as Exhibit 3.1 to the registrant’s Form 8-K/A on July 20, 2017, Commission File Number 000-55030.
3.6**	Bylaws of Dynalyst Manufacturing Corporation, filed as Exhibit 3.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.7**	Articles of Incorporation of Greenway Innovative Energy, Inc. filed with the Secretary of State of Nevada on July 6, 2012, filed as Exhibit 3.7 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.8**	Bylaws of Greenway Innovative Energy, Inc., filed as Exhibit 3.8 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.1**	Code of Ethics for Senior Financial Officers, filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.

10.2**	Purchase Agreement dated as of May 1, 2012, between Universal Media Corporation and Mamaki Tea & Extract, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.3**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.4**	Second Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.5**	Purchase Agreement dated August 29th, 2012, between Universal Media Corporation and Greenway Innovative Energy, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.6**	Purchase Agreement dated as of February 23, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.7**	Asset Purchase Agreement dated as of October 2, 2011, between Jet Regulators, L.C., R/T Jet Tech, L.P. and UMED Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.8**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Kevin Bentley, filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.9**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. Randy Moseley, filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.10**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Richard Halden, filed as Exhibit 10.11 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.11**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Raymond Wright, filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.12**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Conrad Greer, filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.13**	Consulting Agreement dated May 27, 2011, between UMED Holdings, Inc. and Jabez Capital Group, LLC, filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.14**	Promissory Note in the amount of $850,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Southwest Capital Funding, Ltd., filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.15**	Modification of Note and Liens effective as of October 1, 2012, between Southwest Capital Funding, Ltd. and Mamaki Tea, Inc., filed as Exhibit 10.16 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.16**	Second Modification of Note and Liens effective as of December 20, 2012, between Southwest Capital Funding, Ltd., Mamaki Tea, Inc., and Mamaki of Hawaii, Inc., filed as Exhibit 10.17 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.17**	Promissory Note in the amount of $150,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Robert R. Romer, filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.18**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.

10.19**	Securities Purchase Agreement dated September 18, 2014, between UMED Holdings, Inc. and Tonaquint, Inc., filed as Exhibit 10.19 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.20**	Promissory Note in the amount of $158,000 dated September 18, 2014, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.20 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.21**	Warrant dated September 18, 2014, for $47,400 worth of UMED Holdings, Inc. shares issued to Tonaquint, Inc., filed as Exhibit 10.21 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.22**	Office Lease Agreement dated October 2015, between UMED Holdings, Inc. and The Atrium Remains the Same, LLC, filed as Exhibit 10.22 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.23**	Warrant dated October 31, 2015, for 4,000,000 shares issued to Norman T. Reynolds, Esq, filed as Exhibit 10.23 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.24**	Promissory Note in the amount of $36,000 dated March 8, 2016, executed by UMED Holdings, Inc. payable to Peter C. Wilson, filed as Exhibit 10.24 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.25**	Convertible Promissory Note in the amount of $224,000 dated May 4, 2016, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.25 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.26**	Severance and Release Agreement by and between UMED Holdings, Inc. and Randy Moseley dated November 11, 2016, filed as Exhibit 10.26 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.27**	Settlement and Mutual Release Agreement dated January 13, 2017, executed by UMED Holdings, Inc. in connection with Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison, filed as Exhibit 10.27 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.28**	Warrant dated February 1, 2017, for 2,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.28 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.29**	Warrant dated February 1, 2017, for 4,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.29 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.30**	Severance and Release Agreement by and between UMED Holdings, Inc. and Richard Halden dated February 1, 2017, filed as Exhibit 10.30 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.31**	Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, LLC, and UMED Holdings, Inc., filed as Exhibit 10.31 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.32**

Consulting Agreement by and between the registrant and Chisos Equity Consultants, LLC, as amended on February 16, 2018, and March 19, 2018, filed as Exhibit 10.1 to the registrant’s Form 8-K, on March 21, 2018, Commission File Number 000-55030.

10.33*	Promissory Note in the amount of $100,000 dated November 13, 2017, executed by Greenway Technologies, Inc. payable to Wildcat Consulting Group LLC.
10.34*	Subordinated Convertible Promissory Note in the amount of $166,667 dated December 20, 2017, executed by Greenway Technologies, Inc. payable to Tunstall Canyon Group LLC.
10.35*	Warrant dated November 30, 2017 for 1,000,000 shares issued to MTG Holdings, LTD
10.36*	Greer Family Trust Promissory Note and Settlement

31.1*	Certification of D. Patrick Six, Chief Executive Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of D. Patrick Six, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of D. Patrick Six, Chief Executive Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of D. Patrick Six, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

*         Filed herewith.

**       Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: April 5, 2018.

By /s/ D. Patrick Six

D. Patrick Six, President and Chief Executive Officer

By /s/ D. Patrick Six

D. Patrick Six, Chief Financial Officer and

Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. Patrick Six D. PATRICK SIX	Chairman, Chief Executive Officer, and Director	April 5, 2018
/s/ Craig Takacs CRAIG TAKACS	Director	April 5, 2018
/s/ Ransom Jones RANSOM JONES	Director	April 5, 2018
/s/ Kevin Jones KEVIN JONES	Director	April 5, 2018
/s/ Kent Harer KENT HARER	Director	April 5, 2018
/s/ Raymond Wright RAYMOND WRIGHT	Secretary and Director	April 5, 2018
37

Greenway Technologies, Inc.

Financial Statements

Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of

Greenway Technologies, Inc.

Fort Worth, Texas

We have audited the accompanying balance sheets of Greenway Technologies, Inc. (the Company) as of December 31, 2017 and 2016 and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2017, the Company had accumulated losses of approximately $23,624,000, has generated limited profit, and may experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Soles, Heyn & Company, LLP Soles, Heyn & Company, LLP

We have served as the Company’s auditor since 2015.

West Palm Beach, Florida

April 4, 2018

GREENWAY TECHNOLOGIES, INC.

Consolidated Balance Sheet

	December 31,	December 31,
	2017	2016
Assets
Current Assets
Cash	$91,518	$67,964
Prepaid expenses	157,500	13,476
Total Current Assets	249,018	81,440

Fixed assets
Property & equipment	4,015	4,015
Less depreciation	4,015	3,666
	0	349
Other Assets
Other assets	$20,000	$5,000
Total Assets	$269,018	$86,789

Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable	$140,039	$86,518
Advances from stockholders	1,500	59,690
Accrued management fees	1,666,602	1,916,602
Notes payable	153,841	13,500
Accrued expenses	778,760	250,522
Current portion of convertible note payable, net of discounts of $81,833 and $13,647	150,834	120,753
Derivative liability	105,643	56,057
Total Current Liabilities	2,997,219	2,503,642
Long term convertible note payable, less current portion of $66,000	84,000	0
Total Liabilities	3,081,219	2,503,642
Commitments and Contingencies
Stockholders' Deficit
Class B stock, 20,000,000 shares authorized, par value $0.0001,
0 issued and outstanding at December 31, 2017 and
126,938 at December 31, 2016	0	13
Class A stock 300,000,000 shares authorized, par value $0.0001,
287,681,826 and 231,118,372 issued and outstanding at
December 31, 2017 and December 31, 2016, respectively	28,771	23,114
Additional paid-in capital	20,782,630	12,036,225
Accumulated deficit	(23,623,602)	(14,476,205)
Total Stockholders' Deficit	(2,812,201)	(2,416,853)
Total Liabilities & Stockholders' Deficit	$269,018	$86,789

See accompanying notes to consolidated financial statements

GREENWAY TECHNOLOGIES, INC.

Statements of Operations

For the years ended December 31, 2017 and 2016

	2017	2016

Loss from operations
General and administrative	$8,262,988	$1,050,101
Research and development	867,052	967,348
Depreciation	349	396
Total Expense	9,130,389	2,017,845

Operating loss	(9,130,389)	(2,017,845)

Other income (expenses)
Debt forgiveness	0	30,076
Loss on debt settlement	0	(8,500)
Loss on change in fair value of derivatives	(15,933)	(7,129)
Interest expense	(1,075)	(14,676)
Total other expenses	(17,008)	(229)

Loss before income taxes	(9,147,397)	(2,018,074)

Provision for income taxes	0	0

Net loss	$(9,147,397)	$(2,018,074)

Basic loss per share;
Net loss per share	$(0.03)	$(0.01)

Weighted average shares
Outstanding;
Basic and diluted	273,028,802	202,062,054

See accompanying notes to consolidated financial statements

GREENWAY TECHNOLOGIES, INC.

Consolidated Statement of Stockholders' Deficit

For the years ended December 31, 2017 and 2016

	Class B Number of Shares	Stock Par Value $0.0001 Amount	Class A Number of Shares	Par Value $0.0001 Amount	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance December 31, 2015	15,126,938	$1,513	183,882,132	$18,389	$10,167,670	$(12,458,131)	$(2,270,559)

Sale of common stock	—	—	31,055,955	3,107	1,751,913	—	1,755,000

Conv of class B
common to class A common	(15,000,000)	(1,500)	1,500,000	1,500		—	—

Convert shareholders' advances to common stock	—	—	0 664,285	66	51,434	—	51,500

Shares issued for services	—	—	516,000	52	41,228	—	41,280

Shares issued for note settlement	—	—	200,000	20	23,980	—	24,000

Net loss	—	—	—	—	—	(2,018,074)	(2,018,074)
Balance December 31, 2016	126,938	$13	231,118,372	$23,114	$12,036,225	$(14,476,205)	$(2,416,853)

Conv of class B
common to class A common	(126,938)	(13)	693,932	70	(57)	—	—

Sale of common stock	—	—	21,004,716	2,100	2,189,650	—	2,191,750

Shares issued to settle shareholder disputes	—	—	7,346,000	735	898,205	—	898,940

Shares issued for services	—	—	35,856,666	3,586	4,965,064	—	4,968,650

Shares returned to be cancelled			(8,337,860)	(834)	(68,673)		(69,507)

Beneficial conversion feature					27,083		27,083
Warrants issued for services					735,133		735,133

Net loss	—	—	—	—	—	(9,147,397)	(9,147,397)
Balance
December 31, 2017	0	$0	287,681,826	$28,771	$20,782,630	$(23,623,602)	$(2,812,201)

  See accompanying notes to consolidated financial statements

GREENWAY TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2017 and 2016

	2017	2016
Cash Flows from Operating Activities
Net Loss from Operations	$(9,147,397)	$(2,018,074)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	349	395
Stock based compensation	5,650,938	41,280
Loss on shareholder disputes and debt settlement	1,412,286	8,500
Interest and amortization of debt discounts	3,744	206
Debt forgiveness	0	30,076
Loss (gain) change in fair value of derivatives	8,908	7,129
Changes in operating assets and liabilities:
Prepaid insurance	(144,024)	(13,476)
Other assets	(15,000)	(5,000)
Accounts payable	53,521	973
Accrued management fees	(250,000)	122,985
Derivative liability	40,678
Accrued expenses	159,244	(20,759)

Net Cash Used in Operating Activities	(2,226,753)	(1,845,765)

Cash Flows from Investing Activities	0	0

Cash Flows from Financing Activities
Advances from shareholders converted to common stock	0	118,500
Repayment of advances from shareholders	(58,190)	(94,024)
Increase in notes payable	151,342	13,500
Payments on note payable	(11,000)	0
Proceeds from convertible note payable	166,667	224,000
Payments on convertible note payable	(120,754)	(89,600)
Purchase of treasury shares	(69,508)	0
Debt issuance costs	0	(13,647)
Proceeds from sale of common stock	2,191,750	1,755,000
Net Cash Provided by Financing Activities	2,250,307	1,913,729

Net Increase in cash for the year	23,554	67,9644
Cash Beginning of Year	67,964	0
Cash End of Year	$91,518	$67,964

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$0	$14,537
Cash Paid during the period for taxes	$0	$0
Conversion of class B common stock to class A common stock	$13	$1,500

The accompanying notes are an integral part of these financial statements

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 – ORGANIZATION

Nature of Operations

Greenway Technologies, Inc. ("Greenway” or the "Company") was organized on March 13, 2002 under the laws of the State of Texas as Dynalyst Manufacturing Corporation.  On August 18, 2009, in connection with a merger with Universal Media Corporation, a privately held Nevada company, the Company changed its name to Universal Media Corporation ("UMC").  The company changed its name to Greenway Technologies, Inc. on March 23, 2011.

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

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Greenway and its wholly-owned subsidiaries. The Company entered into an agreement with Jet Regulators at December to return its ownership interest for the return of 300,000 shares of the Company's common stock. All significant inter-company accounts and transactions were eliminated in consolidation.

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

 Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company sustained a loss of approximately $9 million for the year ended December 31, 2017 and has a working capital deficiency of approximately $2.7 million and liabilities in excess of assets of approximately $2.8 at December 31, 2017. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

The Company is in discussions with several oil and gas companies and other organizations regarding joint venture funding for its first gas-to-liquids (GTL) plant using the Company’s unique GTL system. Should an agreement be made, the joint venture relationship will provide funding at a level of $20M with an ongoing profit-sharing arrangement between the Company and the partner organizations and/or individuals with an economic profile previously not achievable in the GTL industry segment. While there are no assurances that financing for the first plant will be obtained on acceptable terms and in a timely manner, the failure to obtain the necessary working capital may cause the Company to move in one or more alternate directions to shepherd this revolutionary GTL system into production. Several alternate paths are under consideration in conjunction with the joint venture/profit sharing approach.

The accompanying consolidated financial statements do not include any adjustment to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the presentation of the consolidated financial statements are as follows.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents.  There were no cash equivalents at December 31, 2017, or December 31, 2016.

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

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Open tax years, subject to IRS examination include 2014 – 2017.

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants (12,810,625) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

See Note 7 below for discussion regarding convertible notes payable and warrants.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The valuation of the Company’s notes recorded at fair value is determined using Level 3 inputs, which consider (i) time value, (ii) current market and (iii) contractual prices.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, receivables, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2017 and 2016:

Description	Level 1	Level 2	Level 3
2017 Derivative Liabilities	$0	$0	$105,643
2016 Derivative Liabilities	$0	$0	$56,057

The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense in the accompanying consolidated financial statements.

 The change in the notes payable at fair value for the year ended December 31, 2017, is as follows:

	Fair Value	Change in	New		Fair Value
	January 1, 2017	Fair Value	Convertible Notes	Conversions	December 31, 2017

Derivative Liabilities	$(56,057)	$(49,586)	$0	$0	$(105,643)

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

At December 31, 2017, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions.  At times, such deposits may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $867,052 and $967,348 during the years ended December 31, 2017 and 2016, respectively.

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

 NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulated depreciation at December 31, 2017 and 2016, respectively, are summarized as follows:

	Range of
	Lives in
	Years	2017	2016
Equipment	5	2,032	2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulate depreciation		(4,015)	(3,666)
		$0	349

Depreciation expense for the year ended December 31, 2017 and 2016.		$349	$396

NOTE 5 – TERM NOTES PAYABLE

Term notes payable consisted of the following at December 31, 2017 and 2016;

	2017	2016

Unsecured note payable dated March 8, 2016 to an individual at 5% interest, payable upon the Company’s availability of cash (1)	$2,500	$13,500
Unsecured note payable dated November 13, 2017 to a corporation at $10,000 lump sum interest at maturity on February 28, 2018	100,000	0
Unsecured note payable dated December 28, 2017 to a corporation, payable on January 8, 2018	51,342	0

Total term notes	$153,842	$229,763

(1)	The Company negotiated a $15,500 reduction of the note in November 2016 for 200,000 shares of common stock valued at $0.12 per share of $24,000. The Company recognized a $8,500 loss on the settlement.

NOTE 6 – 2017 CONVERTIBLE PROMISSORY NOTES

The Company issued a $166,667 convertible promissory note bearing interest at 4.50% per annum to an accredited investor, payable in equal installments of $6,000 commencing February 1, 2018 plus interest at rate of 4% per annum on December 20, 2018 and $80,000 plus accrued interest on December 20, 2019.   The holder has the right to convert the note into common stock of the Company at a conversion price of $0.08 per share for each one dollar of cash payment which may be due (which would be 1,083,333 shares for the $86,667 payment and 1,000,000 shares for the $80,000 payment.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note did not resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $27,083 based on the $0.013 difference between the market price of $0.093 and the conversion price of $0.08 times the 2,083,325 conversion shares. The discount related to the beneficial conversion feature will amortized over the term of the debt beginning in 2018.

The Company issued a $150,000 convertible promissory note bearing interest at 4.50% per annum to an accredited investor, payable in equal installments of $6,000 plus accrued interest until the principal and accrued interest are paid in full.   The holder has the right to convert the note into common stock of the Company at a conversion price of equal to 70% of the prior twenty (20) days average closing market price of the Company’s common stock.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $58,494 based on the difference between the fair value of the 1,578,947 convertible shares at the valuation date and the $150,000 note value. The discount related to the beneficial conversion feature will amortized over the term of the debt beginning in 2018. The discount related to the beneficial conversion feature on the note was valued at $150,000 based on the Black-Scholes Model. The derivative ($58,494) was will be amortized over the term of the debt (25 months) beginning in 2018 and was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	115.58%
Expected term: conversion feature	2 years
Risk free interest rate	1.89%

NOTE 7 – MAY 4, 2016 CONVERTIBLE PROMISSORY NOTE

May 2016 Convertible Note

On May 4, 2016, the Company issued a $224,000 convertible promissory note bearing interest at 10.0% per annum to an accredited investor, payable beginning November 10, 2016, in monthly installments of $44,800 plus accrued interest and a cash premium equal to 10.0% of the installment amount.  The convertible promissory note was paid in full on March 4, 2017.  The holder had the right under certain circumstances to convert the note into common stock of the Company at a conversion price equal to 70% of the average of the 3 lowest volume weighted average trading prices during the 20-day period ending on the latest complete trading day prior to the conversion date.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $224,000 based on the Black-Scholes Model. The discount related to the beneficial conversion feature ($51,829) was amortized over the term of the debt (10 months).  For the year ended December 31, 2017, the Company recognized interest expense of $9,327 related to the amortization of the discount.

In connection with the issuance of the $224,000 note, the Company recorded debt issue cost and discount as follows:

•	$20,000 original issue discount and $4,000 debt issue cost, which was amortized over 10 months, with amortization of $4,000 for twelve-months ended December 31, 2017.

•	The convertible promissory note was paid in full on March 10, 2017, reducing the embedded derivative for the 2016 beneficial conversion right to zero at December 31, 2017.

 September 2014 Convertible Note

In connection with the issuance of a $158,000 convertible promissory note in 2014 (repaid in July 2015), the Company issued warrants to purchase shares of common stock.

•

Warrants – recorded at fair value ($79,537) upon issuance, and marked -to-market on the balance sheet at $47,149 as of December 31, 2017, and $20,820 as of December 31, 2016, which was computed as follows:

Commitment Date
Expected dividends	0%
Expected volatility	115.58%
Expected term: conversion feature	2 years
Risk free interest rate	1.89%

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2017 and 2016;

	2017	2016

Accrued consulting fees	$249,500	$249,500
Accrued expense related to shareholder dispute	330,000	0
Accrued expense related to warrant exercise	180,000	0
Accrued consulting expense	12,000	0
Accrued interest expense	7,260	1,022
Total accrued expenses	$778,760	$250,522

NOTE 9– CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of class A common stock with a par value of $.0001 per share and 20,000,000 shares of class B stock with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Class A Common Stock

At December 31, 2017, there were 287,681,826 shares of class A common stock issued and outstanding.

During the year ended December 31, 2017, the Company: issued 21,004,716 shares of restricted class A common stock to sixty-five individuals through private placements for cash of $2,191,750 at average of $0.104 per share.

  issued 6,356,666 shares of restricted common stock for consulting services of $838,650 at average of $.0129 per share.

  issued 7,346,000 of restricted common stock to eight shares in settlement of Shareholder disputes for a total value of $898,940 at an average of $0.122 per share.

  issued 29,500,000 shares of restricted class A common stock to five directors and valued the shares at $0.14 per share for a total value of $4,130,000.
  canceled 8,337,860 of treasury shares recorded at $69,507.

  issued 693,932 shares of class A stock in exchange for 126,938 class B shares.

During the year ended December 31, 2016, the Company: issued 31,055,955 shares of restricted class A common stock to forty-two individuals through private placements for cash of $1,755,000 at average of $0.057 per share.

  issued 410,000 shares of restricted common stock for consulting services of $32,800 at average of $.082 per share.

  issued 106,000 shares of restricted common stock to a creditor for rent expense of $8,480 at average of $.08 per share.

  issued 664,285 shares of restricted common stock for conversion of $51,500 in advances by shareholder at average of $.0775 per share.

  issued 200,000 shares of restricted common stock in partial settlement of a note payable valued at $24,000.

  the Company issued 15,000,000 shares of class A stock in exchange for 15,000,000 class B shares.

Class B Stock

At December 31, 2017 and 2016, there were 0 and 126,938 shares of class B stock issued and outstanding, respectively.

During the year ended December 31, 2017, the Company; exchanged 630,000 shares of class A common stock for 62,986 class B shares with a shareholder who held class B shares from the 2009 merger agreement between the Company and Dynalyst Manufacturing Corporation which set a conversion rate of 15 to 1. The Company negotiated the 630,000 shares when the class B shareholder elected to convert.

  exchanged (on a one for one basis) 63,932 shares of class A common stock for 63,932 class B shares with shareholders who acquired the class B shares after the 2009 merger agreement between the Company and Dynalyst Manufacturing Corporation.

During the year ended December 31, 2016, the Company issued 15,000,000 shares of class A shares in exchange for 15,000,000 class B shares issued in 2011.

Stock options, warrants and other rights

At December 31, 2017, the Company has not adopted any employee stock option plans.

On February 3, 2017, the Company issued 6,000,000 warrants (4,000,000 at $0.35 for two years and 2,000,000 at $0.45 for three years) as part of a separation agreement with a co-founder and former president. The Company valued the warrants as of March 31, 2017, at $639,284 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 455%, expected conversion term of two and three years and risk-free interest rate of 1.75%.

On November 30, 2017, the Company issued 1,000,000 warrants at $0.30 for three years as part of a settlement of a shareholder dispute with MTG Holdings, Inc. he Company valued the warrants as of December 31, 2017, at $95,846 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 116%, expected conversion term of two and three years and risk-free interest rate of 1.37%.

NOTE 10 - RELATED PARTY TRANSACTIONS

Shareholders made loans and advances to the Company in the amounts of $219,509 (Tunstall Canyon Group $166,667, Kevin Jones $51,342 and Pat Six $1,500) and $141,040 (Kevin Jones $121,040 and Tunstall Canyon Group $20,000) during the years ended December 31, 2017 and 2016, respectively.  During the year ended December 31, 2107, a shareholder Richard Halden purchased 2,250,000 shares of class A common stock for $225,000 ($0.010 per shares and Kevin Jones received repayment of $59,690 loan. During the year ended December 31, 2016, Tunstall Canyon elected to convert advances of $51,500 to shares of class A common stock at an average value of $0.0775 per share and Kevin Jones received repayment of $151,000 loan. A shareholder forgave $30,077 of advances during the year ended December 31, 2016.

NOTE 11 – INCOME TAXES

At December 31, 2017 and 2016, the Company had approximately $9.5 million and $5.6 million, respectively, of net operating losses ("NOL") carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2034.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the years ended December 31, 2017 and 2016:

	2017	2016

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 34% for the years ended December 31, 2017 and 2016 the Company's effective rate is as follows:

	2017		2016

Federal statutory rate	(21.0	) %	(34.0	) %
State tax, net of federal benefit	(0.0)		(0.0)
Permanent differences and other including surtax exemption	0.0		0.0
Temporary difference	(15.9)		(3.7)
Valuation allowance	36.9		37.7
Effective tax rate	0.0%		0.0%

 The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at December 31, 2017 and December 31, 2016:

	2017	2016
Deferred tax assets
Net operating loss carry forwards	$16,403,873	$4,921,910
Deferred compensation	821,572	860,947
Stock based compensation	2,900,734	1,756,142
Other	581,639	383,964
Total	20,707,818	7,922,963
Less valuation allowance	(20,707,818)	(7,922,963)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

 The change in the valuation allowance was $12,784,855 and $2,018,074 for the years ended December 31, 2017 and 2016, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $23,623,602 and $14,476,205 at December 31, 2017 and 2016, respectively.

Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.  Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

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

NOTE 13 – COMMITMENTS

Employment Agreements

In May 2011, the Company entered into employment agreements with its chief executive officer, president and chief financial officer.  The Agreements were for a term of 5 years, ending on May 31, 2016.  The employment agreements also provide for the officers to receive 1,250,000 shares of restricted common stock annually for each year of the employment agreement.  The agreements were not renewed. During the year ended December 31, 2016, the Company accrued $150,000, respectively, as management fees for the president and chief financial officer.

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his annual pay to $180,000.  During the years ended December 31, 2017 and 2016, respectively, the Company paid and accrued a total of $180,000 and $191,250, respectively, towards the employment agreement.

In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc., the Company agreed to issue an additional 7,500,000 shares of restricted common stock when the first GTL unit is built and becomes operational and is capable of producing 2,000 barrels of diesel or jet fuel per day and pay Greenway Innovative Energy a 2% royalty on all gross production sales on each unit placed in production.

Consulting Agreement

On November 28, 2017, the Company entered into a three-year consulting agreement with Chisos Equity Consultants, LLC for public relations, consulting and corporate communications services. The initial payment was 1,800,000 shares of the Company’s restricted common stock. Additional payments upon the Company’s common stock reaching certain price points as follows;

  500,000 shares at the time the Company’s common stock reaches $0.25 per share during the first year
  500,000 shares at the time the Company’s common stock reaches $0.45 per share during the first year
  1,000,000 shares at the time the Company’s common stock reaches $0.90 per share during the first or second year
  2,000,000 shares at the time the Company’s common stock reaches $1.50 per share during the first or second year
  3,000,000 shares at the time the Company’s common stock reaches $2.00 per share during the term of the agreement
  1,000000 shares at the time the Company’s common stock reaches $10.00 per share during the term of the agreement

 Leases

In October 2015, the Company signed a new two-year lease for new office space of approximately 1,800 square feet at the rate of $2,417 for the first twelve months and $2,495 for the second twelve months.  During the years ended December 31, 2017 and 2016, the Company expensed $35,000 and $33,512, respectively, in rent expense.

Greenway Innovative Energy, Inc. rents approximately 600 square feet of office space at 1511 North Cooper St., Suite 207, Arlington, Texas 76011, at a rate of $1,369 per month.

The Company pays approximately $11,600 in annual maintenance fees on its Arizona BLM mining leases, in addition to 10% royalties based on production.

Legal

The Company has been named as a co-defendant in an action brought against the Company and Mamaki Tea, Inc., alleging, among other things, that the Company was named as a co-guarantor on an $850,000 foreclosed loan. Management does not believe the ultimate resolution will have an adverse impact on the Company’s financial condition or results of operations.

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

On September 14, 2017, in The Third Judicial District Court of Salt Lake City, Utah, Tonaquint, Inc., a Utah corporation, filed suit against Greenway Technologies, Inc. (F.K.A. UMED Holdings, Inc.) under Case No. 170905756. Pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between Tonaquint and the Company, as buyer, and UMED, as seller, Tonaquint acquired a Convertible Promissory Note (the "Note"), issued by UMED, and a Warrant to Purchase Shares of Common Stock (the “Warrant”). The suit asserts that the Warrant allegedly provided Tonaquint with the right to purchase at any time on or after September 18, 2014, a number of fully paid and non-assessable shares of UMED's common stock equal to $47,400 divided by the Market Price (as defined in the Note, as of September 18, 2014), as such number may be adjusted from time to time pursuant to the terms and conditions of the Warrant. As of the date of this report, the parties have agreed to settle the dispute by a dismissal of this action with prejudice in return for a mutual release of claims and a one-time issuance from Greenway Technologies of 1,600,000 shares of our common stock subject to a weekly leak out restriction equal to the greater of $10,000.00 and 8% of the weekly trading volume. Further, the issuance of stock will be done in connection with a legal opinion pursuant to Rule 144.

NOTE 14- SUBSEQUENT EVENTS

During the period from January 1, 2018 through March 31, 2018, the Company issued 5,065,000 shares of restricted class A common stock to 11 individuals for $751,500 at average price of $0.1484 per share.

On February 16, 2018, a former executive returned 8,633,164 to the Company to be cancelled.

On February 21, 2018, the Company issued 3,000,000 shares of restricted class A common stock and a $150,000 promissory note (payable over 25 months) to the Greer Family Trust as part of a settlement agreement.

On January 8, 2018, the Company issued 4,000,000 warrants (exercisable on or before January 8, 2021 at a price of $.10 per shares) to Kent Harer, a member of the Company’s Board of Directors.

During the week of February 28 and March 2, 2018, operational activation of the first 125 BPD G-reformer was completed at the manufacturer in Fort Worth, Texas. The results of the activation confirmed our expectation for syn-gas production in the field.

