Form 10-K/A
period 2017-12-31
GREENWAY TECHNOLOGIES INC
filed 2018-04-16
CIK 1572386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K/A

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

Date: April 16, 2018.

By /s/ D. Patrick Six

D. Patrick Six, President and Chief Executive Officer

By /s/ D. Patrick Six

D. Patrick Six, Chief Financial Officer and

Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. Patrick Six D. PATRICK SIX	Chairman, Chief Executive Officer, and Director	April 16, 2018
/s/ Craig Takacs CRAIG TAKACS	Director	April 16, 2018
/s/ Ransom Jones RANSOM JONES	Director	April 16, 2018
/s/ Kevin Jones KEVIN JONES	Director	April 16, 2018
/s/ Kent Harer KENT HARER	Director	April 16, 2018
/s/ Raymond Wright RAYMOND WRIGHT	Secretary and Director	April 16, 2018
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

  See accompanying notes to consolidated financial statements

GREENWAY TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2017 and 2016

	2017	2016
Cash Flows from Operating Activities
Net Loss from Operations	$(9,147,397)	$(2,018,074)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	349	395
Stock based compensation	5,650,938	41,280
Loss on shareholder disputes and debt settlement	1,412,286	8,500
Interest and amortization of debt discounts	3,744	206
Debt forgiveness	0	30,076
Loss (gain) change in fair value of derivatives	8,908	7,129
Changes in operating assets and liabilities:
Prepaid insurance	(144,024)	(13,476)
Other assets	(15,000)	(5,000)
Accounts payable	53,521	973
Accrued management fees	(250,000)	122,985
Derivative liability	40,678
Accrued expenses	159,244	(20,759)

Net Cash Used in Operating Activities	(2,226,753)	(1,845,765)

Cash Flows from Investing Activities	0	0

Cash Flows from Financing Activities
Advances from shareholders converted to common stock	0	118,500
Repayment of advances from shareholders	(58,190)	(94,024)
Increase in notes payable	151,342	13,500
Payments on note payable	(11,000)	0
Proceeds from convertible note payable	166,667	224,000
Payments on convertible note payable	(120,754)	(89,600)
Purchase of treasury shares	(69,508)	0
Debt issuance costs	0	(13,647)
Proceeds from sale of common stock	2,191,750	1,755,000
Net Cash Provided by Financing Activities	2,250,307	1,913,729

Net Increase in cash for the year	23,554	67,964
Cash Beginning of Year	67,964	0
Cash End of Year	$91,518	$67,964

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$0	$14,537
Cash Paid during the period for taxes	$0	$0
Conversion of class B common stock to class A common stock	$13	$1,500

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

