Form 10-Q
period 2018-03-31
GREENWAY TECHNOLOGIES INC
filed 2018-05-21
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 5, 2018, the registrant had outstanding 283,828,915 shares of our Class A common stock and 126,938 shares of Class B common stock.

1

Table of Contents

Part I – Financial Information.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current Assets
Cash	$22,475	$91,518
Prepaid expense	144,000	157,500
Total Current Assets	166,475	249,018
Fixed assets
Property & equipment	4,015	4,015
Less depreciation	4,015	4,015
	0	0
Other Assets	20,000	20,000
Total Assets	$186,475	$269,018
Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$101,794	$140,039
Stockholder advances	1,000	1,500
Accrued management fees	1,736,602	1,666,602
Notes payable	100,000	153,841
Accrued expenses	441,909	778,760
Current portion of convertible note payable, net of
discount of $71,428 and $81,833	155,239	150,834
Derivative liability – warrants	86,255	105,643
Total Current Liabilities	2,622,799	2,997,219
Long term convertible note payable, less current portion	84,000	84,000
Total Liabilities	2,706,799	3,081,219
Commitments and contingencies
Stockholders’ Deficit
Common Class B stock, 20,000,000 shares authorized, par value $0.0001, 0 shares issued and outstanding at March 31, 2018
and December 31, 2107	0	0
Common Class A stock 300,000,000 shares authorized, par value $0.0001, 283,828,915 and 287,681,826 issued and outstanding at
March 31, 2018 and December 31, 2017, respectively	28,386	28,771
Additional paid-in capital	21,649,515	20,782,630
Accumulated deficit	(24,198,225)	(23,623,602)
Total Stockholders’ Deficit	(2,520,324)	(2,812,201)
Total Liabilities & Stockholders’ Deficit	$186,475	$269,018

See the accompanying notes to unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations – Unaudited

For the three months ended March 31, 2018 and 2017

	2018	2017

Sales	$0	$0
Expenses
General and administrative	268,741	5,048,380
Research and development	309,215	177,658
Depreciation	0	99
Total Expense	577,956	5,226,137

Operating loss	(577,956)	(5,226,137)

Other income (expenses)
Gain (loss) on change in fair value of derivative	19,388	(53,385)
Interest (expense) income	(16,055)	9,529
Total other income (expense)	3,333	(43,856)

Loss before income taxes	(574,623)	(5,269,993)
Provision for income taxes	0	0
Net loss	$(574,623)	$(5,269,993)

Net loss per share;
Basic and diluted net loss per shares	$(0.00)	$(0.03)

Weighted average shares
Outstanding;
Basic and diluted	282,508,746	273,028,802

See the accompanying notes to unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows - Unaudited

For the three months ended March 31, 2018 and 2017

	2018	2017
Cash Flows from Operating Activities
Net Loss from operations	$(574,623)	$(5,269,993)

Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation	0	99
Stock based compensation	0	4,779,370
(Gain) loss on derivative	(19,388)	28,544
Debt issue costs amortized	10,405	0
Changes in operating assets and liabilities:
Prepaid expense	13,500	7,214
Accounts payable	(38,245)	(58,874)
Accrued management fees	70,000	15,000
Stockholder advances	(500)	0
Accrued expenses	(6,851)	(622)

Net Cash Used in Operating Activities	(545,702)	(499,262)

Cash Flows from Investing Activities	0	0

Cash Flows from Financing Activities
Repayments on note payable	(53,841)	(3,000)
Repayments on convertible note payable	(6,000)	(120,753)
Proceeds from sale of common stock	536,500	833,250
Net Cash Provided by Financing Activities	476,659	709,497

Net (Decrease) Increase in Cash	(69,043)	210,235
Cash Beginning of Period	91,518	67,964
Cash End of Period	$22,475	$278,199

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$500	$2,287
Cash Paid during the period for taxes	$0	$0
Shares returned and cancelled	$745	$0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

The Company’s mission is to operate as a holding company through the acquisition of businesses as wholly-owned subsidiaries that meet some key requirements: (1) solid management (2) the ability to grow with steady growth to follow and (3) an emphasis on emerging core industry markets, such as energy and metals.

In September 2010, the Company acquired 1,440 acres of placer mining claims on Bureau of Land Management land in Mohave County, Arizona. See discussion in Note 3.  Due to the Company not producing any revenues from its BLM mining leases since its acquisition of the leases, nor achieving cash flow levels to independently fund the development of its BLM mining leases in December 2010 and not having current resources for an appraisal or assay, the Company recognized an impairment charge of $100,000 during the year ended December 31, 2014.

In August 2012, the Company acquired 100% of Greenway Innovative Energy, Inc. (“GIE”) which owns patents and trade secrets for a proprietary process and related technology to convert natural gas into synthesis gas (syngas), also known as Gas-to-liquids or “GTL” processing. Syngas is an important intermediate gas used by industry in the production of ammonia, methane, liquid fuels, and other downstream products. The Company’s unique process is called Fractional Thermal Oxidation™ (FTO). When combined with Greenway Technologies’ Fischer-Tropsch (FT) system, the Company believes it will be able to offer a new economical, relatively small scale (125 to 2,475 bbls/day) method of converting gas-to-liquids that can be located in field locations where applicable to smaller scale GTL processing requirements.

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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
6

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of approximately $575,000 for the three-month period ended March 31, 2018 and has a working capital deficiency of approximately $2.5 million and an accumulated deficit of approximately $24.2 million at March 31, 2018. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

The Company is in discussions with a number of oil and gas companies, smaller oil and gas operators, and investors regarding joint venture funding for a commercial scale gas-to-liquids (GTL) plant using the Company’s unique GTL system which includes its proprietary G-Reformer®, a Fischer-Tropsch unit, and all necessary components to develop a fully functional GTL plant with a minimum output of ~125 barrels/day of high-cetane blendstock (diesel fuel). Should an agreement be made, the joint venture relationship is expected to provide funding for a plant as well as operating capital for the Company. While there are no assurances that financing for the initial plant will be obtained on acceptable terms and in a timely manner, the failure to obtain the necessary working capital may cause the Company to move in one or more alternate directions to transition this revolutionary GTL system into production.

In parallel, Company is also seeking agreements and/or partnerships with other GTL system providers to use the Company’s proprietary synthesis gas production unit, the G-Reformer®, as part of existing, planned, or new GTL systems in partnership with the Company. While there are no assurances that such agreements and partnerships will be obtained on acceptable terms and in a timely manner, the failure to obtain the necessary working capital may cause the Company to move in one or more alternate directions to commercialize its proprietary G-Reformer® technology. Several alternate paths are under consideration.

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

Property and Equipment

Property and equipment is recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold, are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale or salvage value are recorded as a gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the useful life of the assets. The Company continues to use its fully depreciated property and equipment/

Impairment of Long-Lived Assets

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents.  There were no cash equivalents at March 31, 2018, or December 31, 2017.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants and beneficial conversion features (16,600,000) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

See Notes 6 and 7 below for disclosures associated with the Company’s convertible notes payable and warrants.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

Description	Level 1	Level 2	Level 3
March 31, 2018 Derivative Liabilities	$0	$0	$86,255
December 31, 2017Derivative Liabilities	$0	$0	$105,643

The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

The change in the notes payable at fair value for the nine-month period ended March 31, 2018, is as follows:

	Fair Value	Change in	New		Fair Value
	January 1, 2018	Fair Value	Convertible Notes	Conversions	March 31, 2018

Derivative Liabilities	$(105,643)	$19,388	$0	$0	$(86,255)

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

At March 31, 2018, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions.  At times, such deposits may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $309,215 and $177,658 during the three-months ended March 31, 2018 and 2017, respectively.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at market values.

Impact of New Accounting Standards

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	March 31, 2018	December 31, 2017
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	$0

Depreciation expense was $0 and $99 for the three-months ended March 31, 2018 and 2017, respectively.

NOTE 5 – TERM NOTES PAYABLE

Term notes payable consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017

Unsecured note payable dated March 8, 2016 to an individual at 5% interest, payable upon the Company’s availability of cash	$0	$13,500
Unsecured note payable dated November 13, 2017 to a corporation at $10,000 lump sum interest at maturity on February 28, 2018. The terms are being re-negotiated with the noteholder.	100,000	100,000
Unsecured note payable dated December 28, 2017 to a corporation, due January 3, 2018		53,842
Total term notes	$100,000	$153,842

NOTE 6 – 2017 CONVERTIBLE PROMISSORY NOTES

The Company issued a $166,667 convertible promissory note bearing interest at 4.50% per annum to an accredited investor, payable in equal installments of $6,000 commencing February 1, 2018 plus interest at rate of 4% per annum on December 20, 2018 and $80,000 plus

accrued interest on December 20, 2019.   The holder has the right to convert the note into common stock of the Company at a conversion price of $0.08 per share for each one dollar of cash payment which may be due, (which would be 1,083,333 shares for the $86,667 payment and 1,000,000 shares for the $80,000 payment.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note did not result in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. As of December 31, 2017, the discount related to the beneficial conversion feature on the note was valued at $27,083 based on the $0.013 difference between the market price of $0.093 and the conversion price of $0.08 times the 2,083,325 conversion shares. As of and during the three-months ended March 31, 2018, the remaining discount was $23,697 and $3,386 of the discount was amortized.

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

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $58,494 based on the difference between the fair value of the 1,578,947 convertible shares at the valuation date and the $150,000 note value. The discount related to the beneficial conversion feature is being amortized over the term of the debt. The discount related to the beneficial conversion feature on the note was valued at $150,000 based on the Black-Scholes Model. As of and during the three-months ended March 31, 2018, the remaining discount was $47,731 and $7,019 of the discount was amortized. The derivative liability for this note at March 31, 2018 was $27,938.

NOTE 7 – CONVERTIBLE PROMISSORY NOTE

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

  Warrants – recorded at fair value ($79,537) upon issuance, and marked -to-market on the balance sheet at

$58,317 as of March 31, 2018 and $47,149 as of December 31, 2017, which was computed as follows:

Commitment Date
Expected dividends	0%
Expected volatility	175.59%
Expected term: conversion feature	2 years
Risk free interest rate	2.27%

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017

Accrued consulting fees	$249,500	$249,500
Accrued expense related to shareholder dispute	0	330,000
Accrued expense related to warrant exercise	180,000	180,000
Other accrued expenses	0	12,000
Accrued interest expense	12,409	7,260
Total accrued expenses	$441,909	$778,760

 NOTE 9– CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of class A common stock with a par value of $.0001 per share and 20,000,000 shares of class B stock with a par value of $.0001 per share.  Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Class A Common Stock

At March 31, 2018, there were 283,828,915 shares of class A common stock issued and outstanding.

During the three-months ended March 31, 2018, the Company: issued 4,780,254 shares of restricted class A common stock to 20 individuals through private placements for cash of $536,500 at average of $0.1122 per share.

  issued 3,000,000 of restricted common stock to the estate of a former officer of Greenway Innovative Energy, Inc. to satisfy a $330,000 accrual established at December 31, 2017 at an average of $0.11 per share.
  canceled 11,663,164 shares returned to the Company by shareholders at a value of $1,163 added to paid-in-capital.

Class B Stock

At March 31, 2018 and 2017, there were 0 and 126,938 shares of class B stock issued and outstanding, respectively.

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

  Stock options, warrants and other rights

  At March 31, 2018, the Company has not adopted any employee stock option plans.

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

  On November 30, 2017, the Company issued 1,000,000 warrants at $0.30 for three years as part of a settlement of a shareholder dispute with MTG Holdings, Inc. The Company valued the warrants as of December 31, 2017, at $95,846 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 116%, expected conversion term of three years and risk-free interest rate of 1.37%.

  On January 8, 2018, the Company issued 4,000,000 warrants, which were in lieu of 3,000,000 shares to a director, at $0.10 that expires in three years.

  NOTE 10 - RELATED PARTY TRANSACTIONS

  Shareholders made loans and advances to the Company in the amounts of $3,000 during the three-months ended March 31, 2018 and $219,509 (Tunstall Canyon Group $166,667, Kevin Jones $51,342 and Pat Six $1,500) during the year ended December 31, 2017, respectively.  During the three-months ended March 31, 2018 shareholders were repaid $3,500. During the year ended December 31, 2017, a shareholder Richard Halden purchased 2,250,000 shares of class A common stock for $225,000 ($0.10 per share) and Kevin Jones received repayment of a $59,690 loan.

  NOTE 11 – INCOME TAXES

  At March 31, 2018 and December 31, 2017, the Company had approximately $16.5 million and $16.4 million, respectively, of net operating losses ("NOL") carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2034.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

  The provision for income taxes for continuing operations consists of the following components for the three-months ended March 31, 2018 and the year ended December 31, 2017:

	2018	2017

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

  A comparison of the provision for income tax expense at the federal statutory rate of 21% for the three-months ended March 31, 2018 and the year ended December 31, 2017, the Company's effective rate is as follows:

	2018		2017

Federal statutory rate	(21.0	) %	(21.0	) %
State tax, net of federal benefit	(0.0)		(0.0)
Permanent differences and other including surtax exemption	0.0		0.0
Temporary difference	(15.9)		(15.9)
Valuation allowance	36.9		36.9
Effective tax rate	0.0%		0.0%

  The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at March 31, 2018 and December 31, 2017:

13

	2018	2017
Deferred tax assets
Net operating loss carry forwards	$16,524,544	$16,403,873
Deferred compensation	836,272	821,572
Stock based compensation	2,900,734	2,900,734
Other	581,639	581,639
Total	20,843,189	20,707,818
Less valuation allowance	(20,843,189)	(20,707,818)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

  The change in the valuation allowance was $135,371 and $12,784,855 for the three-months ended March 31, 2018 and the year ended December 31, 2017, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $20,843,189 and $20,707,818 at March 31, 2018 and December 31, 2017, respectively.

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

  NOTE 12 – COMMITMENTS

  Employment Agreements

  In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his annual pay to $180,000.  The employment agreement terminated August 12, 2017. During the three-months ended March 31, 2017, the Company paid and accrued a total of $45,000 on the employment agreement.

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

  Effective May 10, 2018, the Company entered into employment agreements with John Olynick, as President and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements are identical. John Olynick, as President earns a salary of $120,000 per year. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that their Agreements are in effect, they are each entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. They are also entitled to certain additional stock grants based on the performance of the Company during the term of their employment. They are each entitled to a grant of common stock (the “Stock Grant”) on the Effective Date equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. They are also entitled to participate in the Company’s benefit plans.

  The foregoing summary of the Employment Agreements is qualified in its entirety by reference to the actual true and correct Employment Agreements, copies of which are attached hereto as Exhibit 10.39 and 10.40.

  See Subsequent Events Note 13.

  Consulting Agreement

  On November 28, 2017, the Company entered into a three-year consulting agreement with Chisos Equity Consultants, LLC for public relations, consulting and corporate communications services. The initial payment was 1,800,000 shares of our restricted common stock. Additional payments upon the Company’s common stock reaching certain price points as follows;

    500,000 shares at the time our common stock reaches $0.25 per share during the first year
    500,000 shares at the time our common stock reaches $0.45 per share during the first year
    1,000,000 shares at the time our common stock reaches $0.90 per share during the first or second year
    2,000,000 shares at the time our common stock reaches $1.50 per share during the first or second year
    3,000,000 shares at the time our common stock reaches $2.00 per share during the term of the agreement
    1,000,000 shares at the time our common stock reaches $10.00 per share during the term of the agreement

    Leases

  In October 2015, the Company signed a new two-year lease for new office space of approximately 1,800 square feet at the rate of $2,417 for the first twelve months and $2,495 for the second twelve months.  During the three months ended March 31, 2018 and 2017, the Company expensed $13,517 and $8,640, respectively, in rent expense.

  Greenway Innovative Energy, Inc. rents approximately 600 square feet of office space at 1511 North Cooper St., Suite 207, Arlington, Texas 76011, at a rate of $1,369 per month.

  The Company pays approximately $11,600 in annual maintenance fees on its Arizona BLM mining leases, in addition to 10% royalties based on production.

  Legal

  The Company has been named as a co-defendant in an action brought against the Company and Mamaki Tea, Inc., alleging, among other things, that the Company was named as a co-guarantor on an $850,000 foreclosed note. Management does not believe the ultimate resolution will have an adverse impact on the Company’s financial condition or results of operations.

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

  See Subsequent Events Note 13.

  NOTE 13-SUBSEQUENT EVENTS

  During the period from April 1, 2018 through May 15, 2018, the Company issued 50,000 shares of restricted class A common stock to one individual for $6,000 at average price of $0.12 per share.

  On April 9, 2108, the Company and Tonaquint, Inc. agreed to settle on Tonaquint’s exercise of a warrant option with a one-time issuance from Greenway Technologies of 1,600,000 shares of our common stock subject to a weekly leak out restriction equal to the greater of $10,000.00 and 8% of the weekly trading volume. Further, the issuance of stock will be done in connection with a legal opinion pursuant to Rule 144.

  On May 10, 2018, the Company announced changes to its management team and Board of Directors, including the election of a new Chairman of the Board, current Director Raymond Wright; the appointment of a new independent director, Peter Hauser; the resignation of Patrick Six as President and Chief Financial Officer; the appointment of John Olynick as the new President, and the appointment of Ransom Jones as the Company’s Chief Financial Officer, Secretary and Treasurer.

  Effective May 10, 2018, the Company entered into employment agreements with John Olynick, as President and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements are identical. John Olynick, as President earns a salary of $120,000 per year. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that their Agreements are in effect, they are each entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. They are also entitled to certain additional stock grants based on the performance of the Company during the term of their employment. The Bonus shall be payable, first in a cash lump sum payment of Fifteen-Thousand Dollars ($15,000) at the conclusion of their first six (6) months of employment, and an additional Twenty-Thousand Dollars ($20,000) no later than thirty (30) days after the end of their first twelve (12) months of employment by the Company, such Bonus being subject to increases based upon the reasonable discretion of the majority of the board of directors of the Company or the designated committee(s) thereof. They are each entitled to a grant of common stock (the “Stock Grant”) on the Effective Date equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. They are also entitled to participate in the Company’s benefit plans. Their employment agreements can be terminated, among the other things, by the Company with or without cause or by the employees at any time during their term upon sixty (60) days’ notice. Their employment agreements also contain customary provisions of confidentiality and non-competition and non-solicitation.

  The foregoing summary of the Employment Agreements is qualified in its entirety by reference to the actual true and correct Employment Agreements, copies of which are attached hereto as Exhibit 10.39 and 10.40.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

  THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-Q.

  The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources, should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report, which have been prepared assuming that we will continue as a going concern, and in conjunction with our Annual Form 10-K filed on April 5, 2018. As discussed in Note 2 to the consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

  Greenway Technologies is currently evaluating strategic alternatives that include the following: (i) entering into a joint venture or partnership with an existing oil and gas producer or refiner to exploit the Company’s patented technology, (ii) licensing or selling rights to the technology, (iii) raising additional equity capital or (iv) entering into or issuing debt instruments. This process is ongoing and can be lengthy and has inherent costs and risks. There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate our 12 month working capital needs or result in any other transaction.

  Energy Interest

  In August 2012, Greenway Technologies (formerly, UMED) acquired 100% of Greenway Innovative Energy, Inc. which owns patents and trade secrets for a proprietary technology to convert natural gas into synthesis gas (syngas). Based on a new, breakthrough process called Fractional Thermal Oxidation™ (FTO), Greenway Technologies’ proprietary G-Reformer™, combined with   a Fischer-Tropsch process, is designed to offer an economical and scalable method of converting natural gas to liquid fuel.

  On June 26, 2017, Greenway Technologies, in conjunction with UTA, announced that it had successfully demonstrated its GTL technology at the Conrad Greer Laboratory at UTA proving the viability of the GTL system.

  On March 6, 2018, the Company announced the completion of its G-Reformer® which converts natural gas into synthesis gas. The G-Reformer® is a critical component of the company’s innovative Greer-Wright Gas-to-Liquids system which converts natural gas into liquid fuels. A team consisting of individuals from Greenway Technologies, Inc. and its wholly-owned subsidiary, Greenway Innovative Energy, the University of Texas at Arlington (UTA), and Industrial Refractory Services, Inc. worked together to calibrate the newly-built G-Reformer®. The G-Reformer® testing performed at that time substantiated the units’ synthesis gas generation capability and demonstrated additional proficiencies within certain prior prescribed testing metrics.

  The Company believes that the G-Reformer® is a major innovation in GTL technology. It supersedes legacy technologies which are more costly, have a larger footprint, and cannot be easily deployed at field sites to process stranded gas, coal-bed methane, vented gas, or flared gas, all markets the Company seeks to pursue. This technology, based around the G-Reformer®, is unique in that it allows for GTL plants with a demonstrably smaller footprint, especially in conjunction with the Company’s patented application for deployment on large flat-bed tractor-trailer trucks, versus legacy large-scale technologies, which the Company believes will provide for substantially lower up-front and ongoing costs. Greenway Technologies is now working to commercialize the system and related technology and is in discussions with a number of oil and gas companies, smaller oil and gas operators and interested parties to obtain joint venture or other forms of capital funding to build its first complete gas-to-liquid plant using Greenway’s proprietary GTL conversion processes.

  Mining Interest

  In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims located on Bureau of Land Management (“BLM”) land in Mohave County, Arizona for 5,066,000 shares of our restricted common stock. Early indications, from samples taken and processed, provides reason to believe that the potential recovery value of the metals located on the 1,440 acres is significant, but actual mining and processing will determine the ultimate value which may be realized from this property holding. The Company is currently exploring strategic options to partner or sell its interest in this acreage.

  Going Concern

  As of March 31, 2018, we have an accumulated deficit of $24,198,225. During the three-months ended March 31, 2018, we used net cash of $545,702 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

  While we are attempting to commence operations and generate revenues, our cash position may not be enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

  Three-months Ended March 31, 2018, Compared to Three-months Ended March 31, 2017.

  Revenues. During the three-months ended March 31, 2018, and 2017, we had no revenues from operations. Management is aggressively looking for ways to leverage our technology to develop revenue streams.

  Operating Expenses.

  Consulting Fees. During the three-months ended March 31, 2018, consulting expense increased to $65,000 as compared to $35,000 from the prior year three-months ended March 31, 2017. The increase was primarily the result of increased fees for consulting services.

  Officer Compensation. During the three-months ended March 31, 2018, officer compensation decreased to $90,000 as compared to $125,000 from the prior year three-months ended March 31, 2017. Officer compensation decreased due to the President in 2017 not being with the Company in 2018.

  Professional Fees. During the three-months ended March 31, 2018, professional fees increased to $17,902 as compared to $10,040 from the prior year three-months ended March 31, 2017. Professional fees increased because of an increase in filing fees and press releases.

  Operating Expenses. During the three-months ended March 31, 2018, operating expenses decreased to $577,956 as compared to $5,226,137 from the prior year three-months ended March 31, 2017. The decrease was primarily due to $4,779,370 stock-based compensation recorded in the three-months ended March 31, 2017, without a comparative charge in the three-months ended March 31, 2018. Travel expenses increased to $10,147 in the three-months ended March 31, 2018, compared to $5,323 in the three-months ended March 31, 2017. Legal expenses increased to $35,021 in the three-months ended March 31, 2018, compared to $29,349 in the three-months ended March 31, 2017. The increase in research and development costs of $309,215 in the three-months ended March 31, 2018, compared to $177,658 in the three-months ended March 31, 2017.

  Interest Expense. During the three-months ended March 31, 2018, interest expense increased to $16,055 as compared to interest income of $9,529 from the prior year three-months ended March 31, 2017. The increase was primarily due to the amortization of debt issue cost related to convertible promissory notes issued in the fourth quarter of 2017.

  Derivative Adjustment. During the three-months ended March 31, 2018, the gain on derivative adjustment was $19,388 as compared to a loss of $53,385 for the prior year three-months ended March 31, 2017. The change was due to the convertible note payable being paid in first quarter 2017 and the derivative liability for the three-months ended March 31, 2018 being calculated using the Black-Scholes Model only on the warrants.

  Net Loss from Operations. Our net loss from operations decreased to $574,623 for the three-months ended March 31, 2018 compared to a loss of $5,269,993 for the three-months ended March 31, 2017. The decrease was primarily due to decrease of $4,779,370 in stock-based compensation.

  Liquidity and Capital Resources

  Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between March 31, 2018, and December 31, 2017:

	March 31,	December 31,	$	%
	2018	2017	Change	Change

Working Capital
Cash	$22,475	$91,518	$(69,043)	(75)%
Total current assets	$166,475	$249,018	$(82,543)	(33)%
Total assets	$186,475	$269,018	$(82,453)	(31)%
Accounts payable and accrued liabilities	$2,281,305	$2,586,901	$(305,596)	(12)%
Notes payable and accrued interest	$100,000	$388,675	$(288,675)	(74%)
Derivative liability	$86,255	$105,643	$ 19,388	(18%)
Total current liabilities	$2,622,799	$2,997,219	$(374,420)	(12)%
Total liabilities	$2,706,799	$3,081,219	$(374,420)	(11)%

  In the three-months ended March 31, 2018, our working capital deficit decreased by $291,877 primarily as a result of a decrease in current assets of $82,543 and a decrease in accounts payable and accrued liabilities of $305,596, and decreases in notes payable and accrued interest of $288,675 and derivative liability of $19,388.

  Operating activities

  Net cash used in continuing operating activities during the three-months ended March 31, 2018, was $(545,702) as compared to $(499,262) for the three-months ended March 31, 2017. Items totaling approximately $42,309 contributing to the net cash used in continuing operating activities for the three-months ended March 31, 2018, include:

$574,623 net loss, offset by: $ 19,388 gain on derivatives $ 13,500 decrease in prepaid expenses,
$ 4,405 debt issue costs amortized, $ 24,404 increase in accounts payable and accrued expenses

  Net cash used for continuing operating activities for the three-months ended March 31, 2017, was $499,262. Items totaling approximately $304,059 contributing to the net cash used in continuing operating activities for the three-months ended March 31, 2017, include:

  $5,269,993 net loss, offset by:

$4,779,370 representing the value of stock-based compensation, $ 28,544 loss on derivative liability adjustment, $ (7,214) in prepaids
$ 99 of depreciation, $ 15,000 increase in management fees $ (59,496) decrease in accounts payable and accrued expenses

  Investing activities

  We had no investing activities during the three-months ended March 31, 2018 and 2017.

  Financing Activities

  Net cash provided by financing activities was $476,659 for the three-months ended March 31, 2018, composed of $536,500 in sales of common stock and $53,841 of payments on note payable.

  Net cash provided by financing activities was $709,497 for the three-months ended March 31, 2017, composed primarily of $833,250 in sales of common stock, $120,753 repayment of convertible note payable, $3,000 payments on note payable.

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

  Commitments

  Employment Agreements.

  In August 2012, we entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of five years with compensation of $90,000 per year. In September 2014, the president’s employment agreement was amended to increase his annual pay to $180,000. The employment agreement terminated in August 2017. During the three-months ended March 31, 2017, the we paid and accrued a total of $45,000 for the Greenway Innovative Energy president.

  Effective May 10, 2018, the Company entered into employment agreements with John Olynick, as President and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements are identical. John Olynick, as President earns a salary of $120,000 per year. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that their Agreements are in effect, they are each entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. They are also entitled to certain additional stock grants based on the performance of the Company during the term of their employment. They are each entitled to a grant of common stock (the “Stock Grant”) on the Effective Date equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. They are also entitled to participate in the Company’s benefit plans.

  The foregoing summary of the Employment Agreements is qualified in its entirety by reference to the actual true and correct Employment Agreements, copies of which are attached hereto as Exhibit 10.39 and 10.40.

  In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc., we agreed to issue an additional 7,500,000 shares of restricted common stock when the first portable GTL unit is build and becomes operational and is capable of producing 2,000 barrels of diesel or jet fuel per day and pay Greenway Innovative Energy a 2% royalty on all gross production sales on each unit placed in production.

  Leases.

  In October 2015, we entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the three-months ended March 31, 2018, and 2016, we expensed $26,992 and $35,023.

  Greenway Innovative Energy, Inc. rents approximately 600 square feet of office space at 1511 North Cooper St., Suite 207, Arlington, Texas 76011, at a rate of $1,369 per month.

  Mining Interest. In December 2010, we acquired from Melek Mining, Inc. and 4HM Partners, LLC the rights to approximately 1,440 acres of placer mining claims located on Bureau of Land Management (“BLM”) land in Mohave County, Arizona for 5,066,000 shares of our restricted common stock. Our minimum commitment for 2018 is approximately $11,160 in annual maintenance fees, which are due September 1, 2018, payable to the United States Bureau of Land Management. Once we enter the production phase, royalties owed to the BLM will be are equal to 10% of production. As of the date of this report, the mining claims are not covered by any lease agreement, we file an annual maintenance fee form to hold the claims.

  Consulting Agreement

  On November 28, 2017, we entered into a three-year consulting agreement with Chisos Equity Consultants, LLC for public relations, consulting and corporate communications services. The initial payment was 1,800,000 shares of our restricted common stock. Additional payments upon our common stock reaching certain price points as follows;

    500,000 shares at the time our common stock reaches $0.25 per share during the first year
    500,000 shares at the time our common stock reaches $0.45 per share during the first year
    1,000,000 shares at the time our common stock reaches $0.90 per share during the first or second year
    2,000,000 shares at the time our common stock reaches $1.50 per share during the first or second year
    3,000,000 shares at the time our common stock reaches $2.00 per share during the term of the agreement
    1,000000 shares at the time our common stock reaches $10.00 per share during the term of the agreement

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

  Recently Issued Accounting Pronouncements

  In September 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to Greenway Technologies’ current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). We adopted this pronouncement for the three-months ended March 31, 2018.

  Off-Balance Sheet Arrangements

  We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

  There has been no material change in our market risks since the end of the fiscal year 2018.

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

  In March 2018, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control -- Integrated Framework,” issued by the Committee of Sponsoring Organizations revised 2013 (“COSO”) of the Treadway Commission. Based upon this assessment, we determined that our internal control over financial reporting is ineffective.

  The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our chief financial officer in connection with the preparation of our financial statements as of March 31, 2018, who communicated the matters to our management and board of directors.

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

  We have been named as a co-defendant in an action brought against us and Mamaki Tea, Inc., alleging, among other things, that the Company was named as a co-guarantor on an $850,000 foreclosed note. Management does not believe the ultimate resolution will have an adverse impact on the our financial condition or results of operations.

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

  On April 9, 2108, the Company and Tonaquint, Inc. agreed to settle on Tonaquint’s exercise of a warrant option with a one-time issuance from Greenway Technologies of 1,600,000 shares of our common stock subject to a weekly leak out restriction equal to the greater of $10,000.00 and 8% of the weekly trading volume. Further, the issuance of stock will be done in connection with a legal opinion pursuant to Rule 144.

Item 1A.	Risk Factors.

  Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

  During the three-month period ended March 31, 2018, we issued 4,780,254 shares of restricted common stock to 20 individuals through private placements for cash of $536,500 at an average price of $0.1156 per share. There were no selling expenses or commissions with respect to the sale of our common stock.

  Subsequent to March 31, 2018, we sold 50,000 shares of our class A restricted common stock to one individual for $6,000 ($0.12 per share).

  The proceeds realized from the sale of our common stock were used to pay our general and administrative expenses, salaries for our officers in the amount of $536,500, and expenses associated with our GTL project at The University of Texas at Arlington.

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

  NONE

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
10.32** 10.33** 10.34** 10.35** 10.36** 10.37* 10.38*

  Consulting Agreement by and between the registrant and Chisos Equity Consultants, LLC, as

  Amended February 16, 2018, and March 19, 2018, filed as Exhibit 10.1 to the registrant’s Form 8-K, on March 21, 2018, Commission File Number 000-55030.

  Promissory Note in the amount of $100,000 dated November 13, 2017, executed by Greenway Technologies, Inc. to Wildcat Consulting Group LLC.as Exhibit 10.33 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.

  Subordinated Convertible Promissory Note in the amount of $166,667 dated December 20, 2017, executed by Greenway Technologies, Inc. payable to Tunstall Canyon Group LLC filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.

  Warrant dated November 30, 2017 for 1,000,000 shares issued to MTG Holdings, LTD.

  filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.

  Greer Family Trust Promissory Note and Settlement. filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.

  Warrant dated January 8, 2018 for 4,000,000 shares issued to Kent Harer.

  Settlement agreement by and between Greenway Technologies, Inc. and Tonaquint, Inc. dated April 9, 2018.

10.39*	Employment agreement with John Olynick, as President, dated May 10, 2018.
10.40*	Employment agreement with Ransom Jones, as Chief Financial Officer, Secretary and Treasurer, dated May 10, 2018.
31.1*	Certification of D. Patrick Six, Chief Executive Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of D. Patrick Six, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of D. Patrick Six, Chief Executive Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of D. Patrick Six, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

  ____________

  *         Filed herewith.

  **       Previously filed.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  GREENWAY TECHNOLOGIES, INC.

  Date: May 21, 2018.

  By /s/ John Olynick

  John Olynick, President

  By /s/ Ransom Jones

  Ransom Jones, Chief Financial Officer and

  Principal Accounting Officer

