Form 10-Q/A
period 2018-03-31
GREENWAY TECHNOLOGIES INC
filed 2018-05-22
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q/A

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

  Date: May 22, 2018.

  By /s/ John Olynick

  John Olynick, President

  By /s/ Ransom Jones

  Ransom Jones, Chief Financial Officer and

  Principal Accounting Officer

