Form 10-K/A
period 2013-12-31
GREENWAY TECHNOLOGIES INC
filed 2018-07-20
CIK 1572386

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

Documents Incorporated by Reference
None

 EXPLANATORY NOTE

Corporate History - Revised to provide addition detail regarding operational activities.

Intellectual Property - Added abstract of patent.

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

Corporate History

UMED Holdings, Inc. ("UMED," or the "company") was incorporated in Texas on March 13, 2002. UMED owns technology for converting natural gas to liquids, primarily diesel and jet fuel ("GTL"), mining claims on federal Bureau of Land Management (BLM) in Southwest Arizona, a mamaki tea farm on 25 acres located on the big island in Hawaii, and oil rig drilling data management technology. The Company is in the process of seeking funding to operate the mamaki tea farm in Hawaii, secure clients for the Logistix Technology for oil and gas drilling rigs technology software, build the GTL units, begin the mining operations on the BLM land.

The Company staked the BLM placer mining claims on the 1,440 acres in Arizona in September 2011, and, since then, has maintained the claims and will establish an exploration and development plan, when capital is available.

The Company purchased 80% of Mamaki Tea & Extract of Hawaii, Inc. in May of 2012 (nka Mamaki of Hawaii, Inc. (and the remaining 20% in December 2012), and, since then, has worked to bring the tea plant into production. The Company has begun to harvest some tea leaves from its mamaki tea farm and place samples out with distribution chains to gage the desirability of our tea product. The Company's current plan is to work the mamaki tea farm to produce revenues that can sustain the Company while it seeks capital to launch the Logistic software, the mining on the BLM mining claims and GTL operations.

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

In August of 2012, the Company acquired Greenway Innovative Energy, Inc. Greenway Innovative Energy ("GIE") began work in 2009 on its gas-to-liquids (GTL) system to economically covert natural gas into high-cetane liquid fuels while making no wax product and avoiding the need for further refining. In 2011, Greenway Innovative Energy engaged Houston-based Commonwealth Engineering to design a 1,500 barrel/day GTL system based on steam methane reforming (SMR). SMR proved to be too expensive for commercialization. As a result, GIE embarked on a redesign of the reforming process. That redesigned process and methodology led to the issuance of patents in 2013 as described below.

On February 15, 2013, GIE filed for a patent on its GTL technology. U.S. Patent number 8,574,501 was issued on November 5, 2013.

ABSTRACT:
A method and apparatus for converting natural gas from a source, such as a wellhead, pipeline, or a storage facility, into hydrocarbon liquid stable at room temperature, comprising a skid or trailer mounted portable gas to liquids reactor. The reactor includes a preprocessor which desulfurizes and dehydrates the natural gas, a first stage reactor which transforms the preprocessed natural gas into synthesis gas, and a liquid production unit using a Fischer-Tropsch or similar polymerization process. The hydrocarbon liquid may be stored in a portable tank for later transportation or further processed on site.

On November 4, 2013, GIE filed for a second patent covering other aspects of the design.

Also, in November, 2013, GIE reinstated a Sponsored Research Agreement ("SRA") with the University of Texas at Arlington ("UTA"). The original agreement was initiated in 2009 for GTL proof of concept, scalability, and portability. Under the 2013 agreement, and based on the GIE's ideas and vision, UTA began research focused solely on catalyst studies for the Fischer-Tropsch (FT) component of the GIE's GTL system design with a goal of developing a lab platform capable of running 24/7 catalyst testing for one week or longer to prove the viability and commerciality of the process. Under the agreement, parametric studies were conducted for process conditions including reaction temperature and space velocity.

During 2013, GIE and UTA worked closely together meeting weekly, and sometimes daily, to review FT catalyst alternatives, identifying those most efficient and optimized to yield synthetic diesel without wax or other compounds that would require refining.

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

ABSTRACT:
A method and apparatus for converting natural gas from a source, such as a wellhead, pipeline, or a storage facility, into hydrocarbon liquid stable at room temperature, comprising a skid or trailer mounted portable gas to liquids reactor. The reactor includes a preprocessor which desulfurizes and dehydrates the natural gas, a first stage reactor which transforms the preprocessed natural gas into synthesis gas, and a liquid production unit using a Fischer-Tropsch or similar polymerization process. The hydrocarbon liquid may be stored in a portable tank for later transportation or further processed on site.

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

UMED HOLDINGS, INC.

July 19, 2018	By:	/s/ John Olynick
John Olynick
President

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