Form 10-K/A
period 2014-12-31
GREENWAY TECHNOLOGIES INC
filed 2018-07-20
CIK 1572386

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

UMED Strategy - added detail regarding GTL system plans.

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

In August of 2012, the Company acquired Greenway Innovative Energy, Inc. Greenway Innovative Energy (“GIE”) began work in 2009 on its gas-to-liquids (GTL) system to economically covert natural gas into high-cetane liquid fuels while making no wax product and avoiding the need for further refining. In 2011, Greenway Innovative Energy engaged Houston-based Commonwealth Engineering to design a 1,500 barrel/day GTL system based on steam methane reforming (SMR). SMR proved to be too expensive for commercialization. As a result, GIE embarked on a redesign of the reforming process. That redesigned process and methodology led to the issuance of patents in 2013 as described below.

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

Also, in November, 2013, GIE reinstated a Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington (“UTA”). The original agreement was initiated in 2009 for GTL proof of concept, scalability, and portability. Under the 2013 agreement, and based on the GIE’s ideas and vision, UTA began research focused solely on catalyst studies for the Fischer-Tropsch (FT) component of the GIE’s GTL system design with a goal of developing a lab platform capable of running 24/7 catalyst testing for one week or longer to prove the viability and commerciality of the process. Under the agreement, parametric studies were conducted for process conditions including reaction temperature and space velocity.

During 2013, GIE and UTA worked closely together meeting weekly, and sometimes daily, to review FT catalyst alternatives, identifying those most efficient and optimized to yield synthetic diesel without wax or other compounds that would require refining.

In 2014, research conducted under the SRA established that a liquid product could be produced under the right combination of temperature, pressure, and flow velocity. Deviations from the defined conditions resulted in either catalyst activity loss, an undesired solid product (wax), or an undesired gaseous product (methane).

In 2014, GIE began work with Air Liquide on the development of the reforming process and entered into a contract for oxygen and for future patent rights to certain aspects of reforming process associated with GTL.

In 2014, the company engaged in unsuccessful exploratory work with Chicago Bridge & Iron to develop a smaller, less expensive SMR system. Separately, the company sought assistance from Schlumberger on Sulphur removal techniques in order to purify natural gas as part of the GTL process. Sulphur is detrimental to the system’s catalysts.

Also, in 2014, GIE worked with the University of Texas at Arlington (UTA), under its Sponsored Research Agreement (SRA), to develop and enhance its patented GTL system with a goal of developing commercial GTL plants to convert natural gas into liquid fuels.

During 2014, the company continued to have weekly, and sometimes daily interactions with UTA to review results and modify research objectives.

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

The Company  plans to continue to develop and enhance its patented GTL system with a goal of commercial deployment to profitably harvest natural gas in a variety of forms including pipeline, flared, stranded, vented, coal-bed methane, or bio-mass.

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

ABSTRACT covering  both patents:

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

Energy Interest

In August 2012, UMED acquired Greenway Innovative Energy, Inc., filed a patent application, and is conducting research on Gas-to-Liquid (“GTL”) technology.  The Technology is based upon the Fischer-Tropsch (“FT”) conversion system that was originally developed in Germany and has been operational in various locations throughout the world since the early 1930s.  Thousands of FT systems have operated during the last 80 years.  More recently, and for a more sustained period, FT has been responsible for providing much of the motive energy required to meet the needs of the Republic of South Africa, a country recognized as having pushed FT technology much further than any other nation since the development of the process.

Greenway’s research has been centered on developing a portable production-scale FT system (“the Portable Technology”) to accommodate the needs of smaller gas plays that are increasingly beginning to characterize natural gas production within the US and elsewhere.  Based on preliminary estimates with new, improved and more efficient technology than previously projected, the Company is currently seeking funding of $30 - $35 million to manufacture the initial (2,000 barrel per day) GTL unit near an existing pipeline to obtain the cleanest gas possible source of natural gas and to avoid desulfurization on the first unit. The GTL system consists of a front-end reformer to produce synthesis gas, the first step in the process, and then an FT unit that converts the synthesis gas to fuel. The resulting liquid will be separated into diesel, jet fuel and other products for sale to blending facilities.

The company made progress toward the development of a proprietary GTL system during 2014 as research conducted under the SRA established that a liquid product could be produced under the right combination of temperature, pressure, and flow velocity. Deviations from these conditions resulted in either catalyst activity loss, an undesired solid product (was), or an undesired gaseous product (methane).

These outcomes represented progress toward the development of a proprietary, commercial GTL system that the company could market to harvest natural gas in a variety of forms including pipeline, flare, stranded, vent, coal-bed methane, or bio-mass.

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