Form 10-K/A
period 2015-12-31
GREENWAY TECHNOLOGIES INC
filed 2018-07-20
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

Intellectual Property - Added abstract of patent and additional detail.

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

During 2015, under the SRA with UTA, the company refined requirements around FT catalyst longevity and the optimization of syn-fuel productivity. In addition, research was conducted into the nature and purity of the water by-product from the FT reaction as well as the impact of CO2 contamination in the production of synthesis gas.

Also, during 2015, under the SRA, the Company launched a project to build a laboratory-scale GTL system at UTA for the purpose of refining and proving its proprietary GTL technology and engaged Thermal Dynamics, an industrial manufacturer and fabricator, to build a laboratory-scale prototype reformer in order to prove scalability and functionality. Numerous meetings were conducted with UTA, Air Liquide, and Thermal Dynamics regarding the planning for the laboratory-scale prototype.

During the year, the company continued to have weekly, and sometimes daily interactions with UTA to review and modify research objectives.

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

The Company began work to fund a laboratory-scale GTL system which is expected to cost approximately $1,500,000. The Company plans to fund the research project through the sale of Company stock.

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

Intellectual Property

As of December 31, 2015, the Company's wholly-owned subsidiary Greenway Innovative Energy, Inc. (GIE) owns US Patents 8,574,501 and 8,795,597 B2 covering its mobile Gas-to-Liquids ("GTL") conversion unit for the purpose of converting natural gas to clean synthetic fuels. U.S. Patent number 8,795,597 B2 was applied for on November 4, 2013. Patent number 9,795,597 B2 was issued on August 5, 2014 covering other aspects of the design.

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

Energy Interest

In August 2012, UMED acquired Greenway Innovative Energy, Inc., (“GIE”) filed a patent application, and is conducting research on Gas-to-Liquid (“GTL”) technology.  The Technology is based upon the Fischer-Tropsch (“FT”) conversion system that was originally developed in Germany and has been operational in various locations throughout the world since the early 1930s.  Thousands of FT systems have operated during the last 80 years.  More recently, and for a more sustained period, FT has been responsible for providing much of the motive energy required to meet the needs of the Republic of South Africa, a country recognized as having pushed FT technology much further than any other nation since the development of the process.

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

GIE worked with the University of Texas at Arlington (UTA), under its Sponsored Research Agreement (SRA), to develop and enhance its patented GTL system. Progress was made during 2015 in several key areas including catalyst performance optimization efforts to increase productivity and decrease undesired by-products in the FT system. In addition, research was conducted into the nature and purity of the water by-product from the FT reaction as well as the impact of CO2 contamination in synthesis gas.

As a result of successful research, the Company launched an initiative to plan and to fund a laboratory-scale GTL system at UTA in conjunction with a sponsored research agreement with the University of Texas at Arlington at an estimated cost of $1,500,000.

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

During the period from April 1, 2015 through June 30, 2015, the Company issued 200,000 shares of restricted class A common stock for consulting services at a value of $34,000 at an average of $0.17 per share.

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