Form 10-K/A
period 2016-12-31
GREENWAY TECHNOLOGIES INC
filed 2018-07-20
CIK 1572386

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

In 2014, the company engaged in unsuccessful exploratory work with Chicago Bridge & Iron to develop a smaller, less expensive SMR system. Separately, the company sought assistance from Schlumberger on Sulphur removal techniques in order to purify natural gas as part of the GTL process. Sulphur is detrimental to the system's catalysts.

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

During 2016, under the SRA with UTA, GIE directed UTA to conduct studies to evaluate the impact of the CO2 to syngas ratio in the reforming process. It was established that ratios above a certain level would result in undesirable wax output. This finding was significant because it satisfied the requirement of producing wax-less fuel.

During 2016, under the SRA, GIE continued moving forward on the prototype GTL system at UTA for the purpose or refining and proving its proprietary GTL technology. The lab will be named the Conrad Greer Laboratory after the patent-holder and co-founder of the company Mr. Conrad Greer. Numerous meetings were conducted with UTA, Air Liquide, and Thermal Dynamics to refine and finalize plans for the laboratory-scale prototype.

During 2016, Greenway Innovative Energy personnel worked closely with UTA personnel, under the SRA, to develop process design and flow diagrams as well as completing heat and material calculations for the laboratory-scaled system. During the year, the company continued to have weekly, and sometimes daily interactions with UTA to review and modify research objectives.

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

In parallel, the Company plans to build a laboratory-scale GTL system at UTA to further to develop and enhance its patented GTL system with a goal of commercial deployment to profitably harvest natural gas in a variety of forms including pipeline, flared, stranded, vented, coal-bed methane, or bio-mass.

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

Energy Interest

In August 2012, UMED acquired Greenway Innovative Energy, Inc. ("Greenway"), filed a patent application, and is conducting research on Gas-to-Liquid ("GTL") technology. The Technology is based upon the Fischer-Tropsch ("FT") conversion system that was originally developed in Germany and has been operational in various locations throughout the world since the early 1930s. Thousands of FT systems have operated during the last 80 years. More recently, and for a more sustained period, FT has been responsible for providing much of the motive energy required to meet the needs of the Republic of South Africa, a country recognized as having pushed FT technology much further than any other nation since the development of the process.

Greenway's research has been centered on developing a movable production-scale FT system ("the Portable Technology") to accommodate the needs of smaller gas plays that are increasingly beginning to characterize natural gas production within the US and elsewhere. Based on preliminary estimates with new, improved and more efficient technology than previously projected, the Company is currently seeking funding of $50 - $55 million to manufacture the initial (2,000 barrel per day) GTL unit near an existing pipeline to obtain the cleanest gas possible source of natural gas and to avoid desulfurization on the first unit. The GTL Unit will be composed of the front end to produce the synthesis gas that will then be processed by the FT unit. The resulting liquid will be separated into diesel, jet fuel and other products for sale to blending facilities.

The Company worked with the University of Texas at Arlington (UTA), under its Sponsored Research Agreement (SRA), to develop and enhance its patented GTL system. The Company continued to seek and obtain funding for the prototype GTL system for the planned Conrad Greer Laboratory. Designs for various lab elements and components were completed. It expected that upon successful laboratory testing, the company will be able to move from development to commercialization of its GTL technology.

During 2016, under the SRA with UTA, made significant progress to advance its research. During the year, GIE directed UTA to conduct studies to evaluate the impact of the CO2 to syngas ratio in the reforming process. It was established that ratios above a certain level would result in undesirable wax output. This finding was significant because it satisfied the requirement of producing wax-less fuel.

GIE continued moving forward on the prototype GTL system at UTA for the purpose or refining and proving its proprietary GTL technology. The lab will be named the Conrad Greer Laboratory after the patent-holder and co-founder of the company Mr. Conrad Greer. Numerous meetings were conducted with UTA, Air Liquide, and Thermal Dynamics to refine and finalize plans for the laboratory-scale prototype.

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

UMED HOLDINGS, INC.

July 19, 2018	By:	/ s/ John Olynick
John Olynick
President

UMED Holdings, Inc.

Financial Statements

Years Ended December 31, 2016 and 2015

21

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

