Form 10-Q
period 2018-06-30
GREENWAY TECHNOLOGIES INC
filed 2018-08-20
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 5, 2018, the registrant had outstanding 283,828,915 shares of our Class A common stock and 0 shares of Class B common stock.

1

Table of Contents

Part I – Financial Information.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current Assets
Cash	$4,847	$91,518
Prepaid expense		157,500
Total Current Assets	4,847	249,018
Fixed assets
Property & equipment	4,015	4,015
Less depreciation	4,015	4,015
	0	0
Other Assets	19,000	20,000
Total Assets	$23,847	$269,018
Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$240,694	$140,039
Stockholder advances	27,491	1,500
Accrued management fees	1,646,602	1,666,602
Notes payable	100,000	153,841
Accrued expenses	710,799	778,760
Current portion of convertible note payable, net of
discount of $61,023 and $81,833	189,644	150,834
Derivative liability – warrants	68,056	105,643
Total Current Liabilities	2,983,286	2,997,219
Long term convertible note payable, less current portion	60,000	84,000
Total Liabilities	3,043,286	3,081,219
Commitments and contingencies
Stockholders’ Deficit
Common Class B stock, 20,000,000 shares authorized, par value $0.0001, 0 shares issued and outstanding at June 30, 2018
and December 31, 2107	0	0
Common Class A stock 300,000,000 shares authorized, par value $0.0001, 286,050,581 and 287,681,826 issued and outstanding at
June 30, 2018 and December 31, 2017, respectively	44,942	28,771
Additional paid-in capital	21,936,959	20,782,630
Accumulated deficit	(25,001,340)	(23,623,602)
Total Stockholders’ Deficit	(3,019,439)	(2,812,201)
Total Liabilities & Stockholders’ Deficit	$23,847	$269,018

See the accompanying notes to unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations – Unaudited

For the three months ended June 30, 2018 and 2017

	2018	2017
Sales	$0	$0
Expenses
General and administrative	543,066	5,048,380
Research and development	232,068	177,658
Depreciation	0	99
Total Expense	775,134	5,226,137
Operating loss	(775,134)	(5,226,137)
Other income (expenses)
Gain (loss) on change in fair value of derivative	18,199	(53,385)
Interest (expense) income	(18,181)	9,529
Settlement (expense) – loan agreement	(208,000)
Warrant conversion gain	180,000
Total other income (expense)	(27,982)	(43,856)
Loss before income taxes	(803,116)	(5,269,993)
Provision for income taxes	0	0
Net loss	(803,116)	$(5,269,993)
Net loss per share;
Basic and diluted net loss per shares	(0.00)	$(0.03)
Weighted average shares
Outstanding;
Basic and diluted	284,281,233	273,028,802

See the accompanying notes to unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows - Unaudited

For the three months ended June 30, 2018 and 2017

	2018	2017
Cash Flows from Operating Activities
Net Loss from operations	$(803,116)	$(5,269,993)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation	0	99
Stock based compensation	0	4,779,370
(Gain) loss on derivative	(18,199)	28,544
Debt issue costs amortized	10,405	0
Changes in operating assets and liabilities:
Prepaid expense	144,000	7,214
Accounts payable	138,901	(58,874)
Accrued management fees	(90,000)	15,000
Stockholder advances	27,491	0
Accrued expenses	268,890	(622)
Net Cash Used in Operating Activities	(321,628)	(499,262)
Cash Flows from Investing Activities	0	0
Cash Flows from Financing Activities
Repayments on note payable	(3,000)
Repayments on convertible note payable	(120,753)
Proceeds from sale of common stock	304,000	833,250
Net Cash Provided by Financing Activities	304,000	709,497
Net (Decrease) Increase in Cash	(17,628)	210,235
Cash Beginning of Period	22,475	67,964
Cash End of Period	$4,847	$278,199
Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$0	$2,287
Cash Paid during the period for taxes	$0	$0
Shares returned and cancelled	$100,000	$0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

The Company’s mission is to operate as a holding company to provide funding for commercializing the proprietary process held by its 100% owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”).

In September 2010, the Company acquired 1,440 acres of placer mining claims on Bureau of Land Management land in Mohave County, Arizona. See discussion in Note 3.  Due to the Company not producing any revenue from its BLM mining leases since its acquisition of the leases, nor achieving cash flow levels to independently fund the development of its BLM mining leases in December 2010 and not having current resources for an appraisal or assay, the Company recognized an impairment charge of $100,000 during the year ended December 31, 2014. The Company believes that this investment could be very lucrative if sufficient resources are committed to its development. However, at this time, the Company has made the decision to commit is resources to commercialization of the Gas-To-Liquids (“GTL”) technology owned by GIE.

In August 2012, the Company acquired 100% of Greenway Innovative Energy, Inc. (“GIE”) which owns patents and trade secrets for a proprietary process and related technology to convert natural gas into synthesis gas (syngas), and then to liquid fuels, also known as gas-to-liquids or “GTL” processing. In addition to its usefulness in the GTL process, syngas is an important intermediate gas used by industry in the production of ammonia, methane, liquid fuels, and other downstream products.

The Company’s unique reforming process is called Fractional Thermal Oxidation™ (FTO). The Company believes it will be able to offer a new economical, relatively small scale (125 to 2,475 barrels/day) method of converting natural gas into liquid fuels that can be located in field locations where applicable to smaller scale GTL processing requirements. Commercialization of its proprietary reforming and GTL processes are the primary focus of the Company.

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

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of approximately $803,000 for the three-month period ended June 30, 2018 and has a working capital deficiency of approximately $3.0 million and an accumulated deficit of approximately $25 million at June 30, 2018. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

With the successful test of the Company’s G-Reformer® unit and FTO process during the first quarter 2018, the Company has started discussions with a number of oil and gas companies, smaller oil and gas operators and investors regarding potential joint venture funding for a commercial scale gas-to-liquids (GTL) plant using the Company’s unique GTL system. A commercial GTL plant will include the Company’s proprietary G-Reformer®, a Fischer-Tropsch unit, and all necessary components to develop a fully functional GTL plant with a minimum output of ~125 barrels/day of high-cetane blendstock (diesel fuel). Should an agreement be reached, a joint venture relationship would be anticipated to provide funding for a plant, as well as sufficient additional operating capital for the Company to complete the commercialization process. While there are no assurances that financing for an initial plant will be obtained on acceptable terms and in a timely manner, the failure to obtain the necessary working capital may cause the Company to move in one or more alternate directions to transition this revolutionary GTL system into production.

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

Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold, are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale or salvage value are recorded as a gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the useful life of the assets. The Company continues to use its fully depreciated property and equipment.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents.  There were no cash equivalents at June 30, 2018, or December 31, 2017.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants or beneficial conversion features (11,356,238) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

Description	Level 1	Level 2	Level 3
June 30, 2018 Derivative Liabilities	$0	$0	$68,056
December 31, 2017 Derivative Liabilities	$0	$0	$105,643

The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

 The change in the notes payable at fair value for the nine-month period ended June 30, 2018, is as follows:

	Fair Value	Change in	New		Fair Value
	January 1, 2018	Fair Value	Convertible Notes	Conversions	June 30, 2018

Derivative Liabilities	$106,643	$37,587	$0	$0	$(68,056)

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

At June 30, 2018, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions.  At times, such deposits may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $232,068 and $177,658 during the three-months ended June 30, 2018 and 2017, respectively.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at market values.

Impact of New Accounting Standards

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	June 30, 2018	December 31, 2017
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	$0

Depreciation expense was $0 and $99 for the three-months ended June 30, 2018 and 2017, respectively.

NOTE 5 – TERM NOTES PAYABLE

Term notes payable consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017

Unsecured note payable dated March 8, 2016 to an individual at 5% interest, payable upon the Company’s availability of cash	$0	$13,500
Unsecured note payable dated November 13, 2017 to a corporation at $10,000 lump sum interest at maturity on February 28, 2018. The terms are being re-negotiated with the noteholder.	100,000	100,000
Unsecured note payable dated December 28, 2017 to a corporation, due January 3, 2018		53,842
Total term notes	$100,000	$153,842

NOTE 6 – 2017 CONVERTIBLE PROMISSORY NOTES

The Company issued a $166,667 convertible promissory note bearing interest at 4.50% per annum to an accredited investor, payable in equal installments of $6,000 commencing February 1, 2018 plus interest at rate of 4% per annum on December 20, 2018 and $80,000 plus accrued interest on December 20, 2019.   The holder has the right to convert the note into common stock of the Company at a conversion price of $0.08 per share for each one dollar of cash payment which may be due, (which would be 1,083,333 shares for the $86,667 payment and 1,000,000 shares for the $80,000 payment).

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note did not result in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. As of December 31, 2017, the discount related to the beneficial conversion feature on the note was valued at $27,083 based on the $0.013 difference between the market price of $0.093 and the conversion price of $0.08 times the 2,083,325 conversion shares. As of and during the three-months ended June 30, 2018, the remaining discount was $20,313 and $3,386 of the discount was amortized.

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

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $58,494 based on the difference between the fair value of the 1,578,947 convertible shares at the valuation date and the $150,000 note value. The discount related to the beneficial conversion feature is being amortized over the term of the debt. The discount related to the beneficial conversion feature on the note was valued at $150,000 based on the Black-Scholes Model. As of and during the three-months ended June 30, 2018, the remaining discount was $40,711 and $7,019 of the discount was amortized. The derivative liability for this note at June 30, 2018 was $68,056.

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

Warrants – recorded at fair value ($79,537) upon issuance, and marked -to-market on the balance sheet at $58,317 as of June 30, 2018 and $47,149 as of December 31, 2017, which was computed as follows:

Commitment Date
Expected dividends	0%
Expected volatility	175.59%
Expected term: conversion feature	2 years

There was a controversy with the lender regarding the number of shares that would be issued with wa

A controversy and litigation between the lender and the Company emerged regarding the number of warrants attached to the loan agreement. The parties reached a settlement whereby the Company issued 1,600,000 shares of freely-tradable stock to the lender. As a result of the settlement, all of the remaining balance sheet amounts relating to the promissory note were eliminated in the quarter ended June 30, 2018.  The Company recorded Settlement Expense in the amount of $208,000 and Gain on Exchange in Fair Value of Derivative in the amount of $58,316.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017

Accrued consulting fees	$447,280	$249,500
Accrued expense related to shareholder dispute	0	330,000
Accrued expense related to warrant exercise	0	180,000
Other accrued expenses	243,334	12,000
Accrued interest expense	20,185	7,260
Total accrued expenses	$710,799	$778,760

 NOTE 9– CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $.0001 per share and 20,000,000 shares of Class B stock with a par value of $.0001 per share.  Each Class A common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors. Class B common stock does not vote.

Class A Common Stock

At June 30, 2018, there were 286,050,581 shares of class A common stock issued and outstanding.

During the three-months ended June 30, 2018, the Company: issued 650,000 shares of restricted class A common stock to 2 individuals through private placements for cash of $76,000 at average of $0.12 per share.

  Issued 1,600,000 of unrestricted common stock to the holder of a convertible promissory note payable. The note had warrants attached to the note The Company negotiated a settlement with the lender to issue the 1,600,000 shares to the lender at an price of $0.13 per share.

  Issued 250,000 shares of stock to each the President and Chief Financial Officer as required under Employment Agreements. The shares were issued at $.06 per share
  Canceled 100,000 shares returned to the Company by shareholders at a value of $10 added to paid-in-capital.

Class B Stock

At June 30, 2018 and 2017, there were 0 and 126,938 shares of class B stock issued and outstanding, respectively.

During the year ended December 31, 2017, the Company; exchanged 630,000 shares of class A common stock for 62,986 class B shares with a shareholder who held class B shares from the 2009 merger agreement between the Company and Dynalyst Manufacturing Corporation which set a conversion rate of 15 to 1. The Company negotiated the 630,000 shares when the class B shareholder elected to convert.

• Exchanged (on a one for one basis) 63,932 shares of class A common stock for 63,932 class B shares with shareholders who acquired the class B shares after the 2009 merger agreement between the Company and Dynalyst Manufacturing Corporation.

Stock options, warrants and other rights

At June 30, 2018, the Company has not adopted any employee stock option plans.

On February 3, 2017, the Company issued 6,000,000 warrants (4,000,000 at $0.35 for two years and 2,000,000 at $0.45 for three years) as part of a separation agreement with a co-founder and former president. The Company valued the warrants as of June 30, 2017, at $639,284 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 455%, expected conversion term of two and three years and risk-free interest rate of 1.75%.

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

On January 8, 2018, the Company issued 4,000,000 warrants to a director, which were provided in lieu of 3,000,000 shares that the director returned to the Company and were subsequently cancelled, at $0.10 per share which expire in three years.

NOTE 10 - RELATED PARTY TRANSACTIONS

Shareholders made loans and advances to the Company in the amounts of $27,491 (Kevin Jones $26,391 and Pat Six $1,100) during the three-months ended June 30, 2018 and $219,509 (Tunstall Canyon Group $166,667, Kevin Jones $51,342 and Pat Six $1,500) during the year ended December 31, 2017, respectively.  During the year ended December 31, 2017, a shareholder, Richard Halden, purchased 2,250,000 shares of class A common stock for $225,000 ($0.10 per share) and Kevin Jones received repayment of a $59,690 loan.

NOTE 11 – INCOME TAXES

At June 30, 2018 and December 31, 2017, the Company had approximately $17.3 million and $16.4 million, respectively, of net operating losses ("NOL") carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2034.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the three-months ended June 30, 2018 and the year ended December 31, 2017:

	2018	2017

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 21% for the three-months ended June 30, 2018 and the year ended December 31, 2017, the Company's effective rate is as follows:

	2018		2017

Federal statutory rate	(21.0	) %	(21.0	) %
State tax, net of federal benefit	(0.0)		(0.0)
Permanent differences and other including surtax exemption	0.0		0.0
Temporary difference	(15.9)		(15.9)
Valuation allowance	36.9		36.9
Effective tax rate	0.0%		0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at June 30, 2018 and December 31, 2017:

14

	2018	2017
Deferred tax assets
Net operating loss carry forwards	$16,524,544	$16,403,873
Deferred compensation	790,360	821,572
Stock based compensation	2,900,734	2,900,734
Other	581,639	581,639
Total	20,797,277	20,707,818
Less valuation allowance	(20,797,277)	(20,707,818)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $45,912 and $12,784,855 for the three-months ended June 30, 2018 and the year ended December 31, 2017, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $20,797,277 and $20,707,818 at June 30, 2018 and December 31, 2017, respectively.

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

NOTE 12 – COMMITMENTS

Employment Agreements

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In June of 2014, the president's employment agreement was amended to increase his annual pay to $180,000.  The employment agreement terminated August 12, 2017. During the three-months ended June 30, 2017, the Company paid and accrued a total of $45,000 on the employment agreement.

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

Effective May 10, 2018, the Company entered into employment agreements with John Olynick, as President and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements are identical. John Olynick, as President earns a salary of $120,000 per year. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that their Agreements are in effect, they are each entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. Under their employment agreements, Mr. Olynick and Mr. Jones were each issued 250,000 shares of Common Stock, par value $.0001 during the three months ended June 30, 2018.On the date of issuance, the stock was valued at $.06 per share and the Company recorded an expense of $30,000. They are also entitled to participate in the Company’s benefit plans.

The foregoing summary of the Employment Agreements is qualified in its entirety by reference to the actual true and correct Employment Agreements, copies of which are attached hereto as Exhibit 10.39 and 10.40.

See Subsequent Events Note 13.

Consulting Agreement

On November 28, 2017, the Company entered into a three-year consulting agreement with Chisos Equity Consultants, LLC for public relations, consulting and corporate communications services. The initial payment was 1,800,000 shares of the Company’s restricted common stock. Additional payments upon the Company’s common stock reaching certain price points are follows;

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

Due to a breach under the Agreement, the Board of Directors of the Company on June 22, 2018, voted to terminate the Agreement. Based on the termination, all warrants to purchase the Company’s common stock were cancelled.

Leases

In October 2015, the Company signed a new two-year lease for new office space of approximately 1,800 square feet at the rate of $2,417 for the first twelve months and $2,495 for the second twelve months.  During the three months ended June 30, 2018 and 2017, the Company expensed $14,510 and $8,640, respectively, in rent expense.

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

On April 22, 2016, Greenway Technologies filed suit under Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison for breach of a Stock Purchase Agreement dated October 29, 2015, wherein the Company sold its shares in Mamaki to HBI for $700,000 (along with the assumption of certain debt). The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016. On January 13, 2017, the parties executed a Settlement and Mutual Release Agreement (Agreement). However, the Defendants defaulted in their payment obligations under Agreement. Curtis Borman and Lee Jennison were co-guarantors of the obligations of Mamaki and HBI. To secure their guaranties, each of Curtis Borman and Lee Jennsion posted 1,241,500 and 1,000,000 shares, respectively, of the Company. Under the Agreement, the shares were valued at $.20. Due to the default under the Agreement, these shares were returned to the Company’s treasury shares. Because of bankruptcy proceedings involving Curtis Borman, all action in this matter has been stayed.

See Subsequent Events Note 13.

NOTE 13-SUBSEQUENT EVENTS

There are no subsequent events to report.

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

In connection with the merger with Universal Media Corporation (“UMC”), a Nevada corporation, on August 17, 2009, the Company changed its name to Universal Media Corporation. The transaction was accounted for as a reverse merger, and Universal Media Corporation was the acquiring company on the basis that Universal Media Corporation’s senior management became the entire senior management of the merged entity and there was a change of control of Dynalyst. The transaction was accounted for as recapitalization of Dynalyst’s capital structure. In connection with the merger, Dynalyst issued 57,500,000 restricted common shares to the shareholders of Universal Media Corporation for 100% of Universal Media Corporation.

On August 18, 2009, Dynalyst approved the amendment of its Articles of Incorporation and filed with the Texas Secretary of State an amendment to change its name to Universal Media Corporation and approved the increase in authorized shares to 300,000,000 shares of common A stock, par value $0.0001 and 20,000,000 shares of common B, par value $0.0001.

On March 23, 2011, Universal Media Corporation approved the amendment of its Articles of Incorporation and filed with the Texas Secretary of State an amendment to change its name to UMED Holdings, Inc.

On June 22, 2017, UMED Holdings, Inc. approved the amendment of its certificate of formation and filed on June 23, 2017, with the Texas Secretary of State, an amendment to change the company name to Greenway Technologies, Inc.

Greenway Technologies, Inc. is a holding company with present interests in energy and mining. Corporate offices are located at 8851 Camp Bowie West, Suite 240, Fort Worth, Texas 76116, consisting of approximately 1,800 square feet.. The Company’s wholly-owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”), has offices at 1521 North Cooper Street, Suite 207, Arlington, Texas 76011.

The Company will be unable to pay its obligations in the normal course of business or service its debt in a timely manner throughout 2018 without raising additional debt or equity capital. There can be no assurance that additional debt or equity capital will be raised.

Greenway Technologies is currently evaluating strategic alternatives that include the following: (i) entering into joint ventures or partnerships with existing oil and gas producers or refiners to exploit the Company’s patented technology, (ii) licensing or selling rights to its technology, (iii) raising additional equity capital through the issuance of shares or (iv) entering into or issuing debt instruments. This process is ongoing and can be lengthy and has inherent costs and risks. There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate our 12 month working capital needs or result in any other transaction.

Energy Interest

In August of 2012, the Company acquired Greenway Innovative Energy, Inc. Greenway Innovative Energy (“GIE”) began work in 2009 on its gas-to-liquids (GTL) system to economically covert natural gas into high-cetane liquid fuels while making no wax product and avoiding the need for further refining. In 2011, Greenway Innovative Energy engaged Houston-based Commonwealth Engineering to design a 1,500 barrel/day GTL system based on steam methane reforming (SMR). This form of reforming proved to be too expensive for commercialization. As a result, GIE embarked on a redesign of the reforming process, with such redesigned process and methodology leading to the issuance of patents in 2013 as described below.

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

During 2016, under the SRA with UTA, GIE directed UTA to conduct studies to evaluate the impact of the CO2 to syngas ratio in the reforming process. It was established that ratios above a certain level would result in undesirable wax output. This finding was significant because it revealed a design parameter required to produce wax-less fuel a critical design goal.

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

On March 6, 2018, the Company announced the completion of its first G-Reformer® system, which converts natural gas into synthesis gas. The G-Reformer® is a critical component of the company’s innovative Greer-Wright Gas-to-Liquids system which converts natural gas into liquid fuels. A team consisting of individuals from Greenway Technologies, Inc. and its wholly-owned subsidiary, Greenway Innovative Energy, the University of Texas at Arlington (UTA), and Industrial Refractory Services, Inc. worked together to calibrate the newly-built G-Reformer®. The G-Reformer® testing performed at that time substantiated the units’ synthesis gas generation capability and demonstrated additional proficiencies within certain prior prescribed testing metrics.

The Company believes that the G-Reformer® is a major innovation in gas reforming and GTL technology. It is superior to legacy technologies which are costly, have a larger footprint, and cannot be easily deployed at field sites to process associated gas, stranded gas, coal-bed methane, vented gas, or flared gas, all markets the Company seeks to service. This technology, based around the G-Reformer®, is unique in that it allows for transportable GTL plants with a smaller footprint, when compared to legacy large-scale technologies.The Company believes its technologies and processes will allow for GTL plants withsubstantially lower up-front and ongoing costs resulting in profitable operations. Greenway Technologies is now working to commercialize both its G-Reformer® and its GTL solutions and is in discussions with a number of oil and gas companies, smaller oil and gas operators, and other interested parties to obtain joint venture or other forms of capital funding to build its first complete gas-to-liquid plant using Greenway’s proprietary GTL conversion processes. The Company is also exploring licensing its G-Reformer® product with representatives of various industries.

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

Going Concern

As of June 30, 2018, the Company has an accumulated deficit of $25,001,340. During the three-months ended June 30, 2018, the Company used net cash of $321,628 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the current cash position is not sufficient to support its daily operations. Management intends to raise additional funds by way of a public or private offering or both. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

Three-months Ended June 30, 2018, Compared to Three-months Ended June 30, 2017.

Revenues.

During the three-months ended June 30, 2018, and 2017, the Company had no revenues from operations. Management is aggressively looking for ways to leverage our technology to develop revenue streams.

Operating Expenses.

Consulting Fees. During the three-months ended June 30, 2018, consulting expense increased to $382,299 as compared to $43,450 from the prior year three-months ended June 30, 2017. The increase was primarily the result of increased use of consultants in conducting operations.

Officer Compensation. During the three-months ended June 30, 2018, officer compensation decreased to $(1,666) as compared to $40,000 from the prior year three-months ended June 30, 2017. Officer compensation decreased due to two factors. There was a reversal of $90,000 of compensation accrued in the first quarter that was not contractual and, on May 10, 2018, the Company hired a President and Chief Financial Officer. Under their Employment Agreements, the Company accrued $33,334 in officer compensation for the quarter.

Operating Expenses. During the three-months ended June 30, 2018, operating expenses decreased to $543,066 as compared to $1,069,145 from the prior year three-months ended June 30, 2017. The decrease was primarily due to $327,500 of stock-based compensation recorded in the three-months ended June 30, 2017, without a comparative charge in the three-months ended June 30, 2018. Travel expenses decreased to $4,311 in the three-months ended June 30, 2018, compared to $12,702 in the three-months ended June 30, 2017. Legal expenses increased to $118,861 in the three-months ended June 30, 2018, compared to $42,688 in the three-months ended June 30, 2017. Research and development expenses increased to $232,068 in the three-months ended June 30, 2018, compared to $160,274 in the three-months ended June 30, 2017.

Interest Expense. During the three-months ended June 30, 2018, interest expense increased to $18,181 as compared to interest expense of $124 in the prior year three-months ended June 30, 2017. The increase was primarily due to the amortization of debt issue cost related to convertible promissory notes issued in the fourth quarter of 2017.

Derivative Adjustment. During the three-months ended June 30, 2018, the gain on derivative adjustment was $18,199 as compared to a gain of $63,781 for the prior year three-months ended June 30, 2017. The change was due to the convertible note payable being paid in first quarter 2017 and the derivative liability for the three-months ended June 30, 2018 being calculated using the Black-Scholes Model only on the warrants.

Net Loss from Operations. Our net loss from operations decreased to $775,134 for the three-months ended June 30, 2018 compared to a loss of $1,005,548 for the three-months ended June 30, 2017. The decrease was primarily due to decrease the changes in expenses, as described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between June 30, 2018, and December 31, 2017:

	June 30,	December 31,	$	%
	2018	2017	Change	Change

Working Capital
Cash	$4,847	$91,518	$(69,043)	(75)%
Total current assets	$19,000	$249,018	$(82,543)	(33)%
Total assets	$23,847	$269,018	$(82,453)	(31)%
Accounts payable and accrued liabilities	$2,598,095	$2,586,901	$(305,596)	(12)%
Notes payable and accrued interest	$100,000	$388,675	$(288,675)	(74%)
Derivative liability	$68,056	$105,643	$ 19,388	(18%)
Total current liabilities	$2,983,286	$2,997,219	$(374,420)	(12)%
Total liabilities	$3,043,286	$3,081,219	$(374,420)	(11)%

In the three-months ended June 30, 2018, the Company’s working capital deficit increased by $522,115 as a result of a decrease in current assets of $161,628 and an increase in accounts payable and accrued liabilities of $360,487, an increase in accrued interest of $7,776 and a decrease in derivative liability of $18,199.

Operating activities

Net cash used in continuing operating activities during the three-months ended June 30, 2018, was $(321,628) as compared to $(1,062,160) for the three-months ended June 30, 2017. Items totaling approximately $481,488 contributing to the net cash used in continuing operating activities for the three-months ended June 30, 2018, include:

$803,116 net loss, offset by: $ 18,199 gain on derivatives$ (18,199) loss on derivatives $ 144,000 decrease in prepaid expenses,
$ 10,405 debt issue costs amortized $ 407,791 increase in accounts payable and accrued expenses $ (90,000) decrease in accrued management fees $ 27,491 increase in shareholder advances

Net cash used for continuing operating activities for the three-months ended June 30, 2017, was $1,062,160. Items totaling approximately $5,366,368 contributing to the net cash used in continuing operating activities for the three-months ended June 30, 2017, include:

 $6,275,481 net loss, offset by:

$5,326,244 representing the value of stock-based compensation, $ 10,396 loss on derivative liability adjustment, $ (13,476) in prepaids
$ 198 of depreciation, $ 87,500 increase in management fees $ (44,494) decrease in accounts payable and accrued expenses

Investing activities

The Company had no investing activities during the three-months ended June 30, 2018 and 2017.

Financing Activities

Net cash provided by financing activities was $70,000 for the three-months ended June 30, 2018, composed of $70,000 in sales of common stock.

Seasonality

The Company does not anticipate that our business will be affected by seasonal factors.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher. The Company will continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While the Company’s businesses are subject to inflation as described above, management believes that inflation currently does not have a material effect on our operating results. However, inflation may become a factor in the future.

Commitments

Employment Agreements.

In August 2012, The Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of five years with compensation of $90,000 per year. In September 2014, the president’s employment agreement was amended to increase his annual pay to $180,000. The employment agreement terminated in August 2017. During the three-months ended June 30, 2017, the Company paid and accrued a total of $45,000 for the Greenway Innovative Energy president.

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

In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc., The Company agreed to issue an additional 7,500,000 shares of restricted common stock when the first portable GTL unit is built and becomes operational and is capable of producing 2,000 barrels of diesel or jet fuel per day and to pay Greenway Innovative Energy a 2% royalty on all gross production sales on each unit placed in production. In connection with a settlement agreement with one of the prior owners of Greenway Innovative Energy, Inc. The Company replaced 3,750,000 of the shares with a different amount of shares and other consideration. As a result, only 3,750,000 share are committed to be issued under this agreement.

The Company is in default under a consulting agreement with a shareholder. As of June 30, 208, the Company has accrued $33,519 as a payable. The Company is in discussions with the party regarding a restructuring and deferral of payments due under the agreement. There are no assurances that the Company will be successful in restructuring the existing agreement.

 Leases.

In October 2015, the Company entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the three-months ended June 30, 2018, and 2017, the Company expensed $26,992 and $35,023.

Greenway Innovative Energy, Inc. rents approximately 600 square feet of office space at 1511 North Cooper St., Suite 207, Arlington, Texas 76011, at a rate of $1,369 per month.

Mining Interest.

In December 2010, the Company acquired from Melek Mining, Inc. and 4HM Partners, LLC the rights to approximately 1,440 acres of placer mining claims located on Bureau of Land Management (“BLM”) land in Mohave County, Arizona for 5,066,000 shares of restricted common stock. Our minimum commitment for 2018 is approximately $11,160 in annual maintenance fees, which are due September 1, 2018, payable to the United States Bureau of Land Management. Once the production phase begins, royalties owed to the BLM will be are equal to 10% of production. As of the date of this report, the mining claims are not covered by any lease agreement, we file an annual maintenance fee form to hold the claims.

Consulting Agreement

On November 28, 2017, the Company entered into a three-year consulting agreement with Chisos Equity Consultants, LLC for public relations, consulting and corporate communications services. The initial payment was 1,800,000 shares of its restricted common stock. Additional payments upon our common stock reaching certain price points as follows;

  500,000 shares at the time our common stock reaches $0.25 per share during the first year
  500,000 shares at the time our common stock reaches $0.45 per share during the first year
  1,000,000 shares at the time our common stock reaches $0.90 per share during the first or second year
  2,000,000 shares at the time our common stock reaches $1.50 per share during the first or second year
  3,000,000 shares at the time our common stock reaches $2.00 per share during the term of the agreement
  1,000,000 shares at the time our common stock reaches $10.00 per share during the term of the agreement. 1,000,000 shares at the time our common stock reaches $10.00 per share during the term of the agreement.

 Due to a breach under the Agreement, the Board of Directors of the Company on June 22, 2018 voted to terminate the Agreement. Based on the termination, all warrants to purchase the Company’s common stock were cancelled.

Critical Accounting Policies

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

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

The Company evaluates long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Quantitative and Qualitative Disclosures About Market Risk

The Company conducts all transactions, including those with foreign suppliers and customers, in U.S. dollars. The Company is therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks. Demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier’s domestic currency to the value of the U.S. dollar. Furthermore, changes in the relative value of the U.S. dollar may change the price of products relative to the prices of our foreign competitors.

Stock-Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

Recently Issued Accounting Pronouncements

In September 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to Greenway Technologies’ current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). We adopted this pronouncement for the three-months ended June 30, 2018.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer is being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

The Company’s management, including the chief executive officer and chief financial officer, does not expect that the Company’s disclosure controls and procedures or internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

In March 2018, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control -- Integrated Framework,” issued by the Committee of Sponsoring Organizations revised 2013 (“COSO”) of the Treadway Commission. Based upon this assessment, we determined that our internal control over financial reporting is ineffective.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our chief financial officer in connection with the preparation of our financial statements as of June 30, 2018, who communicated the matters to our management and board of directors.

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

Management’s Remediation Initiatives

Although the Company is unable to meet the standards under COSO because of limited funds, the Company is committed to improving its financial organization. As funds become available, the Company will undertake to: (1) create positions to segregate duties consistent with control objectives, (2) increase personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

The Company will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Greenway Technologies have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

 PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company has been named as a co-defendant in an action brought against us and Mamaki Tea, Inc., alleging, among other things, that the Company was named as a co-guarantor on an $850,000 foreclosed note. Management does not believe the ultimate resolution will have an adverse impact on the financial condition or results of operations.

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

During the three-month period ended June 30, 2018, the Company issued 650,000 shares of restricted common stock to 2 individuals through private placements for cash of $66,000 at an average price of $0.1015 per share. There were no selling expenses or commissions with respect to the sale of our common stock.

The proceeds realized from the sale of the Company’s common stock was used to pay the Company’s general and administrative expenses, salaries of officers and consultants in the amount of $543,066, and expenses associated with the Company’s GTL project at The University of Texas at Arlington.

Each investor took his or her securities for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our securities. Our securities were sold only to accredited investors, as defined in Regulation D with whom the Company had a direct personal preexisting relationship, and after a thorough discussion. Each certificate contained a restrictive legend as required by the Securities Act. Finally, the Company’s stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

Each purchaser or recipient of the Company’s shares was an accredited investor, and either alone or with his purchaser representative(s) had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment. The Company reasonably believed immediately prior to making any sale that such purchaser came within this description.

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
10.32** 10.33** 10.34** 10.35** 10.36** 10.37** 10.38**

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

Warrant dated January 8, 2018 for 4,000,000 shares issued to Kent Harer.

Settlement agreement by and between Greenway Technologies, Inc. and Tonaquint, Inc. dated April 9, 2018.

10.39**	Employment agreement with John Olynick, as President, dated May 10, 2018.
10.40**	Employment agreement with Ransom Jones, as Chief Financial Officer, Secretary and Treasurer, dated May 10, 2018.
31.1*	Certification of D. Patrick Six, Chief Executive Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of D. Patrick Six, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of D. Patrick Six, Chief Executive Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of D. Patrick Six, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

*         Filed herewith.

**       Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: August 20, 2018.

By /s/ John Olynick

John Olynick, President

By /s/ Ransom Jones

Ransom Jones, Chief Financial Officer and

Principal Accounting Officer

