Form 10-Q
period 2018-09-30
GREENWAY TECHNOLOGIES INC
filed 2018-11-19
CIK 1572386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-55030

_____________________________________

GREENWAY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	90-0893594 (I.R.S. Employer Identification Number)
1521 North Cooper Street, Suite 205 Arlington, Texas (Address of principal executive offices)	76011 (Zip Code)
800-289-2515 (Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 19, 2018, the registrant had outstanding 286,703,915 shares of its Class A common stock and 0 shares of Class B common stock.

1

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current Assets
Cash	$39,248	$91,518
Prepaid expense		157,500
Total Current Assets	39,248	249,018
Fixed assets
Property & equipment	4,015	4,015
Less depreciation	4,015	4,015
	0	0
Other Assets	19,000	20,000
Total Assets	$58,248	$269,018
Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$285,503	$140,039
Stockholder advances	130,538	1,500
Accrued management fees	1,626,602	1,666,602
Notes payable	200,000	153,841
Accrued expenses	588,378	778,760
Current portion of convertible note payable, net of
discount of $52,958 and $81,833	257,709	150,834
Derivative liability – warrants	87,556	105,643
Total Current Liabilities	3,176,286	2,997,219
Long term convertible note payable, less current portion		84,000
Total Liabilities	3,176,286	3,081,219
Commitments and contingencies
Stockholders’ Deficit
Common Class B stock, 20,000,000 shares authorized, par value $0.0001, 0 shares issued and outstanding at September 30, 2018
and December 31, 2107	0	0
Common Class A stock 300,000,000 shares authorized, par value $0.0001, 286,703,915 and 287,681,826 issued and outstanding at
September 30, 2018 and December 31, 2017, respectively	28,652	28,771
Additional paid-in capital	21,989,916	20,782,630
Accumulated deficit	(25,136,606)	(23,623,602)
Total Stockholders’ Deficit	(3,180,038)	(2,812,201)
Total Liabilities & Stockholders’ Deficit	$58,248	$269,018

See the accompanying notes to unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

For the three months ended September 30, 2018 and 2017

	2018	2017
Sales	$0	$0
Expenses
General and administrative	219,574	1,089,635
Research and development	75,000	183,512
Depreciation	0	99
Total Expense	294,574	1,273,246
Operating loss	(294,574)	(1,273,246)
Other income (expenses)
Gain (loss) on change in fair value of derivative	(56,168)	(26,329)
Interest (expense) income	5,476	(120)
Gain on settlement of research and development agreement	210,000

Total other income (expense)	159,308	(26,449)
Loss before income taxes	(135,266)	(1,299,695)
Provision for income taxes	0	0
Net loss	(135,266)	$(1,299,695)
Net loss per share;
Basic and diluted net loss per shares	(0.00)	$(0.00)
Weighted average shares
Outstanding;
Basic and diluted	286,703,915	275,893,004

See the accompanying notes to unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations – Unaudited
For the nine months ended September 30, 2018 and 2017

	2018	2017
Sales	—	—

Expenses
General and administrative	1,031,381	7,046,787
Research and development	616,283	521,444
Depreciation	—	297
Total Expense	1,647,664	7,568,528

Operating loss	1,647,664	7,568,528

Other income (expenses)
Gain (loss) on change in fair value of derivative	(18,581)	(15,933)
Interest (expense) income	(28,760)	9,285
Warrant conversion gain	180,000	—
Settlement expense - loan agreement	(208,000)	—
Gain on settlement of research development agreement	210,000	—
Total other income (expense)	(140,073)	(6,648)

Loss before income taxes	(1,513,005)	(7,575,176)
Provision for income taxes	—	—
Net loss	(1,513,005)	(7,575,176)

Net loss per share;
Basic and diluted net loss per shares	0.00	$(0.03)
Weighted average shares
Outstanding;
Basic and diluted	286,703,915	269,789,181

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the three months ended September 30, 2018 and 2017

	2018	2017
Cash Flows from Operating Activities
Net Loss from operations	$(1,513,005)	$(7,575,176)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation	0	298
Stock based compensation	0	5,320,938
(Gain) loss on derivative	(18,581)	(8.908)
Debt discount	28,875	0
Stockholder dispute settlement		390,300
Changes in operating assets and liabilities:
Prepaid expense	157,500	13,476
Accounts payable and accrued expenses	345,576	411,144
Accrued management fees	(40,000)	(152,500)
Gain on contract cancellation	(180,000)	(15,000)
Gain on settlement of debt
Settlement of R&D Agreement	(210,000)	0
Settlement of debt instrument through issuance of shares of common stock	208,000	(569,508)
Net Cash Used in Operating Activities	(1,221,635)	(1,615,428)
Cash Flows from Investing Activities	0	0
Cash Flows from Financing Activities

Repayments on shareholder advances	(51,341)	(59,690)
Repayments on note payable	130,038	(8,000)
Repayments on convertible note payable	(8,500)	(120,753)
Proceeds from sale of common stock	999,168	1,961,750
Proceeds from issuance of debt instruments	100,000	0
Net Cash Provided by Financing Activities	1,377,365	1,713,799
Net (Decrease) Increase in Cash	(52,270)	98,371
Cash Beginning of Period	91,518	67,964
Cash End of Period	$39,248	$166,335
Shares returned and cancelled	$8,733,164	$0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 1 – ORGANIZATION

Nature of Operations

Greenway Technologies, Inc. (“Greenway Technologies,” “GTI,” or the “Company”) was organized on March 13, 2002, under the laws of the State of Texas as Dynalyst Manufacturing Corporation.  On August 18, 2009, in connection with a merger with Universal Media Corporation, a privately held Nevada company, the Company changed its name to Universal Media Corporation (“Universal Media”). The Company changed its name to UMED Holdings, Inc. on March 23, 2011, and to Greenway Technologies, Inc. on September 23, 2017.

The Company’s primary mission is to operate as a holding company to provide funding for commercializing the proprietary processes and products held by its 100% owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”).

In September 2010, the Company acquired 1,440 acres of placer mining claims on Bureau of Land Management land in Mohave County, Arizona. See discussion in Note 3. Due to the Company not producing any revenue from its BLM mining leases since its acquisition of the leases, the Company recognized an impairment charge of $100,000 during the year ended December 31, 2014. The Company believes that this investment could be productive if sufficient resources are committed to its development. However, at this time, the Company has made the decision to commit is resources to commercialization of the Gas-To-Liquids (“GTL”) technology owned by GIE.

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

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of approximately $.135 million for the three-month and $1.513 million for the nine-month period ended September 30, 2018 and has a working capital deficiency of approximately $3.1 million and an accumulated deficit of approximately $25.1 million at September 30, 2018. a working capital deficiency of approximately $3.0 million and an accumulated deficit of approximately $25 million at September 30, 2018. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

With the successful test of the Company’s G-Reformer® unit and FTO process during the first quarter 2018, the Company has had discussions with a number of oil and gas companies, smaller oil and gas operators and investors regarding potential funding for a commercial scale GTL plant using the Company’s unique GTL system. A commercial GTL plant will include the Company’s proprietary G-Reformer®, a Fischer-Tropsch unit, and all necessary components to develop a fully functional GTL plant with a targeted minimum output of ~125 barrels/day of high-cetane blendstock (diesel fuel). Should an agreement be reached with any of these parties, such relationship would be anticipated to provide funding for a plant, as well as sufficient additional operating capital for the Company to independently continue operations. While there are no assurances that financing for an initial plant will be obtained on acceptable terms and in a timely manner, the failure to obtain the necessary working capital may cause the Company to move in one or more alternate directions to transition the Company’s GTL system into production.

In addition, the Company is also seeking agreements and/or partnerships with other GTL system providers to use the Company’s proprietary G-Reformer® technology as part of existing, planned, or new GTL systems. There are no assurances that such agreements and partnerships will be obtained on acceptable terms and in a timely manner, and the failure to obtain the necessary working capital may cause the Company to move in one or more alternate directions to monetize its proprietary G-Reformer® technology.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents. There were no cash equivalents at September 30, 2018, or December 31, 2017.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants or beneficial conversion features (23,696,156) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

Description	Level 1	Level 2	Level 3
September 30, 2018 Derivative Liabilities	$0	$0	$87,557
December 31, 2017 Derivative Liabilities	$0	$0	$105,643

The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

 The change in the notes payable at fair value for the nine-month period ended September 30, 2018, is as follows:

	Fair Value	Change in	New		Fair Value
	January 1, 2018	Fair Value	Convertible Notes	Conversions	September 30, 2018

Derivative Liabilities	$105,643	$18,581	$0	$0	$(87,557)

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

At September 30, 2018, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $75,000 net a credit of $210,000 recognized as income during the period, and $232,068 and $177,658 during the three-months ended September 30, 2018 and 2017, respectively.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at market values.

Impact of New Accounting Standards

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	September 30, 2018	December 31, 2017
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	$0

Depreciation expense was $0 and $99 for the three-months ended September 30, 2018 and 2017, respectively.

NOTE 5 – TERM NOTES PAYABLE

Term notes payable consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017

Unsecured note payable dated March 8, 2016 to an individual at 5% interest, payable upon the Company’s availability of cash	$0	$13,500
Unsecured note payable dated November 13, 2017 to a corporation at $10,000 lump sum interest at maturity on February 28, 2018. The terms are being re-negotiated with the noteholder.	100,000	100,000
Unsecured note payable dated December 28, 2017 to a corporation, due January 3, 2018		53,842
Unsecured note payable dated November 13, 2017 to a corporation at $10,000 lump sum interest at maturity on February 28, 2018. The terms are being re-negotiated with the noteholder.	100,000	100,000
Total term notes	$200,000	$153,842

NOTE 6 – 2017 CONVERTIBLE PROMISSORY NOTES

The Company issued a $166,667 convertible promissory note bearing interest at 4.50% per annum to an accredited investor, the first installment of $86,667 is payable on December 20, 2018 and $80,000 plus accrued interest on December 20, 2019. The holder has the right to convert the note into common stock of the Company at a conversion price of $0.08 per share for each one dollar of cash payment which may be due, (which would be 1,083,337 shares for the $86,667 payment and 1,000,000 shares for the $80,000 payment).

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note did not result in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. As of December 31, 2017, the discount related to the beneficial conversion feature on the note was valued at $27,083 based on the $0.013 difference between the market price of $0.093 and the conversion price of $0.08 times the 2,083,325 conversion shares. As of and during the three-months ended September 30, 2018, the remaining discount was $16,927 and $3,386 of the discount was amortized.

The Company issued a $150,000 convertible promissory note on January 16, 2018 bearing interest at 4.50% per annum to an accredited investor, payable in equal installments of $6,000 plus accrued interest until the principal and accrued interest are paid in full. The Company paid $6,000 on the note during the nine-months ended September 30, 2018, with the net convertible note payable now $144,000. The holder has the right to convert the note into common stock of the Company at a conversion price of equal to 70% of the prior twenty (20) days average closing market price of the Company’s common stock.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $58,494 based on the difference between the fair value of the 1,578,947 convertible shares at the valuation date and the $150,000 note value. The discount related to the beneficial conversion feature is being amortized over the term of the debt. The discount related to the beneficial conversion feature on the note was valued at $150,000 based on the Black-Scholes Model. As of and during the three-months ended September 30, 2018, the remaining discount was $36,031,711 and $22,463 of the discount was amortized. The derivative liability for this note at September 30, 2018 was $68,056. This note is in default and the terms are being re-negotiated between the parties. At this time, the ultimate terms of the note are not determined and may not include any conversion features. Under the circumstances, there is no basis for continuing treating the note as requiring derivative accounting.

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

•	Warrants – recorded at fair value ($79,537) upon issuance, and marked -to-market on the balance sheet at $58,317 as of September 30, 2018 and $47,149 as of December 31, 2017, which was computed as follows:

Commitment Date
Expected dividends	0%
Expected volatility	175.59%
Expected term: conversion feature	2 years

A controversy and litigation between the lender and the Company emerged regarding the number of warrants attached to the loan agreement. The parties reached a settlement whereby the Company issued 1,600,000 shares of freely-tradable stock to the lender. As a result of the settlement, all of the remaining balance sheet amounts relating to the promissory note were eliminated in the quarter ended September 30, 2018. The Company recorded Settlement Expense in the amount of $208,000 and Gain on Exchange in Fair Value of Derivative in the amount of $58,316.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017

Accrued consulting fees	$249,500	$249,500
Accrued expense related to shareholder dispute	0	330,000
Accrued expense related to warrant exercise	0	180,000
Other accrued expenses	332,234	12,000
Accrued interest expense	6,644	7,260
Total accrued expenses	$588,378	$778,760

NOTE 9– CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $.0001 per share and 20,000,000 shares of Class B stock with a par value of $.0001 per share. Each Class A common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors. Class B common stock does not vote.

Class A Common Stock

At September 30, 2018, there were 286,703,915 shares of class A common stock issued and outstanding.

During the three-months ended September, 2018, the Company:

•	In connection with the issuance of a Promissory Note to a lender, the lender was issued a Warrant entitling the lender to acquire 366,667 shares of Class A Common stock at an exercise price of $.01 (one penny) per share. The Warrant must be exercised in full within 15 years of the Note end date.

Class B Stock

At September 30, 2018 and 2017, there were 0 and 126,938 shares of class B stock issued and outstanding, respectively.

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

Stock options, warrants and other rights

At September 30, 2018, the Company has not adopted any employee stock option plans.

On February 3, 2017, the Company issued 6,000,000 warrants (4,000,000 at $0.35 for two years and 2,000,000 at $0.45 for three years) as part of a separation agreement with a co-founder and former president. The Company valued the warrants as of September 30, 2017, at $639,284 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 455%, expected conversion term of two and three years and risk-free interest rate of 1.75%.

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

On September 14, 2018, in connection with the issuance of a Promissory Note to a lender, the lender was issued a Warrant entitling the lender to acquire 366,667 shares of Class A Common stock at an exercise price of $.01 (one penny) per share. The Warrant must be exercised in full within 15 years of the Note end date.

NOTE 10 - RELATED PARTY TRANSACTIONS

Shareholders made loans and advances to the Company in the amounts of $202,740, consisting of advances made by Kevin Jones of $102,740, Greg Sanders of approximately $1,400 and a loan made by Randolf Patterson of $100,000 during the three-months ended September 30, 2018. With respect to the Patterson loan, Mr. Jones holds the direct collateral interest in the note through his wholly-owned Maybert LLC, and the parties share such interests on a pro rata basis.

On October 23, 2018, Christine Early (Kevin Jones’ spouse and separate shareholder) made a $100,000 loan to the Company, and on November 6, 2018, Michael Wykrent (shareholder) made a $100,000 loan to the Company, both loans being secured by Maybert LLC, a Texas company controlled by Kevin Jones. With respect to these loans, MR. Jones holds the direct collateral interest in the note through his wholly-owned Maybert LC, and the parties share such interests on a pro rata basis.

NOTE 11 – INCOME TAXES

At September 30, 2018 and December 31, 2017, the Company had approximately $18 million and $16.4 million, respectively, of net operating losses ("NOL") carry forwards for federal and state income tax purposes. These losses are available for future years and expire through 2034. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the nine-months ended September 30, 2018 and the year ended December 31, 2017:

	2018	2017

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 21% for the three-months ended September 30, 2018 and the year ended December 31, 2017, the Company's effective rate is as follows:

	2018	2017

Federal statutory rate	(21.0)	(21.0)
State tax, net of federal benefit	(0.0)	(0.0)
Permanent differences and other including surtax exemption	0.0	0.0
Temporary difference	(15.9)	(15.9)
Valuation allowance	36.9	36.9
Effective tax rate	0.0%	0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at September 30, 2018 and December 31, 2017:

16

	2018	2017
Deferred tax assets
Net operating loss carry forwards	$17,916,878	$16,403,873
Deferred compensation	797,035	821,572
Stock based compensation	2,900,734	2,900,734
Other	581,639	581,639
Total	22,196,286	20,707,818
Less valuation allowance	(22,196,286)	(20,707,818)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $1,399,009 and $12,784,855 for the three-months ended September 30, 2018 and the year ended December 31, 2017, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $22,196,2867 and $20,707,818 at September 30, 2018 and December 31, 2017, respectively.

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

NOTE 12 – COMMITMENTS

Employment Agreements

In August 2012, the Company entered into employment agreements with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of 5 years with compensation of $90,000 per year. In September of 2014, the president's employment agreement was amended to increase his annual pay to $180,000. By its terms, the employment agreement automatically renewed on August 12, 2018 for a successive one-year period. During the three-months ended September 30, 2017, the Company paid and accrued a total of $45,000 on the employment agreement.

In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc., the Company agreed to issue an additional 7,500,000 shares of restricted common stock when the first GTL unit is built and becomes operational and is capable of producing 2,000 barrels of diesel or jet fuel per day and pay Greenway Innovative Energy a 2% royalty on all gross production sales on each unit placed in production. In connection with a settlement agreement with one of the prior owners of Greenway Innovative Energy, Inc., the Company replaced 3,750,000 of the shares with a different amount of shares and other consideration. As a result, only 3,750,000 shares are committed to be issued under this agreement.

Effective May 10, 2018, the Company entered into employment agreements with John Olynick, as President and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements are identical. John Olynick, as President earns a salary of $120,000 per year. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that their Agreements are in effect, they are each entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. Under their employment agreements, Mr. Olynick and Mr. Jones were each issued 250,000 shares of Common Stock, par value $.0001 during the three months ended September 30, 2018. On the date of issuance, the stock was valued at $.06 per share and the Company recorded an expense of $30,000. They are also entitled to participate in the Company’s benefit plans.

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

•	500,000 shares at the time our common stock reaches $0.25 per share during the first year
•	500,000 shares at the time our common stock reaches $0.45 per share during the first year
•	1,000,000 shares at the time our common stock reaches $0.90 per share during the first or second year
•	2,000,000 shares at the time our common stock reaches $1.50 per share during the first or second year
•	3,000,000 shares at the time our common stock reaches $2.00 per share during the term of the agreement
•	1,000,000 shares at the time our common stock reaches $10.00 per share during the term of the agreement

Due to a breach under the Agreement, the Board of Directors of the Company on June 22, 2018, voted to terminate the Agreement. Based on the termination, all warrants to purchase the Company’s common stock were cancelled.

Leases

In October 2015, the Company signed a new two-year lease for new office space of approximately 1,800 square feet at the rate of $2,417 for the first twelve months and $2,495 for the second twelve months. During the nine months ended September 30, 2018 and 2017, the Company expensed $14,510 and $8,640, respectively, in rent expense. The Company terminated the lease effective August 31, 2018 and has no further financial obligations under the lease.

Greenway Innovative Energy, Inc. rents approximately 600 square feet of office space at 1511 North Cooper St., Suite 207, Arlington, Texas 76011, at a rate of $871 per month.

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

On April 22, 2016, Greenway Technologies filed suit under Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison for breach of a Stock Purchase Agreement dated October 29, 2015, wherein the Company sold its shares in Mamaki to HBI for $700,000 (along with the assumption of certain debt). The Company maintained its guaranty on the original loan as a component of the sale transaction. The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016. On January 13, 2017, the parties executed a Settlement and Mutual Release Agreement (Agreement). However, the Defendants again defaulted in their payment obligations under this new Agreement. Curtis Borman and Lee Jennison were co-guarantors of the obligations of Mamaki and HBI. To secure their guaranties, each of Curtis Borman and Lee Jennsion posted 1,241,500 and 1,000,000 shares, respectively, of the Company. Under the Agreement, the shares were valued at $.20. Due to the default under the Agreement, these shares were returned to the Company’s treasury shares. Curtis Borman subsequently filed for bankruptcy and the property was liquidated for $600,000, applied against the prior loan amount, leaving a remaining guaranteed loan payment balance of approximately $700,000, including accrued interest and legal fees. The Company is currently in negotiations with the note holders and anticipates a positive resolution.

Wildcat Consulting Group LLC (“Wildcat”) filed a civil lawsuit against Greenway Technologies, Inc. on September 27, 2018 for an alleged breach of contract. The Company answered the lawsuit and asserted a number of affirmative defenses. Greenway is confident in its defenses and intends to vigorously defend its interests.

See Subsequent Events Note 13.

NOTE 13-SUBSEQUENT EVENTS

On October 23, 2018, Christine Early (Kevin Jones’ spouse and separate shareholder) made a $100,000 loan to the Company, and on November 6, 2018, Michael Wykrent (shareholder) made a $100,000 loan to the Company, both loans being secured by Maybert LLC, a Texas company controlled by Kevin Jones.

On October 19, 2018, a Form PREC14A was filed by a number of shareholders, (the “Committee”) holding greater than 10% of the Company’s outstanding Class A Common stock in an attempt to call a Special Meeting of the Greenway Technologies shareholders. The purpose of the meeting is to elect 4 new directors to the Board that would effectively eliminate 4 of the sitting Directors. Two sitting directors, T. Craig Takacs and D. Patrick Six are included in this action and will retain their seats as Directors if the Committee is successful. The non-filing directors and management oppose this action, and have filed an objection with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-Q.

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources, should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this report, which have been prepared assuming that we will continue as a going concern, and in conjunction with our Annual Form 10-K/A filed on April 16, 2018. As discussed in Note 2 to the consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

Greenway Technologies, Inc. is a holding company with present interests in energy and mining. The corporate offices and the Company’s wholly-owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”), offices are located at 1521 North Cooper Street, Suite 207, Arlington, Texas 76011.

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

Also, in November, 2013, GIE reinstated a Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington (“UTA”), which is ongoing and continues to the present. The original agreement was initiated in 2009 for GTL proof of concept, scalability, and portability. Under the 2013 agreement, and based on the GIE’s ideas and vision, UTA began research focused solely on catalyst studies for the Fischer-Tropsch (FT) component of the GIE’s GTL system design with a goal of developing a lab platform capable of running 24/7 catalyst testing for one week or longer to prove the viability and commerciality of the process. Under the agreement, parametric studies were conducted for process conditions including reaction temperature and space velocity.

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

The Company believes that the G-Reformer® is a major innovation in gas reforming and GTL technology. It is superior to legacy technologies which are costly, have a larger footprint, and cannot be easily deployed at field sites to process associated gas, stranded gas, coal-bed methane, vented gas, or flared gas, all markets the Company seeks to service. This technology, based around the G-Reformer®, is unique in that it allows for transportable GTL plants with a smaller footprint, when compared to legacy large-scale technologies. The Company believes its technologies and processes will allow for GTL plants with substantially lower up-front and ongoing costs resulting in profitable operations. Greenway Technologies is now working to commercialize both its G-Reformer® and its GTL solutions and is in discussions with a number of oil and gas companies, smaller oil and gas operators, and other interested parties to obtain joint venture or other forms of capital funding to build its first complete gas-to-liquid plant using Greenway’s proprietary GTL conversion processes. The Company is also exploring licensing its G-Reformer® product with representatives of various industries.

Mining Interest

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims located on Bureau of Land Management (“BLM”) land in Mohave County, Arizona for 5,066,000 shares of our restricted common stock. Early indications, from samples taken and processed, provided reason to believe that the potential recovery value of the metals located on the 1,440 acres is significant, but actual mining and processing will determine the ultimate value which may be realized from this property holding. The Company is currently exploring strategic options to partner or sell its interest in this acreage.

Going Concern

As of September 30, 2018, the Company has an accumulated deficit of $25,136,606. During the three-months ended September 30, 2018, the Company used net cash of $432,867 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Three-months Ended September 30, 2018, Compared to Three-months Ended September 30, 2017.

Revenues.

During the three-months ended September 30, 2018, and 2017, the Company had no revenues from operations. Management is aggressively looking for ways to leverage our technology to develop revenue streams.

Operating Expenses.

Consulting Fees. During the three-months ended September 30, 2018, consulting expense increased to $64,120 as compared to $46,000 from the prior year three-months ended September 30, 2017. The increase was primarily the result of increased use of consultants in conducting operations.

Officer Compensation. During the three-months ended September 30, 2018, officer compensation increased to $60,000as compared to $40,000 from the prior year three-months ended September 30, 2017. Officer compensation decreased due to two factors. On May 10, 2018, the Company hired a President and Chief Financial Officer. Under their Employment Agreements, the Company accrued $60,000 in officer compensation for the quarter.

Operating Expenses. During the three-months ended September 30, 2018, operating expenses decreased to $(39,546) as compared to $171,960 from the prior year three-months ended September 30, 2017. The decrease was primarily due to a reversal of a previously accrued research and development expense of $210,000 that was accrued at the end of the second quarter 2018.. Legal expenses decreased to $32,300 in the three-months ended September 30, 2018, compared to $55,438 in the three-months ended September 30, 2017.

Interest Expense. During the three-months ended September 30, 2018, interest expense decreased to $(5,476) as compared to interest expense of $120 in the prior year three-months ended September 30, 2017. The decrease was primarily due to $13,540 reversal of accrued interest on a cancelled note and the amortization of debt issue cost related to convertible promissory notes issued in the fourth quarter of 2017.

Derivative Adjustment. During the three-months ended September 30, 2018, the loss on derivative adjustment was $56,168 as compared to a loss of $26,329 for the prior year three-months ended September 30, 2017. The change was due to the convertible note payable being paid in first quarter 2017 and the derivative liability for the three-months ended September 30, 2018 being calculated on a new note issued in the third quarter of 2017, which had warrants attached, using the Black-Scholes Model only on the warrants.

Net Loss from Operations. Our net loss from operations decreased to $135,266 for the three-months ended September 30, 2018 compared to a loss of $1,299,695 for the three-months ended September 30, 2017. The decrease was primarily due to decrease the changes in expenses, as described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between September 30, 2018, and December 31, 2017:

	September 30,	December 31,	$	%
	2018	2017	Change	Change

Working Capital
Cash	$39,248	$91,518	$(52,270)	(57)%
Total current assets	$58,248	$249,018	$(190,770)	(77)%
Total assets	$58,248	$269,018	$(210,770)	(78)%
Accounts payable and accrued liabilities	$2,6312,021	$2,586,901	$44,120	2%
Notes payable and accrued interest	$357,709	$388,675	$(30,966)	(8)%
Derivative liability	$87,556	$105,643	$(18,087)	(17)%
Total current liabilities	$3,176,286	$2,997,219	$179,067	6%
Total liabilities	$3,176,286	$3,081,219	$95,067	3%

In the three-months ended September 30, 2018, the Company’s working capital deficit increased by $158,599 as a result of a increase in current assets of $34,401 and an increase in accounts payable and accrued liabilities of $193,000,

Operating activities

Net cash used in continuing operating activities during the three-months ended September 30, 2018, was $(101,967) as compared to $(553,268) for the three-months ended September 30, 2017. Items totaling approximately $33,001 contributing to the net cash used in continuing operating activities for the three-months ended September 30, 2018, include:

$(135,266) net loss, offset by $(21,209) loss on derivatives
$ 48,775 debt issue costs amortized $ (77,612) decrease in accounts payable and accrued expenses $ (20,000) decrease in accrued management fees $ 103,047 increase in shareholder advances

Net cash used in continuing operating activities for the three-months ended September 30, 2017, was $(553,268). Items totaling approximately $527,746 contributing to the net cash used in continuing operating activities for the three-months ended September 30, 2017, include:

$390,300 settlement of stockholder dispute,
$ 298 of depreciation, $ 137,148 increase in accounts payable and accrued expenses

Investing activities

The Company had no investing activities during the three-months ended September 30, 2018 and 2017.

Financing Activities

Net cash provided by financing activities was $100,000 for the three-months ended September 30, 2018, composed of $100,000 in loans to the Company. See Note 5.

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

Commitments

Employment Agreements.

In August 2012, The Company entered into an employment agreement with the president and chairman of the board of Greenway Innovative Energy, Inc. for a term of five years with compensation of $90,000 per year. In September 2014, the president’s employment agreement was amended to increase his annual pay to $180,000. By its terms, the employment agreement automatically renewed on August 12, 2018 for a successive one-year period. During the three-months ended September 30, 2017, the Company paid and accrued a total of $45,000 for the Greenway Innovative Energy president.

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

In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc., The Company agreed to issue an additional 7,500,000 shares of restricted common stock when the first portable GTL unit is built and becomes operational and is capable of producing 2,000 barrels of diesel or jet fuel per day and to pay Greenway Innovative Energy a 2% royalty on all gross production sales on each unit placed in production. In connection with a settlement agreement with one of the prior owners of Greenway Innovative Energy, Inc., the Company replaced 3,750,000 of the shares with a different amount of shares and other consideration. As a result, only 3,750,000 shares are committed to be issued under this agreement.

Leases.

In October 2015, the Company entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. During the three-months ended September 30, 2018, and 2017, the Company expensed $26,992 and $35,023. The Company terminated the lease effective August 31, 2018 and has no further financial obligations under the lease.

Greenway Innovative Energy, Inc. rents approximately 600 square feet of office space at 1511 North Cooper St., Suite 207, Arlington, Texas 76011, at a rate of $871 per month.

Mining Interest.

In December 2010, the Company acquired from Melek Mining, Inc. and 4HM Partners, LLC the rights to approximately 1,440 acres of placer mining claims located on Bureau of Land Management (“BLM”) land in Mohave County, Arizona for 5,066,000 shares of restricted common stock. Our minimum commitment for 2018 is approximately $11,160 in annual maintenance fees, which was paid when due in September 2018, to the United States Bureau of Land Management (“BLM”). If and once production begins, royalties will be owed to the BLM equal to 10% of production. As of the date of this report, the mining claims are not covered by any lease agreement; we file an annual maintenance fee form to hold the claims.

Consulting Agreement

On November 28, 2017, the Company entered into a three-year consulting agreement with Chisos Equity Consultants, LLC for public relations, consulting and corporate communications services. The initial payment was 1,800,000 shares of its restricted common stock. Additional payments upon our common stock reaching certain price points as follows;

•	500,000 shares at the time our common stock reaches $0.25 per share during the first year
•	500,000 shares at the time our common stock reaches $0.45 per share during the first year
•	1,000,000 shares at the time our common stock reaches $0.90 per share during the first or second year
•	2,000,000 shares at the time our common stock reaches $1.50 per share during the first or second year
•	3,000,000 shares at the time our common stock reaches $2.00 per share during the term of the agreement
•	1,000,000 shares at the time our common stock reaches $10.00 per share during the term of the agreement

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

Recently Issued Accounting Pronouncements

In September 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to Greenway Technologies’ current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). We adopted this pronouncement for the three-months ended September 30, 2018.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the fiscal year 2017.

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

The Company’s management, including the chief executive and chief financial officer, does not expect that the Company’s disclosure controls and procedures or internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our chief financial officer in connection with the preparation of our financial statements as of September 30, 2018, who communicated the matters to our management and board of directors.

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

On April 22, 2016, Greenway Technologies filed suit under Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison for breach of a Stock Purchase Agreement dated October 29, 2015, wherein the Company sold shares in Mamaki to HBI for $700,000 (along with the assumption of certain debt). The Company maintained its guaranty on the original loan as a component of the sale transaction. The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016. On January 13, 2017, we executed a Settlement and Mutual Release Agreement with the Defendants. However, the Defendants again defaulted in their payment obligations under Settlement and Mutual Release Agreement. Curtis Borman subsequently filed for bankruptcy and the property was liquidated for $600,000, applied against the prior loan amount, leaving a remaining guaranteed loan payment balance of approximately $700,000, including accrued interest and legal fees. The Company is currently in negotiations with the note holders and anticipates a positive resolution.

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

On September 27, 2018, Wildcat Consulting Group LLC (“Wildcat”) filed a civil lawsuit against Greenway Technologies, Inc. for an alleged breach of contract. The Company answered the lawsuit and asserted a number of affirmative defenses. Greenway is confident in its defenses and intends to vigorously defend its interests.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Identification of Exhibit
2.1**	Combination Agreement executed as of August 18, 2009, between Dynalyst Manufacturing Corporation and Universal Media Corporation, filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.1**	Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on March 13, 2002, filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.2**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on September 7, 2006, filed as Exhibit 3.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.3**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on August 28, 2009, changing the corporate name to Universal Media Corporation, filed as Exhibit 3.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.4**	Articles of Amendment of Articles of Incorporation of Universal Media Corporation filed with the Secretary of State of Texas on March 23, 2011, changing the corporate name to UMED Holdings, Inc., filed as Exhibit 3.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.5**	Articles of Amendment of Certificate of Formation of UMED Holdings, Inc. filed with the Secretary of State of Texas on September 23, 2017, changing the corporate name to Greenway Technologies, Inc., filed as Exhibit 3.1 to the registrant’s Form 8-K/A on July 20, 2017, Commission File Number 000-55030.
3.6**	Bylaws of Dynalyst Manufacturing Corporation, filed as Exhibit 3.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.7**	Articles of Incorporation of Greenway Innovative Energy, Inc. filed with the Secretary of State of Nevada on July 6, 2012, filed as Exhibit 3.7 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.8**	Bylaws of Greenway Innovative Energy, Inc., filed as Exhibit 3.8 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.1**	Code of Ethics for Senior Financial Officers, filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.2**	Purchase Agreement dated as of May 1, 2012, between Universal Media Corporation and Mamaki Tea & Extract, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.3**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.4**	Second Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.5**	Purchase Agreement dated August 29th, 2012, between Universal Media Corporation and Greenway Innovative Energy, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.6**	Purchase Agreement dated as of February 23, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.7**	Asset Purchase Agreement dated as of October 2, 2011, between Jet Regulators, L.C., R/T Jet Tech, L.P. and UMED Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.8**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Kevin Bentley, filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.9**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. Randy Moseley, filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
30

10.10**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Richard Halden, filed as Exhibit 10.11 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.11**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Raymond Wright, filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.12**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Conrad Greer, filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.13**	Consulting Agreement dated May 27, 2011, between UMED Holdings, Inc. and Jabez Capital Group, LLC, filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.14**	Promissory Note in the amount of $850,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Southwest Capital Funding, Ltd., filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.15**	Modification of Note and Liens effective as of October 1, 2012, between Southwest Capital Funding, Ltd. and Mamaki Tea, Inc., filed as Exhibit 10.16 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.16**	Second Modification of Note and Liens effective as of December 20, 2012, between Southwest Capital Funding, Ltd., Mamaki Tea, Inc., and Mamaki of Hawaii, Inc., filed as Exhibit 10.17 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.17**	Promissory Note in the amount of $150,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Robert R. Romer, filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.18**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.19**	Securities Purchase Agreement dated September 18, 2014, between UMED Holdings, Inc. and Tonaquint, Inc., filed as Exhibit 10.19 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.20**	Promissory Note in the amount of $158,000 dated September 18, 2014, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.20 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.21**	Warrant dated September 18, 2014, for $47,400 worth of UMED Holdings, Inc. shares issued to Tonaquint, Inc., filed as Exhibit 10.21 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.22**	Office Lease Agreement dated October 2015, between UMED Holdings, Inc. and The Atrium Remains the Same, LLC, filed as Exhibit 10.22 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.23**	Warrant dated October 31, 2015, for 4,000,000 shares issued to Norman T. Reynolds, Esq, filed as Exhibit 10.23 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.24**	Promissory Note in the amount of $36,000 dated March 8, 2016, executed by UMED Holdings, Inc. payable to Peter C. Wilson, filed as Exhibit 10.24 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.25**	Convertible Promissory Note in the amount of $224,000 dated May 4, 2016, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.25 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.26**	Severance and Release Agreement by and between UMED Holdings, Inc. and Randy Moseley dated November 11, 2016, filed as Exhibit 10.26 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.27**	Settlement and Mutual Release Agreement dated January 13, 2017, executed by UMED Holdings, Inc. in connection with Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison, filed as Exhibit 10.27 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

10.28**	Warrant dated February 1, 2017, for 2,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.28 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.29**	Warrant dated February 1, 2017, for 4,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.29 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.30**	Severance and Release Agreement by and between UMED Holdings, Inc. and Richard Halden dated February 1, 2017, filed as Exhibit 10.30 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.31**	Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, LLC, and UMED Holdings, Inc., filed as Exhibit 10.31 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.32**	Consulting Agreement by and between the registrant and Chisos Equity Consultants, LLC, as Amended February 16, 2018, and March 19, 2018, filed as Exhibit 10.1 to the registrant’s Form 8-K, on March 21, 2018, Commission File Number 000-55030.
10.33**	Promissory Note in the amount of $100,000 dated November 13, 2017, executed by Greenway Technologies, Inc. to Wildcat Consulting Group LLC.as Exhibit 10.33 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.34**	Subordinated Convertible Promissory Note in the amount of $166,667 dated December 20, 2017, executed by Greenway Technologies, Inc. payable to Tunstall Canyon Group LLC filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.35**	Warrant dated November 30, 2017 for 1,000,000 shares issued to MTG Holdings, LTD. filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.36**	Greer Family Trust Promissory Note and Settlement. filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.37**	Warrant dated January 8, 2018 for 4,000,000 shares issued to Kent Harer.
10.38**	Settlement agreement by and between Greenway Technologies, Inc. and Tonaquint, Inc. dated April 9, 2018.
10.39**	Employment agreement with John Olynick, as President, dated May 10, 2018.
10.40**	Employment agreement with Ransom Jones, as Chief Financial Officer, Secretary and Treasurer, dated May 10, 2018.
31.1*	Certification of John Olynick, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John Olynick, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

*         Filed herewith.

**       Previously filed.

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Olynick, certify that:

1.       I have reviewed this Form 10-Q of Greenway Technologies, Inc.;

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.       The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a)       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)       Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)       Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)       Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.       The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)       Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 19, 2018.	/s/ John Olynick
John Olynick
President

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ransom Jones, certify that:

1.       I have reviewed this Form 10-Q of Greenway Technologies, Inc.;

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.       The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a)       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)       Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)       Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d ) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.       The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)       Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 19, 2018.	/s/ Ransom Jones
Ransom Jones
Chief Financial Officer and Principal Accounting Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Greenway Technologies, Inc. for the fiscal quarter ending September 30, 2018, I, John Olynick, President of Greenway Technologies, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.       Such Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2018, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.       The information contained in such Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2018, fairly presents, in all material respects, the financial condition and results of operations of Greenway Technologies, Inc.

Date: November 19, 2018.	/s/ John Olynick
John Olynick
President

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Greenway Technologies, Inc. for the fiscal quarter ending September 30, 2018, I, Ransom Jones, Chief Financial Officer of Greenway Technologies, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.       Such Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2018, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.       The information contained in such Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2018, fairly presents, in all material respects, the financial condition and results of operations of Greenway Technologies, Inc.

Date: November 19, 2018.	/s/ Ransom Jones
Ransom Jones
Chief Financial Officer and Principal Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: November 19, 2018.	By	/s/ John Olynick
John Olynick
President
	By	/s/ Ransom Jones
Ransom Jones
Chief Financial Officer and Principal Accounting Officer