Form 10-Q/A
period 2018-09-30
GREENWAY TECHNOLOGIES INC
filed 2018-11-23
CIK 1572386

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 21, 2018, the registrant had outstanding 286,703,915 shares of its Class A common stock and 0 shares of Class B common stock.

1

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current Assets
Cash	$39,248	$91,518
Prepaid expense		157,500
Total Current Assets	39,248	249,018
Fixed assets
Property & equipment	4,015	4,015
Less depreciation	4,015	4,015
	0	0
Other Assets	19,000	20,000
Total Assets	$58,248	$269,018
Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$285,503	$140,039
Stockholder advances	130,538	1,500
Accrued management fees	1,626,602	1,666,602
Notes payable	200,000	153,841
Accrued expenses	588,378	778,760
Current portion of convertible note payable, net of
discount of $52,958 and $81,833	257,709	150,834
Derivative liability – warrants	87,556	105,643
Total Current Liabilities	3,176,286	2,997,219
Long term convertible note payable, less current portion		84,000
Total Liabilities	3,176,286	3,081,219
Commitments and contingencies
Stockholders’ Deficit
Common Class B stock, 20,000,000 shares authorized, par value $0.0001, 0 shares and 126,938 issued and outstanding at September 30, 2018 and December 31, 2107, respectively	0	0
Common Class A stock 300,000,000 shares authorized, par value $0.0001, 286,703,915 and 287,681,826 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	29,101	28,771
Additional paid-in capital	21,989,467	20,782,630
Accumulated deficit	(25,136,606)	(23,623,602)
Total Stockholders’ Deficit	(3,118,038)	(2,812,201)
Total Liabilities & Stockholders’ Deficit	$58,248	$269,018

See the accompanying notes to unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

For the three months ended September 30, 2018 and 2017

	2018	2017
Sales	$0	$0
Expenses
General and administrative	219,574	1,089,635
Research and development	75,000	183,512
Depreciation	0	99
Total Expense	294,574	1,273,246
Operating loss	(294,574)	(1,273,246)
Other income (expenses)
Gain (loss) on change in fair value of derivative	(56,168)	(26,329)
Interest (expense) income	5,476	(120)
Gain on settlement of research and development agreement	210,000	0

Total other income (expense)	159,308	(26,449)
Loss before income taxes	(135,266)	(1,299,695)
Provision for income taxes	0	0
Net loss	(135,266)	$(1,299,695)
Net loss per share;
Basic and diluted net loss per shares	(0.00)	$(0.00)
Weighted average shares
Outstanding;
Basic and diluted	286,703,915	275,893,004

See the accompanying notes to unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations – Unaudited
For the nine months ended September 30, 2018 and 2017

	2018	2017
Sales	—	—

Expenses
General and administrative	1,031,381	7,046,787
Research and development	616,283	521,444
Depreciation	—	297
Total Expense	1,647,664	7,568,528

Operating loss	(1,647,664)	(7,568,528)

Other income (expenses)
Gain (loss) on change in fair value of derivative	(18,581)	(15,933)
Interest (expense) income	(28,760)	9,285
Net gain on settlement of debt	180,000	—
Settlement expense - loan agreement	(208,000)	—
Gain on settlement of research development agreement	210,000	—
Total other income (expense)	(134,659)	(6,648)

Loss before income taxes	(1,513,005)	(7,575,176)
Provision for income taxes	—	—
Net loss	(1,513,005)	(7,575,176)

Net loss per share;
Basic and diluted net loss per shares	(0.01)	$(0.03)
Weighted average shares
Outstanding;
Basic and diluted	286,478,655	269,789,181

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the three months ended September 30, 2018 and 2017

	2018	2017
Cash Flows from Operating Activities
Net Loss from operations	$(1,513,005)	$(7,575,176)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation	0	298
Stock based compensation	0	5,320,938
(Gain) loss on derivative	(18,581)	(8.908)
Debt discount amortization	28,875	0
Gain on contract cancellation	(180,000)
Settlement of R&D Agreement	(210,000)	0
Settlement expense - loan agreement	208,000
Stockholder dispute settlement		390,300
Changes in operating assets and liabilities:
Prepaid expense	157,500	13,476
Accounts payable and accrued expenses	345,576	411,144
Accrued management fees	(40,000)	(152,500)
Net Cash Used in Operating Activities	(1,221,635)	(1,600,428)
Cash Flows from Investing Activities	0	0
Cash Flows from Financing Activities

Repayments on shareholder advances	(51,341)	(74,690)
Repayments on note payable	130,038	0
Repayments on convertible note payable	(8,500)	(128,753)
Proceeds from sale of common stock	999,168	1,961,750
Proceeds from issuance of debt instruments	100,000	0
Purchase of treasury stock	0	(59,508)
Net Cash Provided by Financing Activities	1,169,365	1,698,799
Net (Decrease) Increase in Cash	(52,270)	98,371
Cash Beginning of Period	91,518	67,964
Cash End of Period	$39,248	$166,335

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

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company sustained a loss of approximately $.135 million for the three-month and $1.513 million for the nine-month period ended September 30, 2018 and has a working capital deficiency of approximately $3.1 million and an accumulated deficit of approximately $25.1 million at September 30, 2018. a working capital deficiency of approximately $3.1 million and an accumulated deficit of approximately $25 million at September 30, 2018. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future activities and plans will enable it to continue as a going concern for the next twelve months.

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

The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

 The change in the derivative liability at fair value for the nine-month period ended September 30, 2018, is as follows:

	Fair Value	Change in	New		Fair Value
	January 1, 2018	Fair Value	Convertible Notes	Conversions	September 30, 2018

Derivative Liabilities	$105,643	$18,581	$0	$0	$(87,557)

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense, and accrued liabilities in the accompanying condensed consolidated financial statements.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $75,000 net a credit of $210,000 recognized as income during the period, and $83,512 during the three-months ended September 30, 2018 and 2017.

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

NOTE 6 – 2017 CONVERTIBLE PROMISSORY NOTES

The Company issued a $166,667 convertible promissory note bearing interest at 4.50% per annum to an accredited investor, the first installment of $86,667 is payable on December 20, 2018 and $80,000 plus accrued interest on December 20, 2019. The holder has the right to convert the note into Class A common stock of the Company at a conversion price of $0.08 per share for each one dollar of cash payment (which may be due, or 1,083,337 shares for the $86,667 payment and 1,000,000 shares for the $80,000 payment, net of accrued interest).

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note did not result in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. As of December 31, 2017, the discount related to the beneficial conversion feature on the note was valued at $27,083 based on the $0.013 difference between the market price of $0.093 and the conversion price of $0.08 times the 2,083,325 conversion shares. As of and during the three-months ended September 30, 2018, the remaining discount was $16,927 and $10,158 of the discount was amortized.

The Company issued a $150,000 convertible promissory note on January 16, 2018 bearing interest at 4.50% per annum to an accredited investor, payable in equal installments of $6,000 plus accrued interest until the principal and accrued interest are paid in full. The Company paid $6,000 on the note during the nine-months ended September 30, 2018, with the net convertible note payable now at $144,000. The holder has the right to convert the note into common stock of the Company at a conversion price of equal to 70% of the prior twenty (20) days average closing market price of the Company’s common stock.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $58,494 based on the difference between the fair value of the 1,578,947 convertible shares at the valuation date and the $150,000 note value. The discount related to the beneficial conversion feature is being amortized over the term of the debt. The discount related to the beneficial conversion feature on the note was valued at $150,000 based on the Black-Scholes Model. As of and during the nine-months ended September 30, 2018, the remaining discount was $36,031 and $22,463 of the discount was amortized during the period. The derivative liability for this note at September 30, 2018 was $68,056. This note is in default and the terms are being re-negotiated between the parties. At this time, the ultimate terms of the note are not determined and may not include any conversion features. Under the circumstances, there is no basis for continuing treating the note as requiring derivative accounting.

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

A controversy and litigation between the lender and the Company emerged regarding the number of warrants attached to the loan agreement. The parties reached a settlement whereby the Company issued 1,600,000 shares of freely-tradable stock to the lender. As a result of the settlement, all of the remaining balance sheet amounts relating to the promissory note were eliminated in the quarter ended September 30, 2018. The Company recorded Settlement Expense in the amount of $208,000 and Gain on Exchange in Fair Value of Derivative in the amount of $58,316., which is included in the gain (loss) on change in fair value of derivative.

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

During the three-months ended September, 2018, the Company did not issue any shares of Class A common stock.

Class B Stock

At September 30, 2018 and 2017, there were 0 and 126,938 shares of class B stock issued and outstanding, respectively.

Stock options, warrants and other rights

At September 30, 2018, the Company has not adopted any employee stock option plans.

On September 14, 2018, in connection with the issuance of a Promissory Note to a lender, the lender was issued a Warrant entitling the lender to acquire 366,667 shares of Class A Common stock at an exercise price of $.01 (one penny) per share. The Warrant must be exercised in full within 15 years of the Note end date. The Company valued the warrants as of September 30, 2018, at $36,667 using the Black-Scholes Model, with an expected dividend rate of 0%, expected volatility rate of 178.7%, and an expected conversion term of five years under a risk-free interest rate of 3.07%.

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

A comparison of the provision for income tax expense at the federal statutory rate of 21% for the three-months ended September 30, 2018 and the year ended December 31, 2017, the Company's effective rate is as follows:

	2018	2017

Federal statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(0.0)	(0.0)
Permanent differences and other including surtax exemption	0.0	0.0
Temporary difference	(15.9)	(15.9)
Valuation allowance	36.9	36.9
Effective tax rate	0.0%	0.0%

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

In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc., the Company agreed to issue an additional 7,500,000 shares of restricted common stock when the first GTL unit is built and becomes operational and is capable of producing 2,000 barrels of diesel or jet fuel per day and pay Greenway Innovative Energy a 2% royalty on all gross production sales on each unit placed in production. In connection with a settlement agreement with one of the prior owners of Greenway Innovative Energy, Inc., the Company replaced 3,750,000 of the shares with a different number of shares and other consideration. As a result, only 3,750,000 shares are committed to be issued under this agreement.

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

Going Concern

As of September 30, 2018, the Company has an accumulated deficit of $25,136,606. During the three-months ended September 30, 2018, the Company used net cash of $1,221,635 for operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Nine-months Ended September 30, 2018, compared to nine-months ended September 30, 2017.

Revenues.

For the nine-months ended September 30, 2018, and 2017, the Company had no revenues from operations. Management is continuing to work towards transactions that will leverage its proprietary technology to develop revenue streams.

Operating Expenses.

General and Administrative Fees. For the nine-months ended September 30, 2018, G&A expense decreased to $1,031,381 as compared to $7,046,787 from the prior year nine-months ended September 30, 2017. The decrease was primarily the result of a reduction in stock-based compensation to $0 in the current year as compared to $5,320,938 through the same period in 2017.

Research and Development Expenses. During the nine-months ended September 30, 2018, R&D expense increased to $616,285 as compared to $521,444 in the prior year period ended September 30, 2017. The increase for 2018 year-to-date includes a reduction of $210,000 from a gain on settlement in certain ongoing costs associated with the University of Texas at Arlington Sponsored Research Agreement (“SRA”).

Operating Expenses. During the nine-months ended September 30, 2018, operating expenses decreased to $1,647,664 as compared to $7,568,528 from the prior year nine-months ended September 30, 2017. The decrease was primarily due to the reduction of stock-compensation expense of $0 through the nine-months ended September 30, 2018, compared to $5,320,938 through the same period of 2017 and a reversal of a previously accrued research and development expense of $210,000 that was accrued at the end of the second quarter 2018.

Derivative Adjustment. During the nine-months ended September 30, 2018, the loss on derivative adjustment was $56,168 as compared to a loss of $26,329 for the prior year nine-months ended September 30, 2017. The change was due to the convertible note payable being paid in first quarter 2017 and the derivative liability for the three-months ended September 30, 2018 being calculated on a new note issued in the third quarter of 2017, which had warrants attached, using the Black-Scholes Model only on the warrants.

Net Loss from Operations. Our net loss from operations decreased to $1,513,005 for the nine-months ended September 30, 2018 compared to a loss of $7,575,176 for the nine-months ended September 30, 2017. The decrease was primarily due to decreased changes in expenses, as described above, including a reduction in settlements of shareholder disputes of $720,300 recorded in the nine-months ended September 30, 2017, and a non-cash gain on conversion of warrants of $180,000 in the nine-month period ended September 30, 2018, as compared to $0 in the same period last year.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between September 30, 2018, and December 31, 2017:

	September 30,	December 31,	$	%
	2018	2017	Change	Change

Working Capital
Cash	$39,248	$91,518	$(52,270)	(57)%
Total current assets	$58,248	$249,018	$(190,770)	(77)%
Total assets	$58,248	$269,018	$(210,770)	(78)%
Accounts payable and accrued liabilities	$2,631,021	$2,586,901	$44,120	2%
Notes payable and accrued interest	$357,709	$388,675	$(30,966)	(8)%
Derivative liability	$87,556	$105,643	$(18,087)	(17)%
Total current liabilities	$3,176,286	$2,997,219	$179,067	6%
Total liabilities	$3,176,286	$3,081,219	$95,067	3%

In the nine-months ended September 30, 2018, the Company’s net working capital deficit increased by $388,837 as a result of a decrease in current assets of $209,770 due to a reduction of Prepaid Expenses of $157,500 from the prior period, and a decrease in Cash of $52,270 over the same period.

Operating activities

Net cash used in continuing operating activities during the nine-months ended September 30, 2018, decreased $393,793 to $1,221,635 compared to $1,600,428 for the nine-months ended September 30, 2017. Principal items totaling approximately $448,581 contributing to the reduction in net cash used in Operating Activities for the nine-months ended September 30, 2018, include:

$(1,513,005) net loss, offset by $18,581 gain on derivatives
$ 180,000 gain on a contract cancellation $ 210,000 gain on settlement of SRA expenses $ 40,000 decrease in accrued management fees
23

Investing activities

Net cash provided by financing activities was $202,740 for the three-months ended September 30, 2018, composed of $100,000 in loans to the Company and $102,740 in shareholder advances. See Note 5 and Note 10.

Financing Activities

Net cash provided by financing activities was $202,740 for the three-months ended September 30, 2018, composed of $100,000 in loans to the Company and $102,740 in shareholder advances. See Note 5 and Note 10.

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

In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc., The Company agreed to issue an additional 7,500,000 shares of restricted common stock when the first portable GTL unit is built and becomes operational and is capable of producing 2,000 barrels of diesel or jet fuel per day and to pay Greenway Innovative Energy a 2% royalty on all gross production sales on each unit placed in production. In connection with a settlement agreement with one of the prior owners of Greenway Innovative Energy, Inc., the Company replaced 3,750,000 of the shares with a different number of shares and other consideration. As a result, only 3,750,000 shares are committed to be issued under this agreement.

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

**       Previously filed.

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Olynick, certify that:

1.       I have reviewed this Form 10-Q/A of Greenway Technologies, Inc.;

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

Date: November 21, 2018.	/s/ John Olynick
John Olynick
President

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ransom Jones, certify that:

1.       I have reviewed this Form 10-Q/A of Greenway Technologies, Inc.;

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

Date: November 21, 2018.	/s/ Ransom Jones
Ransom Jones
Chief Financial Officer and Principal Accounting Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q/A of Greenway Technologies, Inc. for the fiscal quarter ending September 30, 2018, I, John Olynick, President of Greenway Technologies, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.       Such Quarterly Report on Form 10-Q/A for the fiscal quarter ending September 30, 2018, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.       The information contained in such Quarterly Report on Form 10-Q/A for the fiscal quarter ending September 30, 2018, fairly presents, in all material respects, the financial condition and results of operations of Greenway Technologies, Inc.

Date: November 21, 2018.	/s/ John Olynick
John Olynick
President

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q/A of Greenway Technologies, Inc. for the fiscal quarter ending September 30, 2018, I, Ransom Jones, Chief Financial Officer of Greenway Technologies, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.       Such Quarterly Report on Form 10-Q/A for the fiscal quarter ending September 30, 2018, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.       The information contained in such Quarterly Report on Form 10-Q/A for the fiscal quarter ending September 30, 2018, fairly presents, in all material respects, the financial condition and results of operations of Greenway Technologies, Inc.

Date: November 21, 2018.	/s/ Ransom Jones
Ransom Jones
Chief Financial Officer and Principal Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: November 21, 2018.	By	/s/ John Olynick
John Olynick
President
	By	/s/ Ransom Jones
Ransom Jones
Chief Financial Officer and Principal Accounting Officer