Form 10-K
period 2018-12-31
GREENWAY TECHNOLOGIES INC
filed 2019-04-19
CIK 1572386

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2018 reported on the OTCQB operated by The OTC Markets Group, Inc. on that date was approximately $ $9,063,784. Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At April 15, 2019, the registrant had outstanding 287,471,582 shares of its Class A common stock and 0 shares of Class B common stock.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy and financial results. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed, and actual future results may vary materially.

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of SEC filings or economic analysis. We have not reviewed or included data from all sources and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of our services. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

In this Form 10-K, “we,” “our,” “us,” the “Company” and similar terms in this report, including references to “UMED” and “Greenway” all refer to Greenway Technologies, Inc., and our wholly-owned subsidiary, Greenway Innovative Energy, Inc., unless the context requires otherwise.

PART I

Item 1.	Business.
Overview

Greenway Technologies, Inc., through its wholly-owned subsidiary, Greenway Innovative Energy, Inc., is primarily engaged in the research, development and commercialization of a proprietary Gas-to-Liquids (GTL) syngas conversion system that can be economically scaled to meet individual natural gas field/resource requirements. The Company's proprietary and patented technology has now been realized in Greenway's recently completed first generation commercial-scale G-ReformerTM unit, a unique and critical component to the Company's overall GTL technology solution. Greenway's objective is to become a material direct and licensed producer of renewable GTL synthesized diesel and jet fuels, with a near term focus on U.S. market opportunities.

Greenway’s GTL Technology

In August 2012, Greenway Technologies acquired 100% of Greenway Innovative Energy, Inc. (“GIE”) which owns patents and trade secrets for a proprietary technology to convert natural gas into synthesis gas (“syngas”). Based on a new, breakthrough process called Fractional Thermal Oxidation™ (“FTO”), the Company believes that GIE’s G-Reformer, combined with conventional Fischer-Tropsch (“FT”) processes, offers an economical and scalable method to converting natural gas to liquid fuel. On February 15, 2013, GIE filed for its first patent on its GTL technology. U.S. Patent number 8,574,501 was issued on November 5, 2013. On November 4, 2013, GIE filed for a second patent covering other unique aspects of the design. The Company has identified several other areas in its technology to file for patent protection and such efforts are ongoing.

On June 26, 2017, Greenway, in conjunction with the University of Texas at Arlington (“UTA”), announced that they had successfully demonstrated Greenway’s GTL technology at the Company sponsored Conrad Greer Laboratory at UTA, proving the viability of the science behind the technology.

On March 6, 2018, the Company announced the completion of its first commercial scale G-Reformer. The G-Reformer is the critical component of the Company’s innovative Greer-Wright Gas-to-Liquids system. A team consisting of individuals from the Company, UTA and the Company’s contracted fabricator worked together to test and calibrate the newly-built G-Reformer unit. The testing substantiated the units’ synthesis gas generation capability and demonstrated additional proficiencies within certain prior prescribed testing metrics.

The Company believes that its proprietary G-Reformer is a major innovation in gas reforming and GTL technology in general. Initial tests have demonstrated that the Company’s solution is superior to legacy technologies which are costly, have a larger footprint and cannot be easily deployed at field sites to process associated gas, stranded gas, coal-bed methane, vented gas, or flared gas, all markets the Company seeks to service. The proprietary technology based around the G-Reformer is unique in that it also allows for transportable GTL plants with a much smaller footprint when compared to legacy large-scale technologies. The Company believes its technologies and processes will allow for GTL plants to be built with substantially lower up-front and ongoing costs resulting in more profitable results for O&G operators. Greenway is now working to commercialize both its G-Reformer and its GTL solutions and is in discussions with a number of oil and gas companies, smaller oil and gas operators and other interested parties to license and obtain joint venture or other forms of capital funding to build its first complete gas-to-liquid plant.

GTL Industry –Market

GTL converts natural gas – the cleanest-burning fossil fuel – into high-quality liquid products that would otherwise be made from crude oil. These products include transport fuels, motor oils and the ingredients for everyday necessities like plastics, detergents and cosmetics. GTL products are colorless and odorless. They contain almost none of the impurities, e.g., sulphur, aromatics and nitrogen, that are found in crude oil.

According to industry research, the market for GTL products accounted for $10.98 billion in 2017 and is expected to reach $22.89 billion by 2026, growing at a CAGR of 8.5%. Products created by this process include GTL Diesel, GTL Naphtha, GTL Other (e.g., lubricants), where GTL Diesel accounts for more than 68% of the market. Market share of these products has not changed significantly over the last four years. Increasing population across the globe have led to the increase in the power consumption. There is a high demand for clean natural gas liquids products (“NGL”) in the commercial sector, including as blend-stock for petrochemical plants and refineries, as well as in the automobile and packaging industries, among others. Due to their clean nature, NGL products have wide use as fuel in motor vehicles, furnaces for heating and cooking, and as a household energy source. Greenway’s focus is in the production of high cetane diesel and Jet A fuels, a multi-billion-dollar market segment.

Development of stringent environmental regulations by numerous governments to control pollution and promote cleaner fuel sources is expected to complement industry growth. U.S. guidelines implemented such as the Petroleum and Natural Gas Regulatory Board Act, 2006, Oilfields (Regulation and Development) Act of 1948, and Oil Industry (Development) Act, 1974 are likely to continue to encourage GTL applications in diverse end-use industries to conserve natural gas and other resources.

Key industry players include: Linc Energy; Gas Techno; Compact GTL; Primus Green Energy; Chevron Corporation; Velocys; Royal Dutch Shell; Sasol Limited; NRG Energy; Ventech Engineers and Petrobras. In terms of production and consumption, Shell had the largest market share in 2018, virtually all of which is located overseas.

Mining Interest

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims located on Bureau of Land Management (“BLM”) land in Mohave County, Arizona for 5,066,000 shares of restricted Common A stock. Early indications, from samples taken and processed, provided reason to believe that the potential recovery value of the metals located on the 1,440 acres is significant, but only actual mining and processing will determine the ultimate value which may be realized from this property holding. The Company is currently exploring strategic options to partner or sell its interest in this acreage, while it focuses on its emerging GTL technology sales and marketing efforts.

Company History

Greenway Technologies, Inc. was originally incorporated as Dynalyst Manufacturing Corporation (“Dynalyst”) under the laws of the State of Texas on March 13, 2002. In connection with the merger with Universal Media Corporation (“UMC”), a Nevada corporation, on August 17, 2009, the Company changed its name to Universal Media Corporation. The transaction was accounted for as a reverse merger, and Universal Media Corporation was the acquiring company on the basis that Universal Media Corporation’s senior management became the entire senior management of the merged entity and there was a change of control of Dynalyst. The transaction was accounted for as recapitalization of Dynalyst’s capital structure. In connection with the merger,

Dynalyst issued 57,500,000 restricted common shares to the shareholders of Universal Media Corporation for 100% of Universal Media Corporation.

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

On June 22, 2017, Greenway Technologies, Inc.in recognition of its primary operational activity, approved the amendment of its certificate of formation and filed on June 23, 2017, with the Texas Secretary of State to change its name to: Greenway Technologies, Inc.

Employees

As of April 15, 2019, we have 5 full-time employees. Four of these employees are located in, or near our corporate offices in Arlington, Texas; one is located in North Carolina, but travels extensively on Company business. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2018, the Company has an accumulated deficit of $26,818,584. During the twelve-months ended December 31, 2018, the Company used net cash of $1,289,436 for operating activities. As a pre-revenue entity, these factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its daily operations.

The ability of the Company to continue as a going concern is therefore in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management intends to raise additional funds by way of public or private offerings, or both. Management believes that the actions presently being taken to implement the Company’s business plan and generate revenues will provide the opportunity for the Company to continue as a going concern. While Management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

Item 1A.	Risk Factors.

We may not be able to raise the additional capital necessary to execute our business strategy which includes the production, sale and/or licensing of our proprietary GTL technology solutions to oil and gas operators in the United States and elsewhere.

Our ability to successfully execute such transactions may depend on our ability to raise additional debt and/or equity capital. Our ability to raise additional capital is uncertain and dependent upon numerous factors beyond our control, including but not limited to economic conditions, regulatory factors, reduced retail sales, increased taxation, reductions in consumer confidence, changes in levels of consumer spending, changes in preferences in how consumers pay for goods and services, weak housing markets and availability or lack of availability of credit. If we are unable to obtain additional capital, or if the terms thereof are too costly, we may be unable to successfully execute our business strategy.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We are a development stage company and have a limited operating history upon which you can evaluate our business and prospects. We have yet to develop sufficient experience regarding actual revenues to be received from our GTL Technology. You must consider the risks and uncertainties frequently encountered by early stage companies in new and evolving markets. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

We have historically incurred losses.

We are considered a pre-revenue or development stage company. We have incurred significant operating losses since inception. Due to the inherent risk of commercializing new technology, there can be no assurance that the Company will earn net income in the future and it may require additional capital in order to fund its operations, which it may not be able to source on acceptable terms.

Establishing our revenues and achieving profitability will depend on our ability to develop and commercialize our GTL Technology.

Much of our ability to establish revenues and to achieve profitability and positive cash flows from operations will depend on the successful introduction of our GTL technology. Our prospective customers will not use our GTL technology unless they determine that the benefits provided by our GTL solution is greater than those available from competing technologies and providers. Even if the advantages derived from our proprietary GTL technology is well established, prospective customers may elect not to use our GTL technology for a variety of reasons.

We may be required to undertake time-consuming and costly additional development activities and seek regulatory clearance or approval for new GTL technology. The completion of the development and commercialization of our GTL technology remains subject to all the risks associated with the commercialization of any GTL systems based on innovative technologies, including unanticipated technical or other problems, manufacturing difficulties and the possible insufficiency of the funds allocated for the completion of such development.

We may encounter substantial competition in our business and failure to compete effectively may adversely affect our ability to generate revenue.

We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could potentially develop a similar or more efficient GTL product or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our sales and marketing strategies and could have a material adverse effect on our business, results of operations and financial condition. Important factors affecting our ability to compete successfully include:

•	current and future direct sales and marketing efforts by large competitors;

•	rapid and effective development of new, unique GTL techniques; and

•	new and aggressive pricing methodologies.

If substantial competitors enter our targeted markets, we may be unable to compete successfully against such existing or new competition. Most of our potential competitors have far greater resources than the Company today. In addition, there is significant competition for experienced personnel and financial capital in the oil and gas industry. Therefore, it can be difficult for smaller companies such as Greenway to attract the personnel and related investment for its various business activities needed to succeed. We cannot give any assurances that we will be able to successfully compete for such personnel and capital funds, and without adequate financial resources, Management cannot assure that we will be able to compete in our business activities.

The longevity of patents in the United Sates is limited in duration and may affect the Company’s long-term ability to successfully monetize the intellectual property it owns.

As of December 31, 2018, the Company owns United States Patents Nos. 8,574,501 B1 and 8,795,597 B2 covering its mobile GTL conversion technology for the purpose of converting natural gas to clean synthetic fuels. In the United States, a patent’s term may be up to 21 years if the earliest claimed filing date is that of a provisional application. Other legal provisions may, however, shorten or lengthen a patent’s term. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent. Alternatively, a patent’s term may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

We are dependent on a limited number of key executives, consultants and equipment fabricators, the loss of any of which could negatively impact our business.

Our business is led by our President, John Olynick, and our Chief Financial Officer, Ransom Jones. Our engineering efforts are led by Thomas Phillips. In addition, we plan to continue to use outside consultants to support and perform the engineering and production work on our GTL technology. In that regard we have a Sponsored Research Agreement with UTA and have contracted manufacturing production with a heavy equipment fabricator in Texas.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted, and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior personnel in our industry is intense, the pool of qualified candidates is limited, and we may not be able to retain the services of our senior executives or senior personnel or attract and retain high-quality senior executives or senior personnel in the future. Such failure could materially and adversely affect our future growth and financial condition, and the loss of one or more of these executives, consultants or current fabricators could negatively impact our business and operations.

Our quarterly results may fluctuate substantially and if we fail to meet the expectations of our investors or analysts, our stock price could decline substantially.

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

•	we are a small company with limited operating history;
•	the limited scope of our sales and marketing efforts;
•	our ability to attract new customers and satisfy our customers’ requirements;
•	general economic conditions;
•	changes in our pricing capabilities;
•	our ability to expand our business;
•	the effectiveness of our personnel;
•	new product introductions; and
•	extraordinary expenses such as litigation or other dispute-related settlement payments.

We may have difficulty in attracting and retaining outside independent directors to our board of directors as a result of their concerns relating to potentially increased personal exposure to lawsuits and shareholder claims by virtue of holding these positions.

The directors and management of companies are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently carry directors’ and officers’ liability insurance. Directors’ and Officers’ liability insurance has recently become much more expensive and difficult to obtain. If we are unable to continue or provide liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

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

We believe that our GTL technology does not infringe upon the valid proprietary intellectual property rights of others. Even so, third-parties may still assert infringement claims against us. If infringement claims are brought against us, we may not have the financial resources to defend against such claims or prevent an adverse judgment against us. In the event of an unfavorable ruling on any such claim, a license or similar agreement to utilize the intellectual property rights in question relied upon by us in the conduct of our business may not be available to us on reasonable terms, if terms are offered at all.

Our ability to obtain field related operating hazards insurance may be constrained by our limited operational history.

The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, natural gas leaks, ruptures or discharges of toxic gases. If any of these should occur, we could incur legal defense costs and could suffer substantial losses due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations. We plan to carry comprehensive general liability insurance will further provide workers’ compensation insurance coverage to employees in all states in which we will operate.

While these policies are customary in the industry, they do not provide complete coverage against all operating risks, and as a small operator, we may not be able to obtain sufficient coverage. In addition, our insurance may not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows. Our insurance coverage may not be sufficient to cover every claim made against us or may not be commercially available for purchase in the future.

Our future revenues are unpredictable, and our quarterly operating results may fluctuate significantly.

We only have a limited operating history and cannot forecast with any degree of certainty whether our GTL technology will generate revenue, or that the amount of revenue to be generated will be profitable. In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

• Our ability to attract new and repeat customers;

• Our ability to keep current with the evolving requirements of our target market;

• Our ability to protect our proprietary GTL Technology;

• The ability of our competitors to offer new or enhanced GTL services; and

• Unanticipated delays or cost increases with respect to research and development.

Our GTL Technology is subject to the changing of applicable U.S. laws and regulations.

Our business is particularly subject to federal and state laws and regulations with respect to the oil and gas and mining industries. Our success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes.

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

We believe that the establishment of strategic partnerships and customer relationships will greatly benefit the growth of our business, and the deployment of our GTL technology, and we intend to seek out and enter into strategic alliances, joint ventures and similar production relationships. We may not be able to enter into these strategic partnerships on commercially reasonable terms, or at all. Even if we enter such relationships, our partners may not have sufficient production to provide profitable revenues or otherwise prove advantageous to our business. Our inability to enter into such new relationships or strategic alliances could have a material and adverse effect on our business.

Risks Relating to Our Mining Properties

As discussed above, although we still own mining properties, we do not currently conduct any mining operations. However, there are still risks associated with our mining properties, including those risks described below.

Our mining properties do not have quantified known reserves.

None of the properties in which we have an interest have any known reserves. To date, we have engaged in only limited preliminary exploration and assay activities on the leased properties. Accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts.

There are uncertainties as to title matters in the mining industry. Any defects in such title could cause us to lose our rights in mineral properties and jeopardize our business operations.

Our mineral properties consist of claims to mineral rights on Bureau of Land Management (“BLM”), a department of the United States Government. Our mining properties in the United States are mining claims located on lands administered by the U.S. Bureau of Land Management (“BLM”), to which we have only mining rights to recover minerals. The mining claims are renewable annual and if not paid, revert back to the BLM. These uncertainties relate to such things as sufficiency of mineral discovery, proper location and posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. We believe a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, and this uncertainty is inherent in the mining industry.

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

Under BLM related law, we are required to pay the BLM ten percent (10%) of any revenues derived from sales of minerals from the leased property.

Risks Relating to Our Stock

We may need to raise additional capital. If we are unable to raise additional capital, our business may fail, or our operating results and our share price may be materially adversely affected.

Because we have no record of profitable operations, we need to secure adequate funding on an ongoing basis. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our GTL Technology and our business will most likely fail. We have limited commitments for financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. We may be unable to secure additional financing on favorable terms, or at all.

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

Our board of directors may generally issue shares of common stock to pay for debt or services rendered, without further approval by our shareholders based upon such factors as our board of directors may deem relevant in their sole discretion. It is likely that that the Company will issue additional securities to pay for services and reduce debt in the future.

Even though our shares are publicly traded, an investor’s shares may not be “free-trading.”

Investors should understand that their shares of our common stock are not “free-trading” merely because Greenway is a publicly-traded company. In order for the shares to become “free-trading,” the shares must be registered, or entitled to an exemption from registration under applicable law.

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

Volatility in our share price may subject the Company to securities litigation.

There is a limited market for our shares. The market for our shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share prices will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We do not intend to pay dividends.

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion. Our ability to pay dividends may be restricted under our Loan Agreement.

Our substantial level of indebtedness could adversely affect our financial condition.

We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2018, we had $3,625,214 of accrued liabilities and $1,139,536 of debt bearing average cash interest of 14.4% per year when current, and 18% default interest if certain loans are not current. As of the date of this report, the Company is currently in default of certain loans and therefore has $1,139,536 of current debt bearing an average cash interest of 18% per year.

Our substantial level of indebtedness could have important consequences, including the following:

●	We must use a substantial portion of our cash flow from operations to pay interest, which reduces funds available to us for other purposes, such as working capital, capital expenditures and other general corporate purposes;
●	our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impacted; and
●	our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions.

Our ability to meet expenses and to make future principal and interest payments in respect of our debt, depends on, among other things, our future operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. If industry and economic conditions deteriorate, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.

Future sales of large amounts of our common stock could have a negative impact on our stock price.

Future sales of our common stock by existing stockholders pursuant to an effective registration statement covering the resale of such shares or Rule 144 could adversely affect the market price of our common stock and could materially impair our future ability to generate funds through sales of our equity securities.

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, and the trading market in our common stock will be limited, which would make transactions in our stock cumbersome and may reduce the investment value of our stock.

The term “penny stock” generally refers to a security issued by a smaller reporting company that trades at less than $5.00 per share. Penny stocks are generally quoted over-the-counter, such as on the OTCPK or OTCQB which are owned by OTC Markets Group, Inc. (our shares are traded on the OTCQB); penny stocks may, however, also trade on securities exchanges, including foreign securities exchanges. In addition, the definition of penny stock can include the securities of certain private companies with no active trading market.

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

Management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, the Company’s management will strive to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our stock price.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal office is 1521 North Cooper St., Suite 205, Arlington, Texas 76011, leased at a rate of $957 per month. We believe these facilities are adequate for at least the next 12 months. We expect that we could locate to other suitable facilities at comparable rates, should we need more space.

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

The Company was named as a co-defendant in an action brought against the Company and Mamaki Tea, Inc., alleging, among other things, that the Company was named as a co-guarantor on an $850,000 foreclosed note. On April 22, 2016, Greenway Technologies filed suit under Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison for breach of a Stock Purchase Agreement dated October 29, 2015, wherein the Company sold its shares in Mamaki to HBI for $700,000 (along with the assumption of certain debt). The Company maintained its guaranty on the original loan as a component of the sale transaction. The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016. On January 13, 2017, the parties executed a Settlement and Mutual Release Agreement (Agreement). However, the Defendants again defaulted in their payment obligations under this new Agreement. Curtis Borman and Lee Jennison were co-guarantors of the obligations of Mamaki and HBI. To secure their guaranties, each of Curtis Borman and Lee Jennsion posted 1,241,500 and 1,000,000 shares, respectively, of the Company. Under the Agreement, the shares were valued at $.20. Due to the default under the Agreement, these shares were returned to the Company’s treasury shares. Curtis Borman subsequently filed for bankruptcy and the property was liquidated for $600,000, applied against the prior loan amount, leaving a remaining guaranteed loan payment balance of approximately $700,000, including accrued interest and legal fees. The Company is currently in negotiations with the note holders and anticipates a positive resolution.

On April 9, 2018, the Company and Tonaquint, Inc. agreed to settle on Tonaquint’s exercise of a warrant option with a one-time issuance from Greenway Technologies of 1,600,000 shares of our common stock subject to a weekly leak out restriction equal to the greater of $10,000.00 and 8% of the weekly trading volume. Further, the issuance of stock was completed in connection with a legal opinion pursuant to Rule 144.

Wildcat Consulting Group LLC (“Wildcat”) filed a civil lawsuit against Greenway Technologies, Inc. on September 27, 2018 for an alleged breach of contract. The Company answered the lawsuit and asserted a number of affirmative defenses. The Company settled all claims with Wildcat and its principal, Marshall Gleason in the first quarter of 2019. See Subsequent Events Note 14.

On March 26, 2019 the Company filed a verified petition for Declaratory Judgement, Ex Parte Application for a Temporary Restraining Order and Application for Injunctive Relief against the members of the Greenway Shareholders Committee in Dallas County. A Temporary Restraining Order was issued by the court enjoining the Defendants (and their officers, agents, servants, employees and attorneys) and those persons in active concert or participation from; holding the special shareholders meeting on April 4, 2019 or calling such meeting to order; attending or participating in the Special Meeting; voting the shares of Plaintiff owned by any Defendant at the Special Meeting, either directly or by granting a proxy to allow a non-defendant to vote said shares; voting any shares of Plaintiff owned by non-defendants with or by proxy at the Special Meeting; and serving as chairman at the Special Meeting. On April 8, 2019, the court issued a Temporary Injunction against the dissident shareholders who received notice. The Injunction will continue until the trial date of December 10, 2019.

The Company is aware that there are claims that may be asserted against it by Richard Halden, a dissident shareholder, and Chisos Equity Consultants, LLC, which is a company that may be controlled by Halden. These claims, if they are asserted will be vigorously defended by the Company.

As of the date of this report, we are not aware of any other asserted or unasserted claims. Management will seek to minimize further disputes but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 4.	Reserved (by the SEC for future rulemaking).

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are quoted on the OTCQB under the symbol “GWTI.” The table following sets forth the high and low bid prices for our common stock on the OTCQB as reported by various market makers. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

	High	Low
Fiscal 2017 Quarter Ended:
March 31, 2017	$0.1500	$0.1100
June 30, 2017	$0.3600	$0.1200
September 30, 2017	$0.2500	$0.1000
December 31, 2017	$0.1400	$0.0799

Fiscal 2018 Quarter Ended:
March 31, 2018	$0.1600	$0.1300
June 30, 2018	$0.0600	$0.0600
September 30, 2018	$0.0700	$0.0700
December 31, 2018	$0.0800	$0.0800

As of April 15, 2019, we had outstanding 287,471,582 shares of Class A common stock and 0 shares of Class B common stock outstanding. Our shares of Class A common stock are held by 513 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

Dividend Policy

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On the dates specified below, we have issued shares of our common stock to various parties:

•	During the twelve months ended December 31, 2018, the Company issued 5,655,253 shares of restricted Class A common stock to 22 individuals through private placement for cash of $602,500 at an average of $0.107 per share.
•	During the twelve months ended December 31, 2018, the Company issued 500,000 shares of restricted Class A common stock as compensation for services at $0.10 per share.
•	During the twelve months ended December 31, 2018, the Company issued 1,600,000 shares of Class A common stock in settlement of a legal dispute at $0.13 per share.
•	During the twelve months ended December 31, 2018, the Company issued 3,000,000 shares of Class A common stock in settlement of shareholder obligations at $0.11 per share.
•	During the three months ended March 31, 2019, the Company issued 766,667 shares for the conversion of Warrants at an average of $0.06 per share.

Our unregistered securities were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506(3) of Regulation D promulgated under the Securities Act. Each investor took his/her securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our securities. Our securities were sold only to accredited investors and current shareholders as defined in the Securities Act with whom we had a direct personal, preexisting relationship, and after a thorough discussion. Each certificate contained a restrictive legend as required by the Securities Act. Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

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

Our transfer agent is: Transfer Online, Inc., whose address is 512 SE Salmon Street, Portland, Oregon 97214, 2nd Floor, telephone number (503) 227-2950.

Item 6.	Selected Financial Data.

We are a smaller reporting company; as a result, we are not required to report selected financial data disclosures as required by Item 301 of Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

In the below discussion, “we,” “our,” “us,” the “Company” and similar terms in this report, as well as references to “UMED” and “Greenway” all refer to Greenway Technologies, Inc., and our wholly-owned subsidiary, Greenway Innovative Energy, Inc., unless the context requires otherwise.

GTL Technology

Greenway Technologies, Inc., through its wholly-owned subsidiary, Greenway Innovative Energy, Inc., is primarily engaged in the research, development and commercialization of a proprietary Gas-to-Liquids (GTL) syngas conversion system that can be economically scaled to meet individual natural gas field/resource requirements. The Company's proprietary and patented technology has now been realized in Greenway's recently completed first generation commercial-scale G-Reformer unit, a unique and critical component to the Company's overall GTL technology solution. Greenway's objective is to become a material direct and licensed producer of renewable GTL synthesized diesel and jet fuels, with a near term focus on U.S. market opportunities.

The Company believes that its proprietary G-Reformer is a major innovation in gas reforming and GTL technology in general. Initial tests have demonstrated that the Company’s solution is superior to legacy technologies which are costly, have a larger footprint and cannot be easily deployed at field sites to process associated gas, stranded gas, coal-bed methane, vented gas, or flared gas, all markets the Company seeks to service. The proprietary technology based around the G-Reformer is unique in that it also allows for transportable GTL plants with a much smaller footprint when compared to legacy large-scale technologies. The Company believes its technologies and processes will allow for GTL plants to be built with substantially lower up-front and ongoing costs resulting in more profitable results for O&G operators. Greenway is now working to commercialize both its G-Reformer and its GTL solutions and is in discussions with a number of oil and gas companies, smaller oil and gas operators and other interested parties to license and obtain joint venture or other forms of capital funding to build its first complete gas-to-liquid plant.

Mining Interest

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims located on Bureau of Land Management (“BLM”) land in Mohave County, Arizona for 5,066,000 shares of restricted Common A stock. Early indications, from samples taken and processed, provided reason to believe that the potential recovery value of the metals located on the 1,440 acres is significant, but only actual mining and processing will determine the ultimate value which may be realized from this property holding. The Company is currently exploring strategic options to partner or sell its interest in this acreage, while it focuses on its emerging GTL technology sales and marketing efforts.

Going Concern

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 16, 2019, which raises substantial doubt about our ability to continue as a going concern.

	2018	2017
Net loss	$(3,194,982)	$(9,147,397)
Cash flow (negative) from operations	(1,289,436)	(2,226,753)
Negative working capital	(4,704,396)	(2,748,201)
Stockholders' deficit	(4,689,396)	(2,812,201)

As of December 31, 2018, Greenway Technologies has liabilities in excess of assets by $4,689,396. Also, during the year ended December 31, 2018, we used net cash of $1,969,722 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our ability to achieve profitability will depend upon our ability to finance, manufacture and market/operate GTL units. Our growth is dependent on attaining profit from our operations and our raising additional capital either through the sale of stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit. We will be unable to pay our obligations in the normal course of business or service our debt in a timely manner throughout 2019 without raising additional debt or equity capital. There can be no assurance that additional debt or equity capital will be raised.

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

Results of Operations

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017.

We had no revenues for consolidated operations for the years ended December 31, 2018 and 2017. We reported consolidated net losses during the years ended December 31, 2018 and December 31, 2017, of $3,194,982 and $9,147,397, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the years ended December 31, 2018, and December 31, 2017:

15

	2018	2017
General and administrative	$2,255,503	$8,262,988
Research and development	$630,518	$867,052
Depreciation and amortization	$0	$349

Loss on derivative	$(34,500)	($15,933)
Net interest expense	$(126,461)	($14,676)
Loss on debt settlement	$(28,000)	0
Settlement expense – loan agreement	$(120,000)	0

Operating Expenses. During the year ended December 31, 2018, operating expenses decreased $2,886,021, as compared to $9,130,389 for the year ended December 31, 2017. The decrease was due primarily to a decrease of stock-based compensation of $5,650,938 for the year ended December 31, 2017, compared to $50,000 for the year ended December 31, 2018. Major operating expense categories consisted of the following from year to year;

Officer Compensation. During the year ended December 31, 2018, officer compensation (including Greenway Innovative Energy, Inc.’s chief executive) decreased to $378,000 (inclusive of $50,000 of stock-based compensation), as compared to $3,645,000 (inclusive of $3,290,000 of stock-based compensation) for the year ended December 31, 2017.

Consulting Fees. During the year ended December 31, 2018, consulting expense increased to $1,373,578, as compared to $234,950 for the year ended December 31, 2017. The increase was primarily the result of consultants used for the development and production of the Greenway GTL technologies and for general management and governance support.

Professional Fees. During the year ended December 31, 2018, professional fees nominally increased to $24,358, as compared to $19,909for the year ended December 31, 2107. Professional fees were consistent with the prior year.

Travel Expenses. During the year ended December 31, 2018, travel expenses decreased to $30,113, as compared to $67,699 in the year ended December 31, 2017.

Legal Expenses. During the year ended December 31, 2018, legal expenses increased to $297,073, as compared to $225,229 in the year ended December 31, 2017. The increase in legal fees was due primarily to additional work related to the negotiation and settlement of various contract matters and dissident shareholder actions.

Research and Development Costs. During the year ended December 31, 2018, research and development costs decreased to $630,518, as compared to $867,052in the year ended December 31, 2017. The decrease was due to the Company reaching the completion of its initial GTL research activities and migration to a commercial production environment.

Interest Expense. During the year ended December 31, 2018, interest expense increased to $126,461, as compared to $1,075 for the year ended December 31, 2017. The increase was primarily due to the increase of debt financing versus the sale of securities to support operating expenses.

Derivative Adjustment. During the year ended December 31, 2018, gain on derivative adjustment was $34,500, as compared to $15,933 for year ended December 31, 2017. The change was primarily due to the derivative liability calculated using the Black-Scholes Model pursuant to the outstanding convertible note payable and warrants.

Net Loss from Operations. Our net loss from operations decreased to $3,194,982, as compared to $9,147,397 for the year ended December 31, 2017. The decrease was due primarily to a decrease of 2017 stock-based compensation of $5,607,938. The consolidated net loss was $3,194,982 or $0.01 per basic and diluted earnings share, for the year ended December 31, 2018, as compared to $9,147,397 or $0.03 per basic and diluted earnings per share for the year ended December 31, 2017. The weighted-average number of shares used in the earnings per share for the basic and dilutive computation was 285,638,699 for the year ended December 31, 2018, and 273,028,802 for the year ended December 31, 2017.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. We had $73,211 in cash, total assets of $178,80 and total liabilities of $4,868,226 as of December 31, 2018. Total stockholder's deficit at December 31, 2018, was $26,818,584.

Liquidity is the ability of a company to generate adequate amounts of cash to meet its obligations. The following table provides certain selected balance sheet comparisons between December 31, 2018, and December 31, 2017:

			$	%
	2018	2017	Change	Change
Working Capital
Cash	$ 73,211	$91,518	$ (18,307)	-20%
Total current assets	$ 73,211	$249,018	$(175,807)	-71%
Total assets	$ 88,211	$269,018	$(180,330)	-30%
Accounts payable and accrued liabilities	$3,506,880	$2,696,550	$810,330	30%
Notes payable and accrued interest	$1,048,917	$304,675	$794,840	261%
Derivative liability	$103,476	$105,643	$(2,167)	-2%
Total current liabilities	$4,777,607	$2,997,219	$1,780,388	59%
Total long-term debt	$0	$ 84,000	$(84,000)
Total liabilities	$4,777,607	$3,081,219	$1,696,388	55%

Operating Activities

Net cash used in continuing operating activities during the year ended December 31, 2018, was $1,289,436, as compared to $2,226,753 for the year ended December 31, 2017. Items totaling approximately $1,365,028 contributing to the net cash used in continuing operating activities for the year ended December 31, 2018, include:

$3,194,982 net loss, reduced by:

•	$365,500 increase in accrued management fees.

•	$157,500 decrease in Prepaid Expenses

•	$50,000 stock-based compensation

•	$81,833 elimination of debt discount on defaulted notes

•	$778,806 increase in accrued accounts payable

•	$286,073 $778,806 increase in accrued expenses

•	44,982 loan default – derivative adjustments
17

Net cash used for continuing operating activities for the year ended December 31, 2017, was $2,226,753. Items totaling approximately $7,276,368 contributing to the net cash used in continuing operating activities for the year ended December 31, 2017, include:

$9,147,397 net loss, offset by:

• $5,650,938 increase in stock-based compensation.

• $1,412,286 increase in settlement of stockholder dispute.
• $1,412.286 increase in settlement of stockholder dispute.
• $349 of depreciation.
• $678,240 increase in accounts payable and accrued expenses.

Investing activities

There were no cash flows from investing activities for the years ended December 31, 2018 and 2017.

Financing Activities

Net cash provided by financing activities was $1,271,129 for the year ended December 31, 2018, composed of $602,500 in sales of common stock, $728,869 proceeds from notes, $8,500 of payments on note payable and $51,740 repayment of shareholder advances.

Net cash provided by financing activities was $2,250,307 for the year ended December 31, 2017, composed of $2,191,750 in sales of common stock, $318,008 proceeds from notes, $131,753 of payments on note payable, $58,190 repayment of shareholder advance, $69,508 purchase of treasury shares.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The general business strategy of Greenway Technologies is to first develop our GTL technology to maintain Greenway Technologies’ viability, while seeking capital and then later research and explore its existing mining leases properties. As shown in the accompanying consolidated financial statement, the Company has incurred cumulative deficits of $26,818,584 and $23,623,602 as of December 31, 2018, and December 31, 2017, respectively. The ability of Greenway Technologies to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Commitments

Employment Agreements.

In August 2012, The Company entered into an employment agreement with the president of Greenway Innovative Energy, Inc., and now chairman of the board of Greenway Technologies, Inc. for a term of five years with compensation of $90,000 per year. In September 2014, the president’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renewed on August 12, 2018 for a successive one-year period. During the twelve-months ended December 31, 2018, the Company paid and accrued a total of $180,000 for this fiscal year under the terms of the agreement.

Effective May 10, 2018, the Company entered into employment agreements with John Olynick, as President and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements are identical. John Olynick, as President earns a salary of $120,000 per year. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that their Agreements are in effect, they are each entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. They are also entitled to certain additional stock grants based on the performance of the Company during the term of their employment. They are each entitled to and received a grant of common stock (the “Stock Grant”) on the Effective Date equal to 250,000 shares each (500,000 shares) of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. They are also entitled to participate in the Company’s benefit plans.

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

Consulting Agreements

On April 13, 2018, the Company entered into a consulting agreement with an individual, Gary L. Ragsdale, Ph.D., P.E., to provide research and development support of the Company’s GTL technology development, including but not limited to chemical modeling and simulations, operational validation, operating plant forecasts, ancillary product analysis and general technical advisory services. Terms include payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. The term of the agreement is indefinite, unless otherwise terminated with written notice by the parties. Dr. Ragsdale continues to provide services to the Company under the current agreement.

On April 13, 2018, the Company entered into a consulting agreement with an individual, John Olynick, to provide general advisory services, including but not limited to advice and support for funding discussions, creation of presentations, document and contract preparation. Terms include payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. The term of the agreement is indefinite, unless otherwise terminated with written notice by the parties. This agreement was terminated on May 10, 2018 when Mr. Olynick was engaged as President of Greenway.

On April 17, 2018, the Company entered into a consulting agreement with an individual, Mark A. Zoellers, to provide general advisory services, including but not limited to document and contract preparation, creation of presentations, photography and technical document review. Terms include payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. The term of the agreement is indefinite, unless otherwise terminated with written notice by the parties. Mr. Zoellers continues to provide services to the Company under the current agreement.

On April 18, 2018, the Company entered into a consulting agreement with an individual, Paul R. Alfano via Alfano Consulting Services, to provide board and senior management advice, including but not limited to corporate strategy, SEC adherence, sales and marketing strategies, document and presentation preparation and fund-raising support. Terms include payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. The term of the agreement is indefinite, unless otherwise terminated with written notice by the parties. Mr. Alfano continues to provide services to the Company under the current agreement.

On April 18, 2018, the Company entered into a consulting agreement with an individual, Peter J. Hauser, to provide general advisory services, including but not limited to public relations, press release preparation, photography, document preparation and editing. Terms include payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. The term of the agreement is indefinite, unless otherwise terminated with written notice by the parties. Mr. Hauser was a member of the Company’s board of directors from May 10, 2018 until his resignation March 8, 2019 and continues to provide services to the Company under the current agreement.

On April 19, 2018, the Company entered into a consulting agreement with an individual, William N. Campbell, to sales and marketing support for the Company’s GTL technology, including but not limited to sales prospecting and presentation, document preparation, editing and making presentations, along with general technical advisory services. Terms include payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. The term of the agreement is indefinite, unless otherwise terminated with written notice by the parties. Mr. Campbell continues to provide services to the Company under the current agreement.

On July 10, 2017, the Company entered into a one-year consulting agreement with an individual, Ryan Turner, to provide business development services, including but not limited to enhanced digital marketing, assistance with shareholder communications and help in establishing industry relationships. Terms included monthly payments of $5,000 per month, plus approved expenses. After the first twelve-month initial term, the agreement was automatically renewable for successive twelve-month terms, unless otherwise terminated with written notice by the parties, and was subsequently renewed for an additional term. Mr. Turner continues to provide services to the Company under the current agreement.

The foregoing summaries of the Consulting Agreements described above are qualified in their entirety by reference to the actual true and correct Consulting Agreements, copies of which are attached hereto as Exhibits 10.41 through 10.47.

On November 28, 2017, the Company entered into a three-year consulting agreement with Chisos Equity Consultants, LLC for public relations, consulting and corporate communications services. The initial payment was 1,800,000 shares of its restricted common stock. Additional payments upon our common stock reaching certain price points as follows:

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

On December 8, 2017, the Company entered into a six-month consulting agreement with MBK Consulting LLC (“MBK”) for the provision of general corporate management and public company governance support, including assistance in and providing guidance for raising capital. Terms included monthly payments of $10,000 per month, plus approved expenses. After the first six-months initial term, the agreement was automatically renewable for successive six-month terms, unless otherwise terminated with written notice by the parties, and was subsequently renewed for an additional term. The agreement on its then current terms was mutually ended as of December 2018. MBK continues to provide services to the Company on a month-to-month and as-needed basis.

Mining Leases

We have a minimum commitment for 2019 of approximately $11,160 in annual maintenance fees for its United States Bureau of Land Management (“BLM”) mining lease, which is due by September 1, 2019. Once Greenway enters the production phase, royalties owed to the BLM will be equal to 10% of production. There is no actual lease agreement with the BLM; Greenway files an annual maintenance fee form to hold the claims.

Financing

Financing to date has been provided by loans, advances from shareholders and by issuing shares of the Company’s common stock in various private placements to accredited investors, related parties and individuals.

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Impact of Inflation

While we are subject to general inflationary trends, including for basic manufacturing production materials, Management believes that inflation in and of itself does not have a material effect on our operating results. However, inflation may become a factor in the future.

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

Greenway has not, to date, generated any revenues.

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

Greenway accounts for share-based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

Income Taxes

Greenway accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires that Greenway Technologies recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Greenway has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Open tax years, subject to IRS examination include 2015 – 2018.

Net Loss Per Share, Basic and Diluted

Greenway has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10), specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon conversion of notes payable and the exercise of warrants has been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

Derivative Financial Instruments

Greenway accounts for derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Concentration and Credit Risk

Financial instruments and related items, which potentially subject Greenway to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. Greenway places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Impact of New Accounting Standards

Greenway has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, Greenway believes that none of these pronouncements are expected to have a significant effect on its consolidated financial statements.

Subsequent Events

See Notes accompanying the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1, et seq.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

At no time have there been any disagreements with our accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules.

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles (“US GAAP”), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of December 31, 2018, our internal control over financial reporting was ineffective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit the Company to provide only management’s report in this annual report.

We have identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018:

• Greenway Technologies has inadequate segregation of duties within its cash disbursement control design.

• During the year ended December 31, 2018, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

• Greenway does not have a sufficient number of independent or qualified directors for its board and audit committee. We currently have three independent directors on our board, which is comprised of six directors, and we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. As a publicly-traded company, we should strive to have a majority of our board of directors be independent.

Greenway is continuing the process of remediating its control deficiencies. However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and Greenway is able to conclude that such internal controls are operating effectively. We cannot provide assurance that these procedures will be successful in identifying material errors that may exist in our financial statements. We cannot make assurances that we will not identify additional material weaknesses in its internal control over financial reporting in the future. Management plans, as capital becomes available to us, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting and financial professionals.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
24

The following table sets forth the names, ages, and positions of our executive officers, directors and key employees as of the date of this report. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position	Director
Raymond Wright	82	Chairman of the Board, President of GIE, Director	2016
Ransom Jones	70	Chief Financial Officer, Secretary, Director	2016
Kevin Jones	54	Director	2016
Craig Takacs	53	Director (Independent)	2002
Kent J. Harer	61	Director (Independent)	2017

The members of our board of directors are subject to change from time to time by the vote of the shareholders at special or annual meetings to elect directors. Our current board of directors consists of five directors, who have expertise in the business of Greenway. No date for the next annual meeting of stockholders is specified in our bylaws or has been fixed by the Board of Directors. The term of office of each officer ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies.

The foregoing notwithstanding, except as otherwise provided in any resolution or resolutions of the board, directors who are elected at an annual meeting of shareholders, and directors elected and/or appointed in the interim to fill vacancies and newly created directorships, will hold office for the term for which elected and/or appointed until their successors are elected and qualified or until their earlier death, resignation or removal.

Whenever the holders of any class or classes of stock or any series thereof are entitled to elect one or more directors pursuant to any resolution or resolutions of the board, vacancies and newly created directorships of such class or classes or series thereof may generally be filled by a majority of the directors elected by such class or classes or series then in office, by a sole remaining director so elected or by the unanimous written consent or the affirmative vote of a majority of the outstanding shares of such class or classes or series entitled to elect such director or directors. Officers are elected annually by the directors. Ransom Jones and Kevin Jones are brothers. Otherwise, there are no other family relationships among our directors and officers.

We may employ additional management personnel, as our board of directors deems necessary. Greenway has not identified or reached an agreement or understanding with any other individuals to serve in management positions.

Directors and Officers Biographies

Raymond Wright is the Chairman of the Board of Greenway Technologies. Ray has served as the President of Greenway Innovative Energy, Inc. since August 2012. Mr. Wright was a co-founder of DFW Genesis in 2009, where he began working on the natural gas to liquid (GTL) process and worked through 2012, when he and the late Conrad Greer formed Greenway Innovative Energy, Inc. to continue working on the GTL process. Previously, Ray worked with Dallas-based Texas Instruments (TI) managing operations and opening up new markets for (TI) in England. He developed and built a materials manufacturing facility for TI’s European operation and introduced TI’s Light Sensor technology in Europe.

Ransom B. Jones is Chief Financial Officer of Greenway Technologies, Inc. and has over 40 years of diverse business experience. He is a retired partner of KPMG Peat Marwick and former Chief Financial Officer of two publicly traded corporations, Western Preferred Corporation and El Paso Refining, Inc. He has also served as an officer of some of the largest and most prestigious global financial institutions including Goldman Sachs, Citicorp, ABN-AMRO Bank, and AIG. Mr. Jones served as President and Interim Chief Executive Officer of UMED through April 2017. He graduated from the University of Texas at El Paso in 1971 with a BBA, Accounting. Ransom Jones and Kevin Jones are brothers.

Kevin Jones is the founder and president of All Commercial Floors and is responsible for its overall operation. Under his leadership ACF has grown from a two-person business in the corner of his garage to one of the largest commercial flooring companies in the country, with multiple offices in the United States, serving customers from Alaska to Florida, Maine to California and beyond. ACF has managed and installed landmark projects at venues such as the Gaylord Texan, American Airlines Center, the University of Alabama and Cowboys Stadium. ACF believes that no other flooring contractor in the country has the ability to reach any corner of North American continent with the skill and success of ACF. Mr. Jones attended Texas Tech University in Lubbock, Texas. Kevin Jones and Ransom B. Jones are brothers.

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

Kenton J. Harer began his career working for the oilfield division of LTV Corporation in 1981. In 1984, he began working in the industrial gas industry where he developed an extensive knowledge of the industrial gas business and the various technologies of the diverse industries it serves. He has been and remains an instrumental part of the operation of world-renowned French company Air Liquide in the United States. In his capacity at Air Liquide, Mr. Harer was involved in the initial development of the G-Reformer® utilizing existing technologies and was instrumental in negotiating agreements between Air Liquide and Greenway that allowed Greenway to develop and begin to commercialize the G-Reformer technology. He graduated from the University of South Dakota with a Bachelor of Science in Business Administration in 1980.

Mr. Olynick has been president of Greenway since May 2018 and brings over 40 years of experience in senior management positions at industry leading technology corporations including Digital Equipment Corp (DEC), CISCO Systems, Inc. and Philips Electronics. Over his career, John has helped build businesses and has led turnarounds including serving as CEO and Chairman of the Board of an Arizona-based public company that grew both organically and through acquisition under his leadership. Since July 2017, he has been assisting the Company as a business development consultant with a focus on securing operational funding and developing joint venture partnerships. He is a graduate of the New York University School of Engineering and the Harvard Business School Professional Development program.

Other Key Personnel

Thomas Phillips, age 51, was elected as Vice President of Operations for Greenway Innovative Energy, Inc. Mr. Phillips is a highly experienced and accomplished deal making executive with a very successful acquisition and divestiture track record. After starting his career with Lone Star Gas, building and operating pipelines and natural gas processing plants, Mr. Phillips joined JP Morgan FCS/Financial Computer Software (a spinoff of Highland Capital Management). After the FCS group was purchased, Mr. Phillips was asked to join the senior management team at BCR Environmental/NuTerra Management LLC, a municipal wastewater treatment technology company and related solutions provider. Early in 2017, Mr. Phillips was brought aboard to guide the Company’s GTL engineering operations. Mr. Phillips holds a Bachelor of Science in Industrial Engineering from and is designated as a Distinguished Alumnus of Texas A&M University.

Committees of the Board

On June 22, 2018, pursuant to the authority granted to the Board in Section 2.10 of Article Two of the Company’s Bylaws, the Board created an Executive Committee. As of the date of this report, the designated board members comprising said committee include Ray Wright, Kent Harer and Ransom Jones. The Executive Committee may consider and review any and all such matters or issues it deems necessary coming before the Company and take such further lawful actions as it determines to be consistent with its responsibilities.

The responsibilities of other committees now or to be adopted in the future are currently are fulfilled by our board of directors and all of our directors participate in such responsibilities, two of whom are “independent” as defined under Rule 4200(a)(15) of the NASD’s listing standards described below. Given the small size of the Company, with the exception of the Executive Committee, our entire board of directors participates in all of the considerations with respect to our audit, compensation and nomination deliberations.

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

We hope to add additional qualified independent members to our board of directors at a later date, depending upon our ability to reach and maintain financial stability.

Audit Committee

The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board when performing the functions of what would generally be performed by an audit committee. The board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. At the present time, Ransom Jones, the Chief Financial Officer and one of our directors, is considered to be our expert in financial and accounting matters.

Nomination Committee

Our size and the size of our board, at this time, does not require a separate nominating committee. When evaluating director nominees, our directors consider the following factors:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on the reports received by us, the transaction report of Company transactions supplied by our transfer agent and our shareholders list as of December 31, 2018, to the best of our knowledge all required directors, officers and greater than 9.99% percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2018.

Communication with Directors

Shareholders and other interested parties may contact any of our directors by writing to them at Greenway Technologies, Inc. at 1521 N. Cooper Street, Suite 205, Arlington, TX 76011. Attention: Corporate Secretary.

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

Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have adopted a written code of business conduct and ethics, to be known as our code of ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer and all persons providing similar functions.

A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct;
●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements;
●	compliance with applicable laws, rules and regulations;
●	the prompt reporting violation of the code; and
●	Ongoing accountability for adherence to the code.

We will provide a copy of the Code of Ethics free of charge upon request to any person submitting a written request to our corporate Secretary.

Item 11.	Executive Compensation.

Summary of Cash and Certain Other Compensation

At present, Greenway Technologies has three executive officers, Messrs. Wright, Olynick and Jones.

 Greenway Technologies Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended December 31, 2018, and December 31, 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equiy Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Patrick Six(1)	2017	135,000	-0-	1,400,000	-0-	-0-	-0-	-0-	1,535,000
	2018	5,000	-0-	-0-	-0-	-0-	-0-	-0-	5,000
R. Jones (2)	2017	40,000	-0-	490,000	-0-	-0-	-0-	-0-	530,000
	2018	120,000	35,000	25,000	-0-	-0-	-0-	-0-	180.000
Ray Wright (3)	2017	150,000	-0-	1,400,000	-0-	-0-	-0-	-0-	1,550,000
	2018	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
John Olynick (4)	2018	120,000	35,000	25,000	-0-	-0-	-0-	-0-	180,000

________

(1)	Mr. Six was hired as president on April 24, 2017. On January 4, 2017, Mr. Six received 10,000,000 shares of our common stock valued at $0.14 per share. Mr. Six resigned as President on May 10, 2018, and as a director on February 19, 2019.

(2)	Mr. Jones was interim chief executive officer, effective January 14, 2016, and president from August 4, 2016, through April 24, 2017. On January 4, 2017, Mr. Jones received 3,500,000 shares of our common stock valued at $0.14 per share. On October 2, 2016, Mr. Jones received 375,000 shares of our common stock valued at $0.10 per share. Mr. Jones was hired as Chief Financial Officer and Secretary on May 10, 2018 and received 250,000 shares of Class A common stock valued at $0.10 per share as a component of his employment agreement.

(3)	Mr. Wright was elected as our corporate secretary on January 4, 2017. On January 4, 2017, Mr. Wright received 10,000,000 shares of our Class A common stock valued at $0.14 per share. Mr. Wright resigned as corporate secretary on June 22, 2018, after being elected Chairman of the Board.

(4)	Mr. Olynick was hired as president on May 10, 2018 and received 250,000 shares of Class A common stock valued at $0.10 per share as a component of his employment agreement

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, December 31, 2018:

	Option Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Patrick Six (1)	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-	-0-
R. Jones (2)	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-	-0-
Ray Wright (3)	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-	-0-
John Olynick (4)	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-	-0-

__________

(1)	Mr. Six was elected as our chief executive officer on April 24, 2017. Mr. Six resigned as President on May 10, 2018, and as a director on February 19, 2019.

(2)	Mr. Jones was our interim chief executive officer, effective January 14, 2016, and president from August 4, 2016, through April 24, 2017. Mr. Jones was hired as Chief Financial Officer and Secretary on May 10, 2018

(3) (4)	Mr. Wright was elected as our corporate secretary on January 4, 2017. Mr. Wright resigned as corporate secretary on June 22, 2018, after being elected Chairman of the Board.
Mr. Olynick was hired as president on May 10, 2018 and received 250,000 shares of Class A common stock valued at $0.10 per share as a component of his employment agreement

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock and preferred stock as of December 31, 2018, by:

•	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•	Each director;

•	Each named executive officer; and

•	All directors and officers as a group.

	Shares of Common Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent
D. Patrick Six (3)	16,333,272	5.7%
Raymond Wright (4)	17,750,000	6.2%
Craig Takacs (5)	3,666,963	1.3%
Ransom Jones (6)	4,125,000	1.4%
Kevin Jones (7)	19,613,029	6.8%
Kent Harer (8)	0	0%
Peter Hauser (9)	3,240,000	1.1%
30

John Olynick (10)	550,000	0.2%
All directors and officers as a group (six persons)	65,278,264	22.8%
Randy Moseley (11)	22,178,302	7.71%
Richard Halden (12)	15,543,239	5.4%
Paul Alfano	21,250,000	7.4%

________

(1)	Unless otherwise indicated, the address for each of these shareholders is c/o Greenway Technologies, Inc., at 1521 N. Cooper Street, Suite 205, Arlington, TX 76011. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he beneficially owns.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of December 31, 2018, there were outstanding 286,488,677 shares of our Class A common stock.
(3)	Mr. Six was elected chief executive officer on April 24, 2017. Mr. Six resigned as President on May 10, 2018, and as a director on February 19, 2019.
(4)	Mr. Wright is Chairman of the Board of Directors, and president of Greenway Innovative Energy, Inc., our wholly-owned subsidiary.
(5)	Mr. Takacs is a director.
(6)	Mr. Ransom Jones is a director and was formerly our interim chief executive officer, effective January 14, 2016, and president from August 4, 2016, through April 24, 2017. Mr. Jones was hired as Chief Financial Officer and Secretary on May 10, 2018. Ransom Jones and Kevin Jones are brothers.
(7)	Mr. Kevin Jones is a director. Kevin Jones and Ransom Jones are brothers.
(8)	Mr. Harer is a director.
(9)	Mr. Hauser was elected as a director on May 10, 2018 and resigned on March 8, 2019.
(10)	Mr. Olynick was hired as president on May 10, 2018.
(11)	Mr. Moseley was our former chief financial officer and a former director. He resigned from both positions on November 21, 2016.
(12)	Mr. Halden was a former president and a director. He resigned as president on January 14, 2016 and as a director on February 1, 2017.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

• The operation of which may at a subsequent date result in a change in control of the registrant; or

• With respect to the election of directors or other matters.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Other than as stated herein, there are no other agreements with any of our officers and directors.

Through December 31, 2018, Shareholders made loans and advances to the Company in the amounts of $878,869 (including the Greer Family Trust $144.000 net of a $6,000 repayment, $51,342 repayment to Kevin Jones), and various shareholders through Mabert, LLC of $728,869, as more fully described below), as compared to $219,509 (Tunstall Canyon Group $166,667, Kevin Jones $51,342 and Pat Six $1,500) through December 31, 2017. During the year ended December 31, 2107, shareholders made loans and advances to the Company in the amounts of $219,509 (Tunstall Canyon Group, Kevin Jones $51,342 and Pat Six $1,500), and a shareholder Richard Halden purchased 2,250,000 shares of class A common stock for $225,000 ($0.010 per share) and Kevin Jones received repayment of $59,690 loan.

On September 14, 2018 Mabert, LLC a Texas Limited Liability Company owned by a Director and shareholder, Kevin Jones and his wife Christine Early, entered into a loan agreement for the purpose of funding working capital and general corporate expenses up to $1,500,000 for the Company. Mabert is an agent for the lenders of the Company. Since the inception of the Loan Agreement a total of $$728,869 has been loaned to the Company by four shareholder individuals through the agent Mabert, LLC.

Mr. Jones along with his wife and his company have loaned the sum of $528,869 and two other shareholders have loaned the balance. These loans are secured by the assets of the Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the loan agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by the Agent for these Shareholders. The actions of the Company in case of default can only be determined by the Shareholders. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the loan agreement. Mabert did not nor will it receive compensation for its efforts.

Item 14.	Principal Accounting Fees and Services.
31

The following table presents fees for professional services rendered by Soles, Heyn & Company LLP, our independent auditors for the audit of our financial statements for the years ended December 31, 2018, and December 31, 2017:

	2018	2017
Audit Fees	$38,021	$28,700
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
Total	$38,021	$28,700

Audit Fees billed by Soles, Heyn were for professional services rendered for the audit of our annual financial statements and review of our interim financial statements for the years ended December 31, 2018 and 2017, as well as for their assistance with and review of documents filed with the Securities and Exchange Commission.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	All financial statements are included in Item 8 of this report.

(b)	All financial statement schedules required to be filed by Item 8 of this report and the exhibits contained in this report are described in Item 8 of this report and are included as indexed in the appendix on page F-1, et seq..

Exhibit No.	Identification of Exhibit
2.1**	Combination Agreement executed as of August 18, 2009, between Dynalyst Manufacturing Corporation and Universal Media Corporation, filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.1**	Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on March 13, 2002, filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.2**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on June 7, 2006, filed as Exhibit 3.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.3**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on August 28, 2009, changing the corporate name to Universal Media Corporation, filed as Exhibit 3.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.4**	Articles of Amendment of Articles of Incorporation of Universal Media Corporation filed with the Secretary of State of Texas on March 23, 2011, changing the corporate name to UMED Holdings, Inc., filed as Exhibit 3.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.5**	Articles of Amendment of Certificate of Formation of UMED Holdings, Inc. filed with the Secretary of State of Texas on June 23, 2017, changing the corporate name to Greenway Technologies, Inc., filed as Exhibit 3.1 to the registrant’s Form 8-K/A on July 20, 2017, Commission File Number 000-55030.
32

3.6**	Bylaws of Dynalyst Manufacturing Corporation, filed as Exhibit 3.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.7**	Articles of Incorporation of Greenway Innovative Energy, Inc. filed with the Secretary of State of Nevada on July 6, 2012, filed as Exhibit 3.7 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.8**	Bylaws of Greenway Innovative Energy, Inc., filed as Exhibit 3.8 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.1**	Code of Ethics for Senior Financial Officers, filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.

10.2**	Purchase Agreement dated as of May 1, 2012, between Universal Media Corporation and Mamaki Tea & Extract, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.3**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.4**	Second Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.5**	Purchase Agreement dated August 29th, 2012, between Universal Media Corporation and Greenway Innovative Energy, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.6**	Purchase Agreement dated as of February 23, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.7**	Asset Purchase Agreement dated as of October 2, 2011, between Jet Regulators, L.C., R/T Jet Tech, L.P. and UMED Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.8**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Kevin Bentley, filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.9**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. Randy Moseley, filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.10**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Richard Halden, filed as Exhibit 10.11 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.11**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Raymond Wright, filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.12**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Conrad Greer, filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.13**	Consulting Agreement dated May 27, 2011, between UMED Holdings, Inc. and Jabez Capital Group, LLC, filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.14**	Promissory Note in the amount of $850,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Southwest Capital Funding, Ltd., filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.15**	Modification of Note and Liens effective as of October 1, 2012, between Southwest Capital Funding, Ltd. and Mamaki Tea, Inc., filed as Exhibit 10.16 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
33

10.16**	Second Modification of Note and Liens effective as of December 20, 2012, between Southwest Capital Funding, Ltd., Mamaki Tea, Inc., and Mamaki of Hawaii, Inc., filed as Exhibit 10.17 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.17**	Promissory Note in the amount of $150,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Robert R. Romer, filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.18**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.20**	Promissory Note in the amount of $158,000 dated September 18, 2014, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.20 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.21**	Warrant dated September 18, 2014, for $47,400 worth of UMED Holdings, Inc. shares issued to Tonaquint, Inc., filed as Exhibit 10.21 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.22**	Office Lease Agreement dated October 2015, between UMED Holdings, Inc. and The Atrium Remains the Same, LLC, filed as Exhibit 10.22 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.23**	Warrant dated October 31, 2015, for 4,000,000 shares issued to Norman T. Reynolds, Esq, filed as Exhibit 10.23 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.24**	Promissory Note in the amount of $36,000 dated March 8, 2016, executed by UMED Holdings, Inc. payable to Peter C. Wilson, filed as Exhibit 10.24 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.25**	Convertible Promissory Note in the amount of $224,000 dated May 4, 2016, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.25 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.26**	Severance and Release Agreement by and between UMED Holdings, Inc. and Randy Moseley dated November 11, 2016, filed as Exhibit 10.26 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.27**	Settlement and Mutual Release Agreement dated January 13, 2017, executed by UMED Holdings, Inc. in connection with Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison, filed as Exhibit 10.27 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.28**	Warrant dated February 1, 2017, for 2,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.28 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.29**	Warrant dated February 1, 2017, for 4,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.29 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.30**	Severance and Release Agreement by and between UMED Holdings, Inc. and Richard Halden dated February 1, 2017, filed as Exhibit 10.30 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.31**	Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, LLC, and UMED Holdings, Inc., filed as Exhibit 10.31 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.32**

Consulting Agreement by and between the registrant and Chisos Equity Consultants, LLC, as amended on February 16, 2018, and March 19, 2018, filed as Exhibit 10.1 to the registrant’s Form 8-K, on March 21, 2018, Commission File Number 000-55030.

10.33**	Promissory Note in the amount of $100,000 dated November 13, 2017, executed by Greenway Technologies, Inc. payable to Wildcat Consulting Group LLC.
10.34**	Subordinated Convertible Promissory Note in the amount of $166,667 dated December 20, 2017, executed by Greenway Technologies, Inc. payable to Tunstall Canyon Group LLC.
10.35**	Warrant dated November 30, 2017 for 1,000,000 shares issued to MTG Holdings, LTD
10.36**	Greer Family Trust Promissory Note and Settlement. filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.37**	Warrant dated January 8, 2018 for 4,000,000 shares issued to Kent Harer.
10.38**	Settlement agreement by and between Greenway Technologies, Inc. and Tonaquint, Inc. dated April 9, 2018.
34

10.39**	Employment agreement with John Olynick, as President, dated May 10, 2018.
10.40**	Employment agreement with Ransom Jones, as Chief Financial Officer, Secretary and Treasurer, dated May 10, 2018.
10.41*	Consulting Agreement with Gary L. Ragsdale, Ph.D., P.E.
10.42*	Consulting Agreement with John Olynick
10.43*	Consulting Agreement with Marl Zoellers
10.44*	Consulting Agreement with Paul Alfano dba Alfano Consulting Services
10.45*	Consulting Agreement with Peter Hauser
10.46*	Consulting Agreement with William Campbell
10.47*	Consulting Agreement with Ryan Turner
10.48*	Amendment on July 30, 2014 to that certain Employment Agreement with Raymond Wright dated August 29, 2012
10.49*	Mabert LLC as Agent Loan Agreement dated September 14, 2018
10.50*	Mabert LLC as Agent Security Agreement dated September 14, 2018
10.51*	Texas UCC-1 filed by Mabert LLC as Agent on October 11, 2018, ending October 10, 2023
10.52*	Rule 11 Agreement, dated March 6, 2019, pursuant to a mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
31.1*	Certification of John Olynick, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John Olynick, President and Ransom Jones, Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

*         Filed herewith.

**       Previously filed.

35

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: April 16, 2019.

By /s/ John Olynick

John Olynick, President

By /s/ Ransom Jones

Ransom Jones, Chief Financial Officer and

Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Olynick JOHN OLYNICK	President	April 16, 2019
/s/ Craig Takacs CRAIG TAKACS	Director	April 16, 2019
/s/ Ransom Jones RANSOM JONES	Director	April 16, 2019
/s/ Kevin Jones KEVIN JONES	Director	April 16, 2019
/s/ Kent Harer KENT HARER	Director	April 16, 2019
/s/ Raymond Wright RAYMOND WRIGHT	Chairman, President of Greenway Innovative Energy, Inc.	April 16, 2019

36

INDEX TO FINANCIAL STATEMENTS

Greenway Technologies, Inc. and Subsidiaries

December 31, 2018

Contents

Report of Independent Registered Public Accounting Firm F-1

Consolidated Financial Statements

Consolidated Balance Sheets, December 31, 2018 and December 31, 2017 F-2

Consolidated Statements of Operations for the Years Ended December 31, 2018 and December 31, 2017 F-3

Consolidated Statements of Stockholders' Deficit For the Years Ended December 31, 2018 and December 31, 2017 F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and December 31, 21017 F-5

Notes to Consolidated Financial Statements F-6 - F-21

37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greenway Technologies, Inc.

Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Greenway Technologies, Inc., including its subsidiaries (the Company) as of December 31, 2018 and 2017 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2018, the Company had accumulated losses of approximately $26.8 million, a working capital deficit of approximately $4.7 million and may continue to experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Soles, Heyn & Company LLP

We have served as the Company’s auditor since 2015.

Soles, Heyn & Company West Palm Beach, Florida

April 18, 2019

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheet
As of December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
Assets
Current Assets
Cash	$ 73,211	$ 91,518
Prepaid expense	-	157,500
Total Current Assets	73,211	249,018
Fixed assets
Property & equipment	4,015	4,015
Less depreciation	4,015	4,015
	-	-
Other Assets	15,000	20,000
Total Assets	$ 88,211	$ 269,018

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$ 738,845	$ 140,039
Stockholder advances	1,100	1,500
Accrued management fees	2,032,102	1,666,602
Notes payable (Net of debt discount of $0 and $81,833, respectively)	410,667	153,841
Notes payable - Related parties (Net of debt discount of $90,619 and $0 respectively)	638,250	-
Accrued expenses	734,833	778,760
Accrued expenses - Related parties	118,334	-
Current portion of convertible note payable	-	150,834
Derivative liability – warrants	103,476	105,643
Total Current Liabilities	4,777,607	2,997,219
Long term convertible note payable, less current portion	-	84,000
Total Liabilities	$ 4,777,607	$ 3,081,219

Commitments and contingencies
Stockholders’ Deficit
Common Class B stock, 20,000,000 shares authorized, par value $0.0001, 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	-	-
Common Class A stock 300,000,000 shares authorized, par value $0.0001, 286,703,915 and 287,681,826 issued and outstanding at December 31, 2018 and 2017, respectively	29,101	28,771
Additional paid-in capital	22,100,087	20,782,630
Accumulated deficit	(26,818,584)	(23,623,602)
Total Stockholders’ Deficit	(4,689,396)	(2,812,201)
Total Liabilities & Stockholders’ Deficit	$ 88,211	$ 269,018

The accompanying Notes are an integral part of the consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Consolidated Statements of Operations

For the years ended December 31, 2018 and 2017

	2018	2017

Loss from operations
Expenses
General and administrative	$ 2,255,503	$ 8,262,988
Research and development	630,518	867,052
Depreciation	-	349
Total Expense	2,886,021	9,130,389

Operating loss	(2,886,021)	(9,130,389)

Other income (expenses)
Gain (loss) on change in fair value of derivative	(34,500)	(15,933)
Loss on settlement of debt	(28,000)	-
Settlement expense - loan agreement	(120,000)	-
Interest (expense) income	(126,461)	(1,075)

Total other income (expense)	(308,961)	(17,008)

Loss before income taxes	(3,194,982)	(9,147,397)
Provision for income taxes	-	-
Net loss	$ (3,194,982)	$ (9,147,397)

Net loss per share
Basic and diluted net loss per share	$ (0.01)	$ (0.03)
Weighted average shares
Outstanding:
Basic and diluted	285,638,699	273,028,802

The accompanying Notes are an integral part of the financial statement.

GREENWAY TECHNOLOGIES, INC.

Consolidated Statement of Stockholders' Deficit

For the years ended December 31, 2018 and 2017

		Stock
	Class B	Par Value	Class A	Par Value	Additional
	Number of	$0.00	Number of	$0.00	Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance	126938	13	231,118,372	$ 23,114	$12,036,225	$ (14,476,205)	$ (2,416,853)
31-Dec-16

Conv of class B
common to class A common	(126,938)	(13)	693,932	70	(57)	—	—

Sale of common stock	—	—	21,004,716	2,100	2,189,650	—	2,191,750

Shares issued to settle shareholder disputes	—	—	7,346,000	735	898,205	—	898,940

Shares issued for services	—	—	35,856,666	3,586	4,965,064	—	4,968,650

Shares returned to be cancelled			(8,337,860)	(834)	(68,673)		(69,507)

Beneficial conversion feature					27,083		27,083
					735,133		735,133
Warrants issued for services

Net loss	—	—	—	—	—	(9,147,397)	(9,147,397)
Balance
31-Dec-17	0	0	287,681,826	$28,771	$20,782,630	$ (23,623,602)	$(2,812,201)

Sale of common stock	—	—	5,655,253	983	601,517	—	602,500

Shares issued to settle shareholder disputes	—	—	1,600,000	160	207,840	—	208,000

Shares issued for services	—	—	500,000	50	49,950	—	50,000

Shares returned to be cancelled			(11,733,164)	(1,163)	1,163		0

Shares issued to settle shareholder obligations			3,000,000	300	329,700		330,000
					127,287		187,287
Equity features embedded in debt issued

Net loss			—	—	—	(3,194,982)	(3,194,982)
Balance
31-Dec-18	0	$0	286,703,915	$29,101	$22,100,087	(26,818,584)	$ (4,689,396)

The accompanying Notes are an integral part of the consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017

	2018	2017
Cash Flows from Operating Activities
Net Loss from Operations	$ (3,194,982)	$ (9,147,397)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	-	349
Stock based compensation	50,000	5,650,938
Loss on shareholder disputes and debt settlement	-	1,412,286
Change in fair value of derivatives	34,500	3,744
Debt discount - Elimination of discount	81,833	-
Loss (gain) change in fair value of derivatives	-	8,908
Changes in operating assets and liabilities:
Prepaid Expenses	157,500	(144,024)
Other assets	5,000	(15,000)
Accrued Accounts payable - Related parties	778,806	212,765
Accrued expenses	286,073	-
Accrued expenses - Related parties	118,334	-
Accrued management fees	365,500	(250,000)
Derivative liability - Warrants	-	40,678
Stock Issuance to settle loan dispute	28,000	-

Net Cash Used in Operating Activities	$ (1,289,436)	$ (2,226,753)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Repayment of advances from shareholders - Net	(51,740)	(58,190)
Increase in notes payable - Related Parties	728,869	151,342
Payments on note payable	(8,500)	(11,000)
Proceeds from convertible note payable	-	166,667
Payments on convertible note payable	-	(120,754)
Purchase of treasury shares	-	(69,508)
Proceeds from sale of common stock	602,500	2,191,750
Net Cash Provided by Financing Activities	1,271,129	2,250,307

Net Increase in cash for the year	(18,308)	23,554
Cash Beginning of Year	91,519	67,964
Cash End of Year	$ 73,211	$ 91,518

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	789	-
Cash Paid during the period for taxes	-	-
Conversion of class B common stock to class A common stock	-	13

Non-cash operating activities:
Shares issued to settle loan dispute	208,000	-
Shares issued to settle shareholder obligation	300,000	-
Warrants issued for debt discount	90,620	-

 The accompanying Notes are an integral part of the consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

In August 2012, the Company acquired 100% of Greenway Innovative Energy, Inc. (sometimes, “GIE”) which owns patents and trade secrets for a proprietary process and related technology to convert natural gas into synthesis gas (syngas). Syngas is an important intermediate gas used by industry in the production of ammonia, methane, liquid fuels, and other downstream products. The Company’s unique process is called Fractional Thermal Oxidation™ (FTO). When combined with a conventional Fischer-Tropsch (FT) system, we will be able to offer a new economical, relatively small scale (125 to 2,475 bbls/day) method of converting gas-to-liquids (GTL) that can be located in field locations where needed.

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

 Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company sustained a loss of approximately $3.2 million for the year ended December 31, 2018 and has a working capital deficiency of approximately $4.7 million and liabilities in excess of assets of approximately $2.7 million at December 31, 2017. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

Revenue Recognition

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company adopted the guidance on January 1, 2018 and applied the cumulative catch-up transition method. The transition adjustment to be recorded to stockholders’ equity upon adoption of the new standard did not have a material effect upon the financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents.  There were no cash equivalents at December 31, 2018, or December 31, 2017.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants (17,265,893) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2018 and 2017:

Description	Level 1	Level 2	Level 3
2018 Derivative Liabilities	$0	$0	$103,476
2017 Derivative Liabilities	$0	$0	$105,643

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

 The change in the notes payable at fair value for the year ended December 31, 2018, is as follows:

	Fair Value	Change in	New		Fair Value
	January 1, 2018	Fair Value	Convertible Notes	Conversions/Settlement	December 31, 2018

Derivative Liabilities	$(105,643)	$(2,167)	$0	$	$(103,476)

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

At December 31, 2018, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions.  At times, such deposits may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $630,518 and $867,052 during the years ended December 31, 2018 and 2017, respectively.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at market values.

Impact of New Accounting Standards

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company adopted the guidance on January 1, 2018 and applied the cumulative catch-up transition method. The transition adjustment to be recorded to stockholders’ equity upon adoption of the new standard was not material.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulated depreciation at December 31, 2018 and 2017, respectively, are summarized as follows:

	Range of
	Lives in
	Years	2018	2017
Equipment	5	2,032	2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulate depreciation		(4,015)	(4,015)
		$0	0

Depreciation expense for the year ended December 31, 2018 and 2017.		$0	$349

NOTE 5 – TERM NOTES PAYABLE

Term notes payable consisted of the following at December 31, 2018 and 2017;

	2018	2017

Secured notes payable at 18% per annum related to the Mabert LLC as Agent Loan Agreement dated September 14, 2018 for up to $1,500,000 (1)	$728,869	$0
Unsecured note payable at 10% per annum dated November 13, 2017 to a corporation at $10,000 lump sum interest at maturity on February 28, 2018, with an amended due date of March 1, 2020	100,000	100,000
Unsecured note payable at 4.5% per annum dated December 28, 2017 to a corporation, payable on January 8, 2018 and 2019 (2)	166,667	51,342
Unsecured note payable at 4.0% per annum dated January 16, 2018 to a trust, payable January 16, 2020 (3)	144,000	0
Total term notes	$1,139,536	$253,842

(1)        On September 14, 2018, the Company entered into a loan agreement with Mabert LLC, an entity owned by a director and stockholder, Kevin Jones, for the purpose of funding working capital and general corporate expenses up to $1,500,000 for the Company. Mabert is acting as the agent for various private lenders to the Company and has loaned $728,869 through December 31, 2018. The loan is secured and Mabert filed a UCC-1 with the State of Texas. The Loan Agreement, Security Agreement and UCC-1filing are attached hereto as Exhibits 10.48–10.50. The Company agreed to issue warrants for Class A common stock valued at $0.01 per share on a 3.67:1 and/or 2:1 basis for each dollar borrowed. For the year ended December 31, 2018, the Company issued 1,624,404 warrants. Of this number, 766,667 warrants were converted to common stock in January 2019.

(2)       This loan is in default. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term.

(3)       This loan is in default. By its terms, the cash interest payable increased to 18% per annum on April 1, 2018 and continues at such rate until the default is cured or is paid at term.

NOTE 6 – 2017 CONVERTIBLE PROMISSORY NOTES

The Company issued a $166,667 convertible promissory note bearing interest at 4.50% per annum to an accredited investor, payable in equal installments of $6,000 commencing February 1, 2018 plus interest at rate of 4% per annum on December 20, 2018 and $80,000 plus accrued interest on December 20, 2019.  The holder has the right to convert the note into common stock of the Company at a conversion price of $0.08 per share for each one dollar of cash payment which may be due (which would be 1,083,333 shares for the $86,667 payment and 1,000,000 shares for the $80,000 payment. As of December 20, 2018, a material event of default has occurred. The holder has the right but has not noticed the Company of its intent to convert.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note did not resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $27,083 based on the $0.013 difference between the market price of $0.093 and the conversion price of $0.08 times the 2,083,325 conversion shares. As a result of the event of default, the discount related to the beneficial conversion feature has been extinguished for the balance of 2018, and until the event of default is cured or the note is converted to common shares.

The Company issued a $150,000 convertible promissory note bearing interest at 4.50% per annum to an accredited investor, payable in equal installments of $6,000 plus accrued interest until the principal and accrued interest are paid in full.  The holder has the right to convert the note into common stock of the Company at a conversion price of equal to 70% of the prior twenty (20) days average closing market price of the Company’s common stock. As of April 1, 2018, a material event of default has occurred. The holder has the right but has not noticed the Company of its intent to convert.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount of $58,595 related to the beneficial conversion feature is being amortized over the term of the debt. The discount related to the beneficial conversion feature on the note was valued at $150,000 based on the Black-Scholes Model. During the year ended December 31, 2018, the remaining discount was fully amortized. The derivative liability for this note at December 2018 was $103,476, computed as follows. This note is in default and the terms are being renegotiated between the parties.

Commitment Date
Expected dividends	0%
Expected volatility	261.71%
Expected term: conversion feature	1 year
Risk free interest rate	1.76%

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

In connection with the issuance of the $224,000 note, the Company recorded debt issue cost and discount as follows:

•	$20,000 original issue discount and $4,000 debt issue cost, which was amortized over 10 months, with amortization of $4,000 for twelve-months ended December 31, 2017.

•	The convertible promissory note was paid in full on March 10, 2017, reducing the embedded derivative for the 2016 beneficial conversion right to zero at December 31, 2017.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2018 and 2017;

	2018	2017

Accrued consulting fees	$328,157	$249,500
Accrued expense related to shareholder dispute	0	330,000
Accrued expense related to warrant exercise	0	180,000
Accrued consulting expense	356,078	12,000
Accrued officers’ salaries	118,334	0
Accrued interest expense	50,598	7,260
Total accrued expenses	$853,167	$778,760

NOTE 9– CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of class A common stock with a par value of $.0001 per share and 20,000,000 shares of class B stock with a par value of $.0001 per share.  Each Class A common stock share has one voting right; the Class B common shares do not have voting rights, but retain a preferential right to dividends, if and when declared by the Board of Directors.

Class A Common Stock

At December 31, 2018, there were 286,703,915 shares of Class A common stock issued and outstanding.

During the year ended December 31, 2018, the Company: issued 5,655,253 shares of restricted Class A common stock to 22 individuals through private placements for cash of $$601,517 at average of $0.106 per share.

  issued 500,000 shares of restricted common stock for consulting services of $838,650 at average of $.0129 per share.

  issued 3,000,000 of restricted common stock to one shareholder in settlement of a shareholder obligation for a total value of $330,000 at an average of $0.11 per share.

  Issued 1,600,000 of restricted common stock to one shareholder in settlement of a debt that had warrants attached. The total was a value of $208,000 at an average of $0.13 per share.

  canceled 11,733,164 of treasury shares.

At December 31, 20187, there were 287,681,826 shares of Class A common stock issued and outstanding.

During the year ended December 31, 201, the Company: issued 21,004,716shares of restricted class A common stock to sixty-five individuals through private placements for cash of $2,191,750 at average of $0.104 per share.

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
  canceled 8,337,860 of treasury shares.
•	issued 693,932 shares of class A stock in exchange for 126,938 class B shares.

Class B Stock

At December 31, 2018 and 2017, there were 0 and 0 shares of Class B stock issued and outstanding, respectively.

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

At December 31, 2018, the Company has not adopted any employee stock option plans.

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

On November 30, 2017, the Company issued 1,000,000 warrants at $0.30 for three years as part of a settlement of a shareholder dispute with MTG Holdings, Inc. The Company valued the warrants as of December 31, 2017, at $95,846 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 116%, expected conversion term of two and three years and risk-free interest rate of 1.37%. These warrants were extinguished in the comprehensive settlement agreement reached in March 2019. See Subsequent Events Note 14.

On January 8, 2018, the Company issued 4,000,000 warrants at a purchase price of $0.15 per share to a director, Kent Harer, in exchange for his return of 3,000,000 shares of Class A common stock he had been prior granted. The 3,000,000 shares issued were valued and recorded for $490,000 during 2017. The value of $490,000 remained on the books as it reflects the event that occurred in 2017. The warrants shall be void and of no effect and all rights thereunder shall cease at 5:00 pm, Fort Worth, Texas time on January 8, 202

In conjunction with the Mabert LLC Loan Agreement described herein above, the Company issued a combined total of 1,624,404 warrants at a purchase price of $0.01 per share for fifteen (15) years in the two quarters ending December 31, 2018. In the third quarter ending September 30, 2018, the Company issued 366,667 warrants. In the fourth quarter, the Company issued 1,257,737 warrants, including 1,057,737 warrants to Kevin Jones, a director, and his spouse for loans they each separately made totaling $428,868 and $100,000 respectively, and 200,000 warrants to a third-party lender. All such warrants, excluding Mr. Jones’, were converted to common stock in January 2019.

NOTE 10 - RELATED PARTY TRANSACTIONS

Through December 31, 2018, Shareholders, including Kevin Jones, a director and greater than 5% shareholder, made loans and advances to the Company in the amount of $878,869, of which $728,869 was made through Mabert, LLC a company that Mr. Jones controls, as compared to $219,509 (Tunstall Canyon Group $166,667, Kevin Jones $51,342 and Pat Six $1,500) through December 31, 2017. During the year ended December 31, 2107, a shareholder and former president and director, Richard Halden purchased 2,250,000 shares of class A common stock for $225,000 ($0.010 per shares and Kevin Jones received repayment of a prior $59,690 loan.

After approval during a properly called special meeting of the board of directors, on September 14, 2018 Mabert, LLC, a Texas Limited Liability Company owned by a director and stockholder, Kevin Jones and his wife Christine Early, entered into a loan agreement for the purpose of funding working capital and general corporate expenses up to $1,500,000 for the Company. Mabert is acting as the agent for the lenders to the Company. The Company bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones did not vote on this transaction. Since the inception of the Loan Agreement, a total of $$728,869 has been loaned to the Company by four shareholder individuals, including Mr. Jones through Mabert, LLC.

Through Mabert, Mr. Jones along with his wife and his company have loaned $528,869, and two other shareholders have loaned the balance. These loans are secured by the assets of the Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the loan agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by the Agent for these Shareholders. The actions of the Company in case of default can only be determined by the Shareholders. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the loan agreement. Mabert did not nor will it receive compensation for its efforts.

Through December 31, 2017, affiliate shareholders made loans and advances to the Company in the amounts of $219,509 (Tunstall Canyon Group $166,667, Kevin Jones $51,342 and Pat Six $1,500) during the year ended December 31, 2017. Also during the year ended December 31, 2107, a former director, president and greater than 5% shareholder Richard Halden purchased 2,250,000 shares of class A common stock for $225,000 ($0.010 per share) and Kevin Jones received repayment of a prior $59,690 loan.

NOTE 11 – INCOME TAXES

At December 31, 2018 and 2017, the Company had approximately $3.2 million and approximately $9.5 million, respectively, of net operating losses ("NOL") carry forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2035.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The provision for income taxes for continuing operations consists of the following components for the years ended December 31, 2018 and 2017:

	2018	2017

Current	$-	$-
Deferred	-	-
Total tax provision for (benefit from) Income taxes	$-	$-

A comparison of the provision for income tax expense at the federal statutory rate of 21% for the years ended December 31, 2018 and 2017 the Company's effective rate is as follows:

	2018		2017

Federal statutory rate	(21.0	) %	(21.0	) %
State tax, net of federal benefit	(0.0)		(0.0)
Permanent differences and other including surtax exemption	0.0		0.0
Temporary difference	(15.9)		(15.9)
Valuation allowance	36.9		36.9
Effective tax rate	0.0%		0.0%

The net deferred tax assets and liabilities included in the financial statements consist of the following amounts at December 31, 2018 and December 31, 2017:

	2018	2017
Deferred tax assets
Net operating loss carry forwards	$19,598,855	$16,403,873
Deferred management fees	438,834	821,572
Stock based compensation	50,000	2,900,734
Other	826,166	581,639
Total	20,949,855	20,707,818
Less valuation allowance	(20,949,855)	(20,707,818)
Deferred tax asset	-	-
Deferred tax liabilities
Depreciation and amortization	$-	$-
Net long-term deferred tax asset	$-	$-

The change in the valuation allowance was $242,037 and $12,784,855 for the years ended December 31, 2018 and 2017, respectively.  The Company has recorded a 100% valuation allowance related to the deferred tax asset for the loss from operations, interest expense, interest income and other income subsequent to the change in ownership, which amounted to $26,818,584 and $23,623,602 at December 31, 2018 and 2017 respectively.

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

NOTE 13 – COMMITMENTS

Employment Agreements

In August 2012, the Company entered into employment agreements with Ray Wright, president of Greenway Innovative Energy, Inc., now chairman of the board for a term of 5 years with compensation of $90,000 per year. In July 2014, the president's employment agreement was amended to increase his annual pay to $180,000. By its terms, the employment agreement automatically renewed on August 12, 2018 for a successive one-year period. During the years ended December 31, 2018 and 2017, the Company paid and accrued a total of $180,000 and $180,000, respectively, for the annual compensation payments, as well as accrued an additional $435,000 as an adjustment for prior periods not correctly accounted for.

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

In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc. (“GIE”), the Company agreed to: (i) issue an additional 7,500,000 shares of restricted common stock when the first portable GTL unit is built and becomes operational, and, is capable of producing 2,000 barrels of diesel or jet fuel per day, and (ii) pay a 2% royalty on all gross production sales on each unit placed in production. In connection with a settlement agreement with the Greer Family Trust (‘Trust”), the successor owner of one of the two founders and prior owners of GIE on February 6, 2018, the Company exchanged Greer’s half of the 7,500,000 shares (3,750,000 shares) to be issued in the future, Greer’s half of the 2% royalty, a termination of Greer’s then current Employment Agreement and the Trust's waiver of any future claims against the Company for any reason, for the issuance and delivery to the Trust of three million (3,000,000) restricted shares of the Company’s common stock, and a Promissory Note for $150,000. As a result, only 3,750,000 shares are committed to be later issued under the original 2012 acquisition agreement. A copy of the Settlement Agreement and Promissory Note is attached hereto as Exhibit 10.36.

Consulting Agreements

On April 13, 2018, the Company entered into a consulting agreement with an individual, Gary L. Ragsdale, Ph.D., P.E., to provide research and development support of the Company’s GTL technology development, including but not limited to chemical modeling and simulations, operational validation, operating plant forecasts, ancillary product analysis and general technical advisory services. Terms include payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. The term of the agreement is indefinite, unless otherwise terminated with written notice by the parties. Dr. Ragsdale continues to provide services to the Company under the current agreement.

On April 13, 2018, the Company entered into a consulting agreement with an individual, John Olynick, to provide general advisory services, including but not limited to advice and support for funding discussions, creation of presentations, document and contract preparation. Terms include payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. The term of the agreement is indefinite, unless otherwise terminated with written notice by the parties. This agreement was terminated on May 10, 2018 when Mr. Olynick was engaged as President of Greenway.

On April 17, 2018, the Company entered into a consulting agreement with an individual, Mark A. Zoellers, to provide general advisory services, including but not limited to document and contract preparation, creation of presentations, photography and technical document review. Terms include payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. The term of the agreement is indefinite, unless otherwise terminated with written notice by the parties. Mr. Zoellers continues to provide services to the Company under the current agreement.

On April 18, 2018, the Company entered into a consulting agreement with an individual, Paul R. Alfano via Alfano Consulting Services, to provide board and senior management advice, including but not limited to corporate strategy, SEC adherence, sales and marketing strategies, document and presentation preparation and fund-raising support. Terms include payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. The term of the agreement is indefinite, unless otherwise terminated with written notice by the parties. Mr. Alfano continues to provide services to the Company under the current agreement.

On April 18, 2018, the Company entered into a consulting agreement with an individual, Peter J. Hauser, to provide general advisory services, including but not limited to public relations, press release preparation, photography, document preparation and editing. Terms include payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. The term of the agreement is indefinite, unless otherwise terminated with written notice by the parties. Mr. Hauser was a member of the Company’s board of directors from May 10, 2018 until his resignation March 8, 2019 and continues to provide services to the Company under the current agreement.

On April 19, 2018, the Company entered into a consulting agreement with an individual, William N. Campbell, to sales and marketing support for the Company’s GTL technology, including but not limited to sales prospecting and presentation, document preparation, editing and making presentations, along with general technical advisory services. Terms include payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. The term of the agreement is indefinite, unless otherwise terminated with written notice by the parties. Mr. Campbell continues to provide services to the Company under the current agreement.

On July 10, 2017, the Company entered into a one-year consulting agreement with an individual, Ryan Turner, to provide business development services, including but not limited to enhanced digital marketing, assistance with shareholder communications and help in establishing industry relationships. Terms included monthly payments of $5,000 per month, plus approved expenses. After the first twelve-month initial term, the agreement was automatically renewable for successive twelve-month terms, unless otherwise terminated with written notice by the parties, and was subsequently renewed for an additional term. Mr. Turner continues to provide services to the Company under the current agreement.

The foregoing summaries of the Consulting Agreements described above are qualified in their entirety by reference to the actual true and correct Consulting Agreements, copies of which are attached hereto as Exhibits 10.41 through 10.47.

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

On December 8, 2017, the Company entered into a six-month consulting agreement with MBK Consulting LLC (“MBK”) for the provision of general corporate management and public company governance support, including assistance in and providing guidance for raising capital. Terms included monthly payments of $10,000 per month, plus approved expenses. After the first six-months initial term, the agreement was automatically renewable for successive six-moth terms, unless otherwise terminated with written notice by the parties, and was subsequently renewed for an additional term. The agreement on its current terms was mutually ended as of December 2018. MBK continues to provide services to the Company on a month-to-month and as-needed basis.

Leases

In October 2015, the Company entered into a two-year lease for approximately 1,800 square feet a base rate of $2,417 per month. For the years ended December 31, 2018, and 2017, the Company expensed $17,995 and $26,992 respectively. The Company terminated the lease effective August 31, 2018 and has no further financial obligations under the lease.

Greenway rents approximately 600 square feet of office space at 1521 North Cooper St., Suite 205, Arlington, Texas 76011, at a rate of $957 per month.

The Company pays approximately $11,600 in annual maintenance fees on its Arizona BLM mining leases, in addition to 10% royalties based on production.

Legal

The Company was named as a co-defendant in an action brought against the Company and Mamaki Tea, Inc., alleging, among other things, that the Company was named as a co-guarantor on an $850,000 foreclosed note. On April 22, 2016, Greenway Technologies filed suit under Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison for breach of a Stock Purchase Agreement dated October 29, 2015, wherein the Company sold its shares in Mamaki to HBI for $700,000 (along with the assumption of certain debt). The Company maintained its guaranty on the original loan as a component of the sale transaction. The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016. On January 13, 2017, the parties executed a Settlement and Mutual Release Agreement (Agreement). However, the Defendants again defaulted in their payment obligations under this new Agreement. Curtis Borman and Lee Jennison were co-guarantors of the obligations of Mamaki and HBI. To secure their guaranties, each of Curtis Borman and Lee Jennsion posted 1,241,500 and 1,000,000 shares, respectively, of the Company. Under the Agreement, the shares were valued at $.20. Due to the default under the Agreement, these shares were returned to the Company’s treasury shares. Curtis Borman subsequently filed for bankruptcy and the property was liquidated for $600,000, applied against the prior loan amount, leaving a remaining guaranteed loan payment balance of approximately $700,000, including accrued interest and legal fees. The Company is currently in negotiations with the note holders and anticipates a positive resolution.

On April 9, 2108, the Company and Tonaquint, Inc. agreed to settle on Tonaquint’s exercise of a warrant option with a one-time issuance from Greenway Technologies of 1,600,000 shares of our common stock subject to a weekly leak out restriction equal to the greater of $10,000.00 and 8% of the weekly trading volume. Further, the issuance of stock was completed in connection with a legal opinion pursuant to Rule 144.

Wildcat Consulting Group LLC (“Wildcat”) filed a civil lawsuit against Greenway Technologies, Inc. on September 27, 2018 for an alleged breach of contract. The Company answered the lawsuit and asserted a number of affirmative defenses. The Company settled all claims with Wildcat and its principal, Marshall Gleason in the first quarter of 2019. See Subsequent Events Note 14.

The Company is aware that there are claims that may be asserted against it by Richard Halden, a dissident shareholder, and Chisos Equity Consultants, LLC, which is a company that may be controlled by Halden. These claims, if they are asserted will be vigorously defended by the Company.

NOTE 14- SUBSEQUENT EVENTS

On September 7, 2018, Wildcat Consulting Group, LLC (“Wildcat”), a company controlled by a shareholder, filed suit against the Company alleging claims arising from a Consulting Agreement between the Parties, seeking to recover monetary damages, interest, court costs, and attorney's fees. On September 27, 2018, Wildcat filed a second suit against the Company alleging claims arising from a Promissory Note between the Parties, seeking to recover monetary damages, interest, court costs, and attorney's fees. On February 13, 2019, the Parties attended mediation which resulted in settlement discussions which resulted in a Rule 11 Agreement settling both disputes. Pursuant to the Rule 11 Agreement, the Parties have agreed to abate this case until the earlier of a default of the performance of the Rule 11 Agreement or October 30, 2019. The Rule 11 Agreement causes and allows the Parties time to draft and sign a Compromise Settlement and Mutual Release Agreement (“Settlement Agreement”), to make payments due on or before October 15, 2019, and to allow for the transfer of stock to effectuate the terms of the Rule 11 Agreement. As of the date of this report, the Company is in compliance with the Rule 11 Agreement, and the Parties have exchanged drafts of the Settlement Agreement to be completed before the abatement period ends. The material terms of the Rule 11 Agreement are as follows:

•	The Company will execute a new Promissory Note to replace the original Promissory Note, effective November 13, 2017, the effective date of the original note. The new Promissory Note has a maturity date of March 1, 2020 and provides for four equal payments of principal through such date, and accrued interest at 10% upon maturity.
•	The Company shall pay $300,000 in settlement of the prior Consulting Agreement in 60 installments of $5,000 each month, until paid in full.
•	The Parties agreed to amend the existing Overriding Royalty Agreement (“ORRI”) between the Company’s wholly-owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”), increasing Wildcat’s royalties from .25% (1/4 of 1%) to .375% (3/8 of 1%).
•	The Company shall pay Wildcat’s legal fees related to these matters, capped at $60,000, in three installments of $20,000 on June 1, August 1, and October 1, 2019.
•	The Company shall issue 1,500,000 restricted shares of its Class A common stock on or before October 15, 2019, in consideration of the Promissory Note, in exchange for extinguishment of all prior granted warrants and to complete the grant of 1,000,000 shares not received from a prior transaction. Such shares were valued at $120,000 and accrued for the year ended December 31, 2018.

Provided the Company timely performs through October 15, 2019, the Parties will file a Joint Motion for Dismissal and present Agreed Orders of Dismissal with prejudice for both lawsuits. A copy of the Rule 11 Agreement is attached hereto as Exhibit 10.52.

During the three months ended March 31, 2019, the Company issued 766,667 shares of restricted Class A common stock for the conversion of the warrants granted under the terms of the Mabert Loan Agreement.

On March 26, 2019 the Company filed a verified petition for Declaratory Judgement, Ex Parte Application for a Temporary Restraining Order and Application for Injunctive Relief against the members of the Greenway Shareholders Committee in Dallas County. A Temporary Restraining Order was issued by the court enjoining the Defendants (and their officers, agents, servants, employees and attorneys) and those persons in active concert or participation from; holding the special shareholders meeting on April 4, 2019 or calling such meeting to order; attending or participating in the Special Meeting; voting the shares of Plaintiff owned by any Defendant at the Special Meeting, either directly or by granting a proxy to allow a non-defendant to vote said shares; voting any shares of Plaintiff owned by non-defendants with or by proxy at the Special Meeting; and serving as chairman at the Special Meeting. On April 8, 2019, the court issued a Temporary Injunction against the dissident shareholders who received notice. The Injunction will continue until the trial date of December 10, 2019.

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K of Greenway Technologies, Inc. for the fiscal year ending December 31, 2018, I, John Olynick, President and chief executive of Greenway Technologies, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.       Such Annual Report on Form 10-K for the fiscal year ending December 31, 2018, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.       The information contained in such Annual Report on Form 10-K for the fiscal year ending December 31, 2018, fairly presents, in all material respects, the financial condition and results of operations of Greenway Technologies, Inc.

Date April 16, 2019.

/s/ John Olynick

John Olynick, President

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K of Greenway Technologies, Inc. for the fiscal year ending December 31, 2018, I, Ransom Jones, Chief Financial Officer of Greenway Technologies, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.       Such Annual Report on Form 10-K for the fiscal year ending December 31, 2018, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.       The information contained in such Annual Report on Form 10-K for the fiscal year ending December 31, 2018, fairly presents, in all material respects, the financial condition and results of operations of Greenway Technologies, Inc.

Date April 16, 2019.

/s/ Ransom Jones

Ransom Jones

Chief Financial Officer and Principal Accounting

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Olynick, certify that:

1.       I have reviewed this Form 10-K of Greenway Technologies, Inc.;

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

Date: April 16, 2019.

/s/ John Olynick

John Olynick, President

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ransom Jones, certify that:

1.       I have reviewed this Form 10-K of Greenway Technologies, Inc.;

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

Date: April 16, 2019

/s/ Ransom Jones

Ransom Jones, Chief Financial Officer and Principal Accounting Officer

