Form 10-K/A
period 2018-12-31
GREENWAY TECHNOLOGIES INC
filed 2019-05-13
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

____________________________________________________

FORM 10-K/A

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

Operating Activities

Net cash used in continuing operating activities during the year ended December 31, 2018, was $1,289,436, as compared to $2,226,753 for the year ended December 31, 2017. Items totaling approximately $1,365,028 contributing to the net cash used in continuing operating activities for the year ended December 31, 2018, include:

•	$3,194,982 net loss, reduced by:

•	$365,500 increase in accrued management fees.

•	$157,500 decrease in Prepaid Expenses

•	$50,000 stock-based compensation

•	$81,833 elimination of debt discount on defaulted notes

•	$778,806 increase in accrued accounts payable

•	$286,073 $778,806 increase in accrued expenses

•	44,982 loan default – derivative adjustments
17

Net cash used for continuing operating activities for the year ended December 31, 2017, was $2,226,753. Items totaling approximately $7,276,368 contributing to the net cash used in continuing operating activities for the year ended December 31, 2017, include:

•	$9,147,397 net loss, offset by:

•	$5,650,938 increase in stock-based compensation.

•	$1,412,286 increase in settlement of stockholder dispute.

•	$1,412.286 increase in settlement of stockholder dispute.

•	$349 of depreciation.

•	$678,240 increase in accounts payable and accrued expenses.

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

Soles, Heyn & Company West Palm Beach, Florida

April 18, 2019

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheet
As of December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
Assets
Current Assets
Cash	$73,211	$91,518
Prepaid expense	—	157,500
Total Current Assets	73,211	249,018
Fixed assets
Property & equipment	4,015	4,015
Less depreciation	4,015	4,015
	—	—
Other Assets	15,000	20,000
Total Assets	$88,211	$269,018

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$738,845	$140,039
Stockholder advances	1,100	1,500
Accrued management fees	2,032,102	1,666,602
Notes payable (Net of debt discount of $0 and $81,833, respectively)	410,667	153,841
Notes payable - Related parties (Net of debt discount of $90,619 and $0 respectively)	638,250	—
Accrued expenses	734,833	778,760
Accrued expenses - Related parties	118,334	—
Current portion of convertible note payable	—	150,834
Derivative liability – warrants	103,476	105,643
Total Current Liabilities	4,777,607	2,997,219
Long term convertible note payable, less current portion	—	84,000
Total Liabilities	$4,777,607	$3,081,219

Commitments and contingencies
Stockholders’ Deficit
Common Class B stock, 20,000,000 shares authorized, par value $0.0001, 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common Class A stock 300,000,000 shares authorized, par value $0.0001, 286,703,915 and 287,681,826 issued and outstanding at December 31, 2018 and 2017, respectively	29,101	28,771
Additional paid-in capital	22,100,087	20,782,630
Accumulated deficit	(26,818,584)	(23,623,602)
Total Stockholders’ Deficit	(4,689,396)	(2,812,201)
Total Liabilities & Stockholders’ Deficit	$88,211	$269,018

The accompanying Notes are an integral part of the consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Consolidated Statements of Operations

For the years ended December 31, 2018 and 2017

	2018	2017

Loss from operations
Expenses
General and administrative	$2,255,503	$8,262,988
Research and development	630,518	867,052
Depreciation	—	349
Total Expense	2,886,021	9,130,389

Operating loss	(2,886,021)	(9,130,389)

Other income (expenses)
Gain (loss) on change in fair value of derivative	(34,500)	(15,933)
Loss on settlement of debt	(28,000)	—
Settlement expense - loan agreement	(120,000)	—
Interest (expense) income	(126,461)	(1,075)

Total other income (expense)	(308,961)	(17,008)

Loss before income taxes	(3,194,982)	(9,147,397)
Provision for income taxes	—	—
Net loss	$(3,194,982)	$(9,147,397)

Net loss per share
Basic and diluted net loss per share	$(0.01)	$(0.03)
Weighted average shares
Outstanding:
Basic and diluted	285,638,699	273,028,802

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

GREENWAY TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017

	2018	2017
Cash Flows from Operating Activities
Net Loss from Operations	$(3,194,982)	$(9,147,397)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	—	349
Stock based compensation	50,000	5,650,938
Loss on shareholder disputes and debt settlement	—	1,412,286
Change in fair value of derivatives	34,500	3,744
Debt discount - Elimination of discount	81,833	—
Loss (gain) change in fair value of derivatives	—	8,908
Changes in operating assets and liabilities:
Prepaid Expenses	157,500	(144,024)
Other assets	5,000	(15,000)
Accrued Accounts payable - Related parties	778,806	212,765
Accrued expenses	286,073	—
Accrued expenses - Related parties	118,334	—
Accrued management fees	365,500	(250,000)
Derivative liability - Warrants	—	40,678
Stock Issuance to settle loan dispute	28,000	—

Net Cash Used in Operating Activities	$(1,289,436)	$(2,226,753)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Repayment of advances from shareholders - Net	(51,740)	(58,190)
Increase in notes payable - Related Parties	728,869	151,342
Payments on note payable	(8,500)	(11,000)
Proceeds from convertible note payable	—	166,667
Payments on convertible note payable	—	(120,754)
Purchase of treasury shares	—	(69,508)
Proceeds from sale of common stock	602,500	2,191,750
Net Cash Provided by Financing Activities	1,271,129	2,250,307

Net Increase in cash for the year	(18,308)	23,554
Cash Beginning of Year	91,519	67,964
Cash End of Year	$73,211	$91,518

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	789	—
Cash Paid during the period for taxes	—	—
Conversion of class B common stock to class A common stock	—	13

Non-cash operating activities:
Shares issued to settle loan dispute	208,000	—
Shares issued to settle shareholder obligation	300,000	—
Warrants issued for debt discount	90,620	—

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

•	issued 500,000 shares of restricted common stock for consulting services of $838,650 at average of $.0129 per share.

•	issued 3,000,000 of restricted common stock to one shareholder in settlement of a shareholder obligation for a total value of $330,000 at an average of $0.11 per share.

•	Issued 1,600,000 of restricted common stock to one shareholder in settlement of a debt that had warrants attached. The total was a value of $208,000 at an average of $0.13 per share.

•	canceled 11,733,164 of treasury shares.

At December 31, 20187, there were 287,681,826 shares of Class A common stock issued and outstanding.

During the year ended December 31, 201, the Company: issued 21,004,716shares of restricted class A common stock to sixty-five individuals through private placements for cash of $2,191,750 at average of $0.104 per share.

•	issued 6,356,666 shares of restricted common stock for consulting services of $838,650 at average of $.0129 per share.

•	issued 7,346,000 of restricted common stock to eight shares in settlement of Shareholder disputes for a total value of $898,940 at an average of $0.122 per share.

•	issued 29,500,000 shares of restricted class A common stock to five directors and valued the shares at $0.14 per share for a total value of $4,130,000.

•	canceled 8,337,860 of treasury shares.

•	issued 693,932 shares of class A stock in exchange for 126,938 class B shares.

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

•	exchanged (on a one for one basis) 63,932 shares of Class A common stock for 63,932 Class B shares with shareholders who acquired the class B shares after the 2009 merger agreement between the Company and Dynalyst Manufacturing Corporation.

•	During the year ended December 31, 2016, the Company issued 15,000,000 shares of Class A shares in exchange for 15,000,000 Class B shares issued in 2011.

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

•	500,000 shares at the time the Company’s common stock reaches $0.25 per share during the first year

•	500,000 shares at the time the Company’s common stock reaches $0.45 per share during the first year

•	1,000,000 shares at the time the Company’s common stock reaches $0.90 per share during the first or second year

•	2,000,000 shares at the time the Company’s common stock reaches $1.50 per share during the first or second year

•	3,000,000 shares at the time the Company’s common stock reaches $2.00 per share during the term of the agreement

•	1,000000 shares at the time the Company’s common stock reaches $10.00 per share during the term of the agreement

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

