Form 10-Q
period 2019-03-31
GREENWAY TECHNOLOGIES INC
filed 2019-05-20
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-55030

GREENWAY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Texas	90-0893594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1521 North Cooper Street, Suite 205 Arlington, Texas	76011
(Address of principal executive offices)	(Zip Code)

(800) 289-2515

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 20, 2019, the registrant had outstanding 287,470,582 shares of our Class A common stock and 0 shares of Class B common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

	March 31, 2019	December 31, 2018

Assets
Current Assets
Cash	$10,834	$73,211
Total Current Assets	10,834	73,211
Fixed assets
Property & equipment	4,015	4,015
Less depreciation	4,015	4,015
	-	-
Other Assets
Advance to Dynalyst	15,000	15,000
Subscription Receivable - Warrants	7,667	-
Accounts Receivable - Bank	1,438	-
Total Other Assets	24,105	15,000
Total Assets	$34,939	$88,211
Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$741,678	$738,845
Advances - Related Parties	200,628	1,100
Accrued management fees	1,304,464	2,032,102
Notes payable	410,667	410,667
Notes payable - Related parties (Net of debt discount of $64,499 and $90,619 respectively)	664,369	638,250
Accrued expenses	976,142	734,833
Accrued expenses - Related parties	960,972	118,334
Derivative liability – warrants	56,697	103,476
Total Current Liabilities	5,315,617	4,777,607
Total Liabilities	$5,315,617	$4,777,607

Commitments and contingencies
Stockholders’ Deficit
Common Class A stock 300,000,000 shares authorized, par value $0.0001, 287,470,582 and 286,703,915 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	29,177	29,101
Additional paid-in capital	22,107,677	22,100,087
Accumulated deficit	(27,417,532)	(26,818,584)
Total Stockholders’ Deficit	(5,280,678)	(4,689,396)
Total Liabilities & Stockholders’ Deficit	$34,939	$88,211

See the accompanying notes to unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations

For the three months ended March 31, 2019 and 2018
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$-	$-
Expenses
General and administrative	326,509	268,741
Research and development	243,819	309,215
Total Expense	570,328	577,956

Operating loss	$(570,328)	$(577,956)

Other income (expenses)
Gain on change in fair value of derivative	46,779	19,388
Interest expense	(75,399)	(16,055)
Total other income (expense)	(28,620)	3,333

Loss before income taxes	(598,948)	(574,623)
Provision for income taxes	-	-
Net loss	$(598,948)	$(574,623)

Net loss per share
Basic and diluted net loss per shares	0.00	0.00
Weighted average shares
Outstanding
Basic and diluted	287,393,915	282,508,746

See the accompanying notes to unaudited condensed consolidated financial statements.

 GREENWAY TECHNOLOGIES, INC.
Consolidated Statement of Stockholders’ Deficit
For the quarters ended March 31, 2019 and 2018
(Unaudited)

Three months ended March 31, 2019 (Unaudited)
	Common Stock, par value $0.001		Additional	Shares
	Number of shares	Amount	paid-in capital	to be issued	Accumulated deficit	Total
Balance, December 31, 2018	286,703,915	$29,101	$22,100,087	$-	$(26,818,584)	$(4,689,396)
Shares issued for Warrant conversions	766,667	76	7,591			7,667
Net loss for the three months ended March 31, 2019					(598,948)	(598,948)
Balance, March 31, 2019 (Unaudited)	287,470,582	$29,177	$22,107,678	$-	$(27,417,532)	$(5,280,677)

Three months ended March 31, 2018 (Unaudited)
	Common Stock, par value $0.001		Additional	Shares
	Number of shares	Amount	paid-in capital	to be issued	Accumulated deficit	Total
Balance, December 31, 2017	287,681,826	$28,771	$20,782,630	$-	$(23,623,602)	$(2,812,201)
Shares issued from stock sales to accredited investors	4,810,253	478	536,022			536,500
Shares issued to settle shareholder obligations	3,000,000	300	329,700			330,000
Shares returned and cancelled for settlement	(11,663,164)	(1,163)	1,163			-
Net loss for the three months ended March 31, 2018					(574,623)	(574,623)
Balance, March 31, 2018 (Unaudited)	$283,828,915	$28,386	$21,649,515		$(24,198,225)	$(2,520,324)

See the accompanying notes to unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2019 and 2018
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Operating activities
Net loss	$(598,948)	$(574,623)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in fair value of derivatives	(46,779)	(19,388)
Amortization of debt discount - related parties	26,120	-
Change in fair value of derivative
Debt issue costs amortized	-	10,405
Changes in operating assets and liabilities:
Prepaid expense	-	13,500
Accounts payable		(38,245)
Shareholder advances	-	(500)
Accrued management fees	(727,638)	70,000
Accrued accounts payable - related parties	842,638	-
Accrued expenses	244,142	(6,851)

Net Cash Used in Operating Activities	(260,467)	(545,702)

Cash Flows from Investing Activities	(1,438)	-

Cash Flows from Financing Activities
Advances - related parties	199,528	-
Repayments on note payable	-	(53,841)
Repayments on convertible note payable	-	(6,000)
Proceeds from sale of common stock	-	536,500
Net Cash Provided by Financing Activities	199,528	476,659

Net Decrease in Cash	(62,377)	(69,043)
Cash Beginning of Period	73,211	91,518
Cash End of Period	$10,834	$22,475

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$7,952	$500
Cash Paid during the period for taxes	-	-
Shares returned and cancelled	-	745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 1 – ORGANIZATION

Nature of Operations

Greenway Technologies, Inc., (“Greenway”, “GTI” or the “Company”) through its wholly owned subsidiary, Greenway Innovative Energy, Inc., is primarily engaged in the research, development and commercialization of a proprietary Gas-to-Liquids (GTL) syngas conversion system that can be economically scaled to meet individual natural gas field/resource requirements. The Company’s proprietary and patented technology has now been realized in Greenway’s recently completed first generation commercial-scale G-ReformerTM unit, a unique and critical component to the Company’s overall GTL technology solution. Greenway’s objective is to become a material direct and licensed producer of renewable GTL synthesized diesel and jet fuels, with a near term focus on U.S. market opportunities.

Greenway was organized on March 13, 2002, under the laws of the State of Texas as Dynalyst Manufacturing Corporation. On August 18, 2009, in connection with a merger with Universal Media Corporation, a privately held Nevada company, the Company changed its name to Universal Media Corporation (“Universal Media”). The Company changed its name to UMED Holdings, Inc. on March 23, 2011, and to Greenway Technologies, Inc. on June 23, 2017.

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

On March 6, 2018, the Company announced the completion of its first commercial scale G-Reformer. The G-Reformer is the critical component of the Company’s innovative Greer-Wright Gas-to-Liquids system. A team consisting of individuals from the Company, UTA and the Company’s contracted fabricator worked together to test and calibrate the newly built G-Reformer unit. The testing substantiated the units’ synthesis gas generation capability and demonstrated additional proficiencies within certain prior prescribed testing metrics.

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

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Greenway and its wholly-owned subsidiaries. The Company entered into an agreement with Jet Regulators at December to return its ownership interest for the return of 300,000 shares of the Company’s common stock. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of March 31, 2019, we have an accumulated deficit of $27,417,532. During the three-months ended March 31, 2019, we used cash of $260,467 for operating activities. At December 31, 2018, the Company has an accumulated deficit of $26,818,584, and used net cash of $1,289,436 for its operating activities during the prior year period. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents. There were no cash equivalents at March 31, 2019, or December 31, 2018.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants (12,844,174) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

See Note 6 below for discussion regarding the Company’s current convertible notes payable and warrants.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

Description	Level 1	Level 2	Level 3
March 31, 2019 Derivative Liabilities	$0	$0	$56,697
December 31, 2018 Derivative Liabilities	$0	$0	$103,476

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

The change in the notes payable at fair value for the three-month period ended March 31, 2019, is as follows:

	FairValue	Change in	New Convertible		Fair Value
	January 1, 2019	Fair Value	Notes	Conversions	March 31, 2019

Derivative Liabilities	$(103,476)	$46,779	$0	$0	$(56,697)

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

At March 31, 2019, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $243,819 and $309,215 during the periods ended March 31, 2019 and 2018, respectively.

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

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	March 31, 2019	December 31, 2018
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	$0

Depreciation expense was $0 for the three-months ended March 31, 2019 and 2018, respectively.

NOTE 5 – TERM NOTES PAYABLE

Term notes payable consisted of the following at March 31, 2019 and December 31, 2018 respectively;

	March 31, 2019	December 31, 2018

Secured notes payable at 18% per annum related to the Mabert LLC as Agent Loan Agreement dated September 14, 2018 for up to $1,500,000 (1)	$728,869	$728,869
Unsecured note payable at 10% per annum dated November 13, 2017 to a corporation at $10,000 lump sum interest at maturity on February 28, 2018, with an amended due date of March 1, 2020	100,000	100,000
Unsecured note payable at 4.5% per annum dated December 28, 2017 to a corporation, payable in two parts on January 8, 2018 and 2019 (2)	166,667	166,667
Unsecured note payable at 4.0% per annum dated January 16, 2018 to a trust, payable January 16, 2020 (3)	144,000	144,000
Total term notes (4)	$1,139,536	$1,139,536

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

(2) On December 20, 2018, the Company issued a convertible promissory note for $166,667, payable by December 20, 2020. This loan is in default. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 below.

(3) On January 16, 2018, the Company issued a promissory note for $150,000, shown net a $6,000 repayment. This loan is in default. By its terms, the cash interest payable increased to 18% per annum on April 1, 2018 and continues at such rate until the default is cured or is paid at term.

(4) There were 1,624,404 detachable warrants issued in conjunction with related parties notes executed by the Company in 2018. Pursuant to ACS 470, the fair value attributable to a discount on the debt is $90,619; this amount is amortized to interest expense on a straight-line basis over the terms of the loans. During the three months ended March 31, 2019, a total of $26,120 in debt discount has been amortized to interest expense.

NOTE 6 – 2018 CONVERTIBLE PROMISSORY NOTES

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

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note did not result in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. As of December 31, 2017, the discount related to the beneficial conversion feature on the note was valued at $27,083 based on the $0.013 difference between the market price of $0.093 and the conversion price of $0.08 times the 2,083,325 conversion shares. As of and during the three-months ended March 31, 2018, the remaining discount was $23,697 and $3,386 of the discount was fully amortized.

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

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $58,494 based on the difference between the fair value of the 1,578,947 convertible shares at the valuation date and the $150,000 note value. The discount related to the beneficial conversion feature is being amortized over the term of the debt. The discount related to the beneficial conversion feature on the note was valued at $150,000 based on the Black-Scholes Model. During the year ended December 31, 2018, the remaining discount was fully amortized. The derivative liability for this note at March 31, 2019 and December 31, 2018 was $56,697 and 103,479 respectively calculated as described in Note 3 under the Black-Scholes Model parameters shown below. This Convertible Note is in default with the terms currently being renegotiated between the parties.

Commitment Date
Expected dividends	0%
Expected volatility	261.71%
Expected term: conversion feature	1 year
Risk free interest rate	1.76%

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Accrued consulting fees	$497,600	$328,157
Accrued consulting expense	380,478	356,078
Accrued officers’ salaries	233,334	118,334
Accrued officers’ salaries (reclass from accrued management fees in prior periods)	727,638	0
Accrued interest expense	91,925	50,598
Total accrued expenses	$1,930,975	$853,167

NOTE 8 – CAPITAL STRUCTURE

The Company is authorized to issue 300,000,000 shares of class A common stock with a par value of $.0001 per share and 20,000,000 shares of class B stock with a par value of $.0001 per share. Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Class A Common Stock

At March 31, 2019, there were 287,470,582 shares of class A common stock issued and outstanding.

During the three-months ended March 31, 2019, the Company: issued 766,667 shares of restricted class A common stock to 3 individuals holding warrants for 366,667, 200,000 and 200,000 shares respectively, priced at $0.01/converted share.

At December 31, 2018, there were 286,703,915 shares of Class A commons stock outstanding.

Class B Stock

At March 31, 2019 and December 31, 2018 respectively, there were no shares of class B stock issued and outstanding.

Stock options, warrants and other rights

At March 31, 2019 and December 31, 2018, the Company has not adopted any employee stock option plans.

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

On February 3, 2017, the Company issued 6,000,000 warrants (4,000,000 at $0.35 for two years and 2,000,000 at $0.45 for three years) as part of a separation agreement with a co-founder and former president. The Company valued the warrants as of March 31, 2017, at $639,284 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 455%, expected conversion term of two and three years and risk-free interest rate of 1.75%. These warrants were not exercised and have expired by their terms.

On November 30, 2017, the Company issued 1,000,000 warrants at $0.30 for three years as part of a settlement of a shareholder dispute with MTG Holdings, Inc. The Company valued the warrants as of December 31, 2017, at $95,846 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 116%, expected conversion term of two and three years and risk-free interest rate of 1.37%. These warrants were extinguished in the comprehensive settlement agreement reached in March 2019. See Note 11 – Legal.

On January 8, 2018, the Company issued 4,000,000 warrants at a purchase price of $0.15 per share to a director, Kent Harer, in exchange for his return of 3,000,000 shares of Class A common stock he had been prior granted. The 3,000,000 shares issued were valued and recorded for $490,000 during 2017. The value of $490,000 remained on the books as it reflects the event that occurred in 2017. The warrants shall be void and of no effect and all rights thereunder shall cease at 5:00 pm, Fort Worth, Texas time on January 8, 2021.

In conjunction with the Mabert LLC Loan Agreement described herein above, the Company issued a combined total of 1,624,404 warrants at a purchase price of $0.01 per share for fifteen (15) years in the quarter ending December 31, 2018. In the third quarter ending September 30, 2018, the Company issued 366,667 warrants. In the fourth quarter, the Company issued 1,257,737 warrants, including 1,057,737 warrants to Kevin Jones, a director, and his spouse for loans they each separately made totaling $428,868 and $100,000 respectively, and 200,000 warrants to a third-party lender. All such warrants, excluding Mr. Jones’, were converted to common stock in January 2019.

NOTE 9 - RELATED PARTY TRANSACTIONS

Through March 31, 2019, Kevin Jones, a director and greater than 5% shareholder, made advances to the Company in the amount of $199,528.

After approval during a properly called special meeting of the board of directors, on September 14, 2018 Mabert, LLC, a Texas Limited Liability Company owned by a director and stockholder, Kevin Jones and his wife Christine Early, entered into a loan agreement for the purpose of funding working capital and general corporate expenses up to $1,500,000 for the Company. Mabert is acting as the agent for the lenders to the Company. The Company bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones did not vote on this transaction. Since the inception of the Loan Agreement, a total of $728,869 has been loaned to the Company by four shareholder individuals, including Mr. Jones through Mabert, LLC.

Through December 31, 2018, shareholders, including director Kevin Jones, made loans and advances to the Company in the amount of $878,869, of which $728,869 was made through Mabert, LLC a company that Mr. Jones controls, as compared to $310,667 (Tunstall Canyon Group $166,667 and the Greer Family Trust $144,000) in the same period.

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

NOTE 10 – COMMITMENTS

Employment Agreements

In August 2012, the Company entered into an employment agreement with Ray Wright, president of Greenway Innovative Energy, Inc., now chairman of the board for a term of 5 years with compensation of $90,000 per year. In July 2014, the president’s employment agreement was amended to increase his annual pay to $180,000. By its terms, the employment agreement automatically renewed on August 12, 2018 for a successive one-year period. During the years ended December 31, 2018 and 2017, the Company paid and accrued a total of $180,000 and $180,000, respectively, for the annual compensation payments, as well as accrued an additional $435,000 as an adjustment for prior periods not correctly accounted for.

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

Effective January 1, 2019, the Company entered into an employment agreement with Thomas Phillips, Vice President of Operations, reporting to the President of Greenway Innovative Energy, Inc., for a term of fifteen (15) months with compensation of $120,000 per year. Phillips is entitled to a no-cost grant of common stock on the effective date equal to 5,000,000 shares of the Company’s Rule 144 restricted Class A common stock, par value $.0001 per share, such shares to be issued at such time as the Company has the ability to issue such number of shares. also entitled to certain additional stock grants based on the performance of the Company during the term of their employment. Phillips is also entitled to participate in the Company’s benefit plans, when such become available. The foregoing summary of the Phillips Employment Agreements is qualified in its entirety by reference to the actual true and correct employment agreements, a copy of which is attached hereto as Exhibit 10.53.

In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc. (“GIE”), the Company agreed to: (i) issue an additional 7,500,000 shares of restricted common stock when the first portable GTL unit is built and becomes operational, and, is capable of producing 2,000 barrels of diesel or jet fuel per day, and (ii) pay a 2% royalty on all gross production sales on each unit placed in production. In connection with a settlement agreement with the Greer Family Trust (‘Trust”), the successor owner of one of the two founders and prior owners of GIE on February 6, 2018, the Company exchanged Greer’s half of the 7,500,000 shares (3,750,000 shares) to be issued in the future, Greer’s half of the 2% royalty, a termination of Greer’s then current Employment Agreement and the Trust’s waiver of any future claims against the Company for any reason, for the issuance and delivery to the Trust of three million (3,000,000) restricted shares of the Company’s common stock, and a Promissory Note for $150,000. As a result, only 3,750,000 shares are committed to be later issued under the original 2012 acquisition agreement. A copy of the Settlement Agreement and Promissory Note is attached hereto as Exhibit 10.36.

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

On November 28, 2017, the Company entered into a three-year consulting agreement with Chisos Equity Consultants, LLC for public relations, consulting and corporate communications services. The initial payment was 1,800,000 shares of the Company’s restricted common stock. Additional payments upon the Company’s common stock reaching certain price points as follows:

●	500,000 shares at the time the Company’s common stock reaches $0.25 per share during the first year
●	500,000 shares at the time the Company’s common stock reaches $0.45 per share during the first year
●	1,000,000 shares at the time the Company’s common stock reaches $0.90 per share during the first or second year
●	2,000,000 shares at the time the Company’s common stock reaches $1.50 per share during the first or second year
●	3,000,000 shares at the time the Company’s common stock reaches $2.00 per share during the term of the agreement
●	1,000000 shares at the time the Company’s common stock reaches $10.00 per share during the term of the agreement

Due to a breach of the Agreement by Chisos, on June 22, 2018, the Board of Directors of the Company voted to terminate the Agreement. Based on the termination, all warrants to purchase the Company’s common stock were cancelled. The Company is currently in litigation over such termination action. See “Legal” matters description below in this Note 10.

On December 8, 2017, the Company entered into a six-month consulting agreement with MBK Consulting LLC (“MBK”) for the provision of general corporate management and public company governance support, including assistance in and providing guidance for raising capital. Terms included monthly payments of $10,000 per month, plus approved expenses. After the first six-months initial term, the agreement was automatically renewable for successive six-moth terms, unless otherwise terminated with written notice by the parties, and was subsequently renewed for an additional term. The agreement on its then current terms was mutually ended as of December 2018. MBK continues to provide services to the Company on a month-to-month and on an as-needed/requested basis.

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

On September 7, 2018, Wildcat Consulting Group, LLC (“Wildcat”), a company controlled by a shareholder, filed suit against the Company alleging claims arising from a Consulting Agreement between the Parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On September 27, 2018, Wildcat filed a second suit against the Company alleging claims arising from a Promissory Note between the Parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On February 13, 2019, the Parties attended mediation which resulted in settlement discussions which resulted in a Rule 11 Agreement settling both disputes. Pursuant to the Rule 11 Agreement, the Parties have agreed to abate this case until the earlier of a default of the performance of the Rule 11 Agreement or October 30, 2019. The Rule 11 Agreement causes and allows the Parties time to draft and sign a Compromise Settlement and Mutual Release Agreement (“Settlement Agreement”), to make payments due on or before October 15, 2019, and to allow for the transfer of stock to effectuate the terms of the Rule 11 Agreement. As of the date of this report, the Company is in compliance with the Rule 11 Agreement, and the Parties have exchanged drafts of the Settlement Agreement to be completed before the abatement period ends. The material terms of the Rule 11 Agreement are as follows:

●	The Company will execute a new Promissory Note to replace the original Promissory Note, effective November 13, 2017, the effective date of the original note. The new Promissory Note has a maturity date of March 1, 2020 and provides for four equal payments of principal through such date, and accrued interest at 10% upon maturity.

●	The Company shall pay $300,000 in settlement of the prior Consulting Agreement in 60 installments of $5,000 each month, until paid in full. [The $300,000 was accrued as of December 31, 2018, of which $10,000 was paid in the period ending March 31, 2019.]

●	The Parties agreed to amend the existing Overriding Royalty Agreement (“ORRI”) between the Company’s wholly owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”), increasing Wildcat’s royalties from .25% (1/4 of 1%) to .375% (3/8 of 1%).

●	The Company shall pay Wildcat’s legal fees related to these matters, capped at $60,000, in three installments of $20,000 on June 1, August 1, and October 1, 2019.

●	The Company shall issue 1,500,000 restricted shares of its Class A common stock on or before October 15, 2019, in consideration of the Promissory Note, in exchange for extinguishment of all prior granted warrants and to complete the grant of 1,000,000 shares not received from a prior transaction. Such shares were valued at $120,000 and accrued for the year ended December 31, 2018.

Provided the Company timely performs through October 15, 2019, the Parties will file a Joint Motion for Dismissal and present Agreed Orders of Dismissal with prejudice for both lawsuits. A copy of the Rule 11 Agreement is attached hereto as Exhibit 10.52.

On March 13, 2019, Chisos Equity Consultants, LLC (“Chisos”), a company controlled by a dissident shareholder, Richard Halden, filed suit against the Company alleging claims arising from a consulting agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. The Company answered the lawsuit and asserted a number of affirmative defenses. Greenway is confident in its defenses and intends to vigorously defend its interests.

On March 13, 2019, Richard Halden (“Halden”), a dissident shareholder in his capacity as an individual, filed suit against the Company alleging claims arising from a confidential severance and release agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. The Company answered the lawsuit and asserted a number of affirmative defenses. Greenway is confident in its defenses and intends to vigorously defend its interests.

On March 26, 2019, the Company filed a verified petition for Declaratory Judgement, Ex Parte Application for a Temporary Restraining Order and Application for Injunctive Relief against the members of a dissident shareholders group (including Richard Halden) named the “Greenway Shareholders Committee” in Dallas County. A Temporary Restraining Order was issued by the court enjoining the Defendants (and their officers, agents, servants, employees and attorneys) and those persons in active concert or participation from; holding the special shareholders meeting on April 4, 2019 or calling such meeting to order; attending or participating in the Special Meeting; voting the shares of Plaintiff owned by any Defendant at the Special Meeting, either directly or by granting a proxy to allow a non-defendant to vote said shares; voting any shares of Plaintiff owned by non-defendants with or by proxy at the Special Meeting; and serving as chairman at the Special Meeting. On April 8, 2019, the court issued such Temporary Injunction against the dissident shareholders who received notice. The Injunction will continue until the trial date of December 10, 2019.

NOTE 11-SUBSEQUENT EVENTS

On April 1, 2019, the Company entered into an employment agreement effective January 1, 2019, with Thomas Phillips, as Vice President of Operations, reporting to the President of Greenway Innovative Energy, Inc., for a term of fifteen (15) months with compensation of $120,000 per year. Phillips is entitled to a no-cost grant of common stock on the effective date equal to 5,000,000 shares of the Company’s Rule 144 restricted Class A common stock, par value $.0001 per share, such shares to be issued at such time as the Company has the ability to issue such number of shares. also entitled to certain additional stock grants based on the performance of the Company during the term of their employment. Phillips is also entitled to participate in the Company’s benefit plans, when such become available. The foregoing summary of the Phillips Employment Agreements is qualified in its entirety by reference to the actual true and correct employment agreements, a copy of which is attached hereto as Exhibit 10.53.

On April 30, 2019, the Company executed a Promissory Note with a shareholder for $25,000, at 18% interest per annum, such note being incorporated by reference into and subject to the terms of that certain Mabert LLC as Agent Loan Agreement entered into by the Company on September 14, 2018. Mabert LLC is a Texas Limited Liability Company owned by a Director and shareholder, Kevin Jones and his wife Christine Early. As an inducement to enter the note, the Company shall also issue 50,000 shares of its Class A common stock, subject to standard Rule 144 restrictions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly Report on Form 10-Q contains “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy and financial results. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed, and actual future results may vary materially.

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

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources, should be read in conjunction with the financial statements and related notes included elsewhere in this Report, which were prepared assuming that we will continue as a going concern, and in conjunction with our Annual Form 10-K filed on April 19, 2019. As discussed in Note 2 to the consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

In this Form 10-Q, “we,” “our,” “us,” the “Company” and similar terms in this report, including references to “UMED” and “Greenway” all refer to Greenway Technologies, Inc., and our wholly-owned subsidiary, Greenway Innovative Energy, Inc., unless the context requires otherwise.

Overview

Greenway fka UMED Holdings, Inc. was originally incorporated as Dynalyst Manufacturing Corporation under the laws of the State of Texas on March 13, 2002. Greenway is structured as a holding company with present interests in energy technology and mining property, and primarily focused on the research and development of the Company’s proprietary GTL technology, as more fully described below. Our corporate offices are located at 1521 North Cooper Street, Suite 205, Arlington, Texas 76011.

As a development stage entity, we do not currently generate revenue and will be unable to pay our obligations in the normal course of business or service our debt in a timely manner throughout the remainder of 2019 without raising additional debt or equity capital. Although the Company has been successful in its capital raising efforts in prior years, there can be no assurance that additional debt or equity capital will be raised, or at the levels required to maintain as going concern.

Greenway is currently evaluating strategic alternatives that include the following: (i) entering into a joint venture or partnership with an existing oil and gas producer or refiner to exploit the Company’s patented technology, (ii) licensing or selling rights to the technology, (iii) raising additional equity capital or (iv) entering into or issuing debt instruments. This process is ongoing and can be lengthy and has inherent costs and risks. There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate our next 12 months working capital needs or result in any other transaction.

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

On March 6, 2018, the Company announced the completion of its first commercial scale G-Reformer. The G-Reformer is the critical component of the Company’s innovative Greer-Wright Gas-to-Liquids system. A team consisting of individuals from the Company, UTA and the Company’s contracted fabricator worked together to test and calibrate the newly built G-Reformer unit. The testing substantiated the units’ synthesis gas generation capability and demonstrated additional proficiencies within certain prior prescribed testing metrics.

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

According to industry research metrics, the market for GTL products accounted for $10.98 billion in 2017 and is expected to reach $22.89 billion by 2026, growing at a CAGR of 8.5%. Products created by this process include GTL Diesel, GTL Naphtha, GTL Other (e.g., lubricants), where GTL Diesel accounts for more than 68% of the market. Market share of these products has not changed significantly over the last four years. Increasing population across the globe have led to the increase in the power consumption. There is a high demand for clean natural gas liquids products (“NGL”) in the commercial sector, including as blend-stock for petrochemical plants and refineries, as well as in the automobile and packaging industries, among others. Due to their clean nature, NGL products have wide use as fuel in motor vehicles, furnaces for heating and cooking, and as a household energy source. Greenway’s focus is in the production of high cetane diesel and Jet A fuels, a multi-billion-dollar market segment.

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

Employees

As of May 20, 2019, we have 5 full-time employees. Four of these employees are located in, or near our corporate offices in Arlington, Texas; one is located in North Carolina, but travels extensively on Company business. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

The accompanying condensed consolidated financial statements to this Report on Form 10-Q have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2019, we have an accumulated deficit of $27,417,532. During the three-months ended March 31, 2019, we used cash of $260,467 for operating activities. At December 31, 2018, the Company has an accumulated deficit of $26,818,584, and used net cash of $1,289,436 for its operating activities during the year period. As a pre-revenue entity, these factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources.

Accordingly, the ability of the Company to continue as a going concern is therefore in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management intends to raise additional funds by way of public or private offerings, or both. Management believes that the actions presently being taken to implement the Company’s business plan to generate revenues will provide the opportunity for the Company to continue as a going concern. While Management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

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

Three-months Ended March 31, 2019, Compared to Three-months Ended March 31, 2018.

Revenues. During the three-months ended March 31, 2019, and 2018, we had no revenues from operations. Management is aggressively looking for ways to leverage our technology to develop revenue streams.

Operating Expenses.

Consulting Fees. During the three-months ended March 31, 2019, consulting expense increased to $104,400 as compared to $65,000 from the prior year three-months ended March 31, 2018. The increase was primarily the result of increased use of consulting services in the period.

Officer Compensation. During the three-months ended March 31, 2019, officer compensation increased to $233,334 as compared to $90,000 from the prior year three-months ended March 31, 2018. Officer compensation increased primarily due to a reclassification of the compensation expenses for the President of the Company’s Greenway Innovative Energy subsidiary from Management Fees in prior periods to Officers’ Salaries in the first quarter of 2019.

Professional Fees. During the three-months ended March 31, 2019, professional fees decreased to $5,044 as compared to $17,902 from the prior year three-months ended March 31, 2018. Professional fees decreased because of a decrease in filing fees and press releases.

Operating Expenses. During the three-months ended March 31, 2019, operating expenses decreased to $570,328 as compared to $577,956 from the prior year three-months ended March 31, 2018. The decrease was partially due to a reduction in Research and Development expense of $243,819 in the first quarter 2019 from $309,215 in the same prior year period. Travel expenses decreased to $3,863 in the three-months ended March 31, 2019, compared to $10,147 in the three-months ended March 31, 2018. Legal expenses increased to $53,703 in the three-months ended March 31, 2019, compared to $35,021 in the three-months ended March 31, 2018.

Interest Expense. During the three-months ended March 31, 2019, interest expense increased to $75,399 as compared to interest expense of $16,055 from the prior year three-months ended March 31, 2018. The increase was primarily due to increased borrowing expense during the period.

Derivative Adjustment. During the three-months ended March 31, 2019, the gain on derivative adjustment was $46,779 as compared to a loss of $19,388 for the prior year three-months ended March 31, 2018. The change was due to a change in the price per share changes related to a convertible note payable using the Black-Scholes Model for the period.

Net Loss from Operations. Our net loss from operations increased marginally to $598,948 for the three-months ended March 31, 2019 compared to a loss of $574,623 for the three-months ended March 31, 2018. The increase was primarily due to the increased use of consulting services in the current period resulting in $39,400 increase in consulting expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018

Working Capital
Cash	$10,834	$73,211
Total current assets	$10,834	$73,211
Total assets	$34,939	$88,211
Accounts payable and accrued liabilities	$4,183,884	$3,624,114
Notes payable and accrued interest	$1,075,036	$1,048,917
Derivative liability	$56,697	$103,476
Total current liabilities	$5,315,617	$4,777,607
Total liabilities	$5,315,617	$4,777,607

In the three-months ended March 31, 2019, our working capital deficit increased by $600,387 from the year ended December 31, 2018 as a result of a decrease in cash of $62,377 and an increase in accounts payable and accrued liabilities of $558,670.

Operating activities

Net cash used in continuing operating activities during the three-months ended March 31, 2019 was $260,467 as compared to $545,702 for the three-months ended March 31, 2018. Items totaling approximately $432,041 contributing to the net cash used in continuing operating activities for the three-months ended March 31, 2019, include:

$ 598,948 net loss, offset by:
$ 46,779 gain in fair value of derivatives
$ 244,142 increase in accrued expenses,
$ 115,000 net increase in accrued accounts payable from related parties,
$ 26,120 increase in amortization of debt discount from related parties

Net cash used for continuing operating activities for the three-months ended March 31, 2018, was $545,702. Items totaling approximately $42,309 contributing to the net cash used in continuing operating activities for the three-months ended March 31, 2018, include:

$ 574,623 net loss, offset by:
$ 19,388 gain on derivatives
$ 13,500 decrease in prepaid expenses,
$ 4,405 debt issue costs amortized,
$ 24,404 increase in accounts payable and accrued expenses

Investing activities

We had $1,438 due from Wells Fargo Bank for improper charges against our operating accounts during the three-months ended March 31, 2019 and no investing activities during the three-months ended March 31, 2018.

Financing Activities

Net cash provided by financing activities was $199,528 for the three-months ended March 31, 2019, consisting of advances made by Kevin Jones, a related party to the Company.

Net cash provided by financing activities was $476,659 for the three-months ended March 31, 2018, composed of $536,500 in sales of common stock and $53,841 of payments on note payable.

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher. We will continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While we are subject to inflation as described above, management believes that inflation currently does not have a material effect on our operating results. However, inflation may become a factor in the future.

Commitments

Employment Agreements

In August 2012, the Company entered into an employment agreement with Ray Wright, president of Greenway Innovative Energy, Inc., now chairman of the board for a term of 5 years with compensation of $90,000 per year. In July 2014, the president’s employment agreement was amended to increase his annual pay to $180,000. By its terms, the employment agreement automatically renewed on August 12, 2018 for a successive one-year period. During the years ended December 31, 2018 and 2017, the Company paid and accrued a total of $180,000 and $180,000, respectively, for the annual compensation payments, as well as accrued an additional $435,000 as an adjustment for prior periods not correctly accounted for.

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

Effective January 1, 2019, the Company entered into an employment agreement with Thomas Phillips, Vice President of Operations, reporting to the President of Greenway Innovative Energy, Inc., for a term of fifteen (15) months with compensation of $120,000 per year. Phillips is entitled to a no-cost grant of common stock on the effective date equal to 5,000,000 shares of the Company’s Rule 144 restricted Class A common stock, par value $.0001 per share, such shares to be issued at such time as the Company has the ability to issue such number of shares. also entitled to certain additional stock grants based on the performance of the Company during the term of their employment. Phillips is also entitled to participate in the Company’s benefit plans, when such become available. The foregoing summary of the Phillips Employment Agreements is qualified in its entirety by reference to the actual true and correct employment agreements, a copy of which is attached hereto as Exhibit 10.53.

In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc. (“GIE”), the Company agreed to: (i) issue an additional 7,500,000 shares of restricted common stock when the first portable GTL unit is built and becomes operational, and, is capable of producing 2,000 barrels of diesel or jet fuel per day, and (ii) pay a 2% royalty on all gross production sales on each unit placed in production. In connection with a settlement agreement with the Greer Family Trust (‘Trust”), the successor owner of one of the two founders and prior owners of GIE on February 6, 2018, the Company exchanged Greer’s half of the 7,500,000 shares (3,750,000 shares) to be issued in the future, Greer’s half of the 2% royalty, a termination of Greer’s then current Employment Agreement and the Trust’s waiver of any future claims against the Company for any reason, for the issuance and delivery to the Trust of three million (3,000,000) restricted shares of the Company’s common stock, and a Promissory Note for $150,000. As a result, only 3,750,000 shares are committed to be later issued under the original 2012 acquisition agreement. A copy of the Settlement Agreement and Promissory Note is attached hereto as Exhibit 10.36.

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

On November 28, 2017, the Company entered into a three-year consulting agreement with Chisos Equity Consultants, LLC for public relations, consulting and corporate communications services. The initial payment was 1,800,000 shares of the Company’s restricted common stock. Additional payments upon the Company’s common stock reaching certain price points as follows:

●	500,000 shares at the time the Company’s common stock reaches $0.25 per share during the first year
●	500,000 shares at the time the Company’s common stock reaches $0.45 per share during the first year
●	1,000,000 shares at the time the Company’s common stock reaches $0.90 per share during the first or second year
●	2,000,000 shares at the time the Company’s common stock reaches $1.50 per share during the first or second year
●	3,000,000 shares at the time the Company’s common stock reaches $2.00 per share during the term of the agreement
●	1,000000 shares at the time the Company’s common stock reaches $10.00 per share during the term of the agreement

Due to a breach of the Agreement by Chisos, on June 22, 2018, the Board of Directors of the Company voted to terminate the Agreement. Based on the termination, all warrants to purchase the Company’s common stock were cancelled. The Company is currently in litigation over such termination action. See Note 11 – Legal.

On December 8, 2017, the Company entered into a six-month consulting agreement with MBK Consulting LLC (“MBK”) for the provision of general corporate management and public company governance support, including assistance in and providing guidance for raising capital. Terms included monthly payments of $10,000 per month, plus approved expenses. After the first six-months initial term, the agreement was automatically renewable for successive six-moth terms, unless otherwise terminated with written notice by the parties, and was subsequently renewed for an additional term. The agreement on its then current terms was mutually ended as of December 2018. MBK continues to provide services to the Company on a month-to-month and on an as-needed/requested basis.

Other

On March 6, 2019, the Company entered into a Rule 11 Agreement to settle all prior disputes with Wildcat Consulting Group. As of the date of this report, the Company is in compliance with the Rule 11 Agreement, and the Parties have exchanged drafts of a Settlement Agreement to be completed before the abatement period ends October 30, 2019. The material terms of the Rule 11 Agreement are as follows:

●	The Company will execute a new Promissory Note to replace the original Promissory Note, effective November 13, 2017, the effective date of the original note. The new Promissory Note has a maturity date of March 1, 2020 and provides for four equal payments of principal through such date, and accrued interest at 10% upon maturity.

●	The Company shall pay $300,000 in settlement of the prior Consulting Agreement in 60 installments of $5,000 each month, until paid in full. [The $300,000 was accrued as of December 31, 2018, of which $10,000 was paid in the period ending March 31, 2019.]

●	The Parties agreed to amend the existing Overriding Royalty Agreement (“ORRI”) between the Company’s wholly owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”), increasing Wildcat’s royalties from .25% (1/4 of 1%) to .375% (3/8 of 1%).

●	The Company shall pay Wildcat’s legal fees related to these matters, capped at $60,000, in three installments of $20,000 on June 1, August 1, and October 1, 2019.

●	The Company shall issue 1,500,000 restricted shares of its Class A common stock on or before October 15, 2019, in consideration of the Promissory Note, in exchange for extinguishment of all prior granted warrants and to complete the grant of 1,000,000 shares not received from a prior transaction. Such shares were valued at $120,000 and accrued for the year ended December 31, 2018.

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

With respect to FASB’s new lease accounting standard (Accounting Standards Update No. 2016-02, Leases (Topic 842)), the Company has elected to apply the new lease accounting standard on the adoption date, as provided by FASB in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, whereby the Company will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

In March 2019, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of March 31, 2019, our internal control over financial reporting was ineffective.

We have identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2019:

Greenway Technologies has inadequate segregation of duties within its cash disbursement control design.

For the period ending March 31, 2019, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Greenway does not have a sufficient number of independent or qualified directors for its board and audit committee. We currently have three independent directors on our board, which is comprised of five directors, and we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. As a publicly traded company, we should strive to have a majority of our board of directors be independent.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

Management believes that the material weaknesses set forth above did not have a material effect on our financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on our board of directors resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

On September 7, 2018, Wildcat Consulting Group, LLC (“Wildcat”), a company controlled by a shareholder, filed suit against the Company alleging claims arising from a Consulting Agreement between the Parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On September 27, 2018, Wildcat filed a second suit against the Company alleging claims arising from a Promissory Note between the Parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On February 13, 2019, the Parties attended mediation which resulted in settlement discussions which resulted in a Rule 11 Agreement settling both disputes. Pursuant to the Rule 11 Agreement, the Parties have agreed to abate this case until the earlier of a default of the performance of the Rule 11 Agreement or October 30, 2019. The Rule 11 Agreement causes and allows the Parties time to draft and sign a Compromise Settlement and Mutual Release Agreement (“Settlement Agreement”), to make payments due on or before October 15, 2019, and to allow for the transfer of stock to effectuate the terms of the Rule 11 Agreement. As of the date of this report, the Company is in compliance with the Rule 11 Agreement, and the Parties have exchanged drafts of the Settlement Agreement to be completed before the abatement period ends. The material terms of the Rule 11 Agreement are as follows:

●	The Company will execute a new Promissory Note to replace the original Promissory Note, effective November 13, 2017, the effective date of the original note. The new Promissory Note has a maturity date of March 1, 2020 and provides for four equal payments of principal through such date, and accrued interest at 10% upon maturity.

●	The Company shall pay $300,000 in settlement of the prior Consulting Agreement in 60 installments of $5,000 each month, until paid in full. [The $300,000 was accrued as of December 31, 2018, of which $10,000 was paid in the period ending March 31, 2019.]

●	The Parties agreed to amend the existing Overriding Royalty Agreement (“ORRI”) between the Company’s wholly owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”), increasing Wildcat’s royalties from .25% (1/4 of 1%) to .375% (3/8 of 1%).

●	The Company shall pay Wildcat’s legal fees related to these matters, capped at $60,000, in three installments of $20,000 on June 1, August 1, and October 1, 2019.

●	The Company shall issue 1,500,000 restricted shares of its Class A common stock on or before October 15, 2019, in consideration of the Promissory Note, in exchange for extinguishment of all prior granted warrants and to complete the grant of 1,000,000 shares not received from a prior transaction. Such shares were valued at $120,000 and accrued for the year ended December 31, 2018.

Provided the Company timely performs through October 15, 2019, the Parties will file a Joint Motion for Dismissal and present Agreed Orders of Dismissal with prejudice for both lawsuits. A copy of the Rule 11 Agreement is attached hereto as Exhibit 10.52.

On March 13, 2019, Chisos Equity Consultants, LLC (“Chisos”), a company controlled by a dissident shareholder, Richard Halden, filed suit against the Company alleging claims arising from a consulting agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. The Company answered the lawsuit and asserted a number of affirmative defenses. Greenway is confident in its defenses and intends to vigorously defend its interests.

On March 13, 2019, Richard Halden (“Halden”), a dissident shareholder in his capacity as an individual, filed suit against the Company alleging claims arising from a confidential severance and release agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. The Company answered the lawsuit and asserted a number of affirmative defenses. Greenway is confident in its defenses and intends to vigorously defend its interests.

On March 26, 2019, the Company filed a verified petition for Declaratory Judgement, Ex Parte Application for a Temporary Restraining Order and Application for Injunctive Relief against the members of a dissident shareholders group (including Richard Halden) named the “Greenway Shareholders Committee” in Dallas County. A Temporary Restraining Order was issued by the court enjoining the Defendants (and their officers, agents, servants, employees and attorneys) and those persons in active concert or participation from; holding the special shareholders meeting on April 4, 2019 or calling such meeting to order; attending or participating in the Special Meeting; voting the shares of Plaintiff owned by any Defendant at the Special Meeting, either directly or by granting a proxy to allow a non-defendant to vote said shares; voting any shares of Plaintiff owned by non-defendants with or by proxy at the Special Meeting; and serving as chairman at the Special Meeting. On April 8, 2019, the court issued such Temporary Injunction against the dissident shareholders who received notice. The Injunction will continue until the trial date of December 10, 2019.

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

We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could potentially develop a similar or more efficient GTL product or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our sales and marketing strategies and could have a material adverse effect on our business, results of operations and financial condition. Important factors affecting our ability to compete successfully include:

●	current and future direct sales and marketing efforts by large competitors;
●	rapid and effective development of new, unique GTL techniques; and
●	new and aggressive pricing methodologies.

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

As of March 31, 2019, the Company owns United States Patents Nos. 8,574,501 B1 and 8,795,597 B2 covering its mobile GTL conversion technology for the purpose of converting natural gas to clean synthetic fuels. In the United States, a patent’s term may be up to 21 years if the earliest claimed filing date is that of a provisional application. Other legal provisions may, however, shorten or lengthen a patent’s term. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent. Alternatively, a patent’s term may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

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

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

●	we are a small company with limited operating history;

●	the limited scope of our sales and marketing efforts;

●	our ability to attract new customers and satisfy our customers’ requirements;

●	general economic conditions;

●	changes in our pricing capabilities;

●	our ability to expand our business;

●	the effectiveness of our personnel;

●	new product introductions; and

●	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

We only have a limited operating history and cannot forecast with any degree of certainty whether our GTL technology will generate revenue, or that the amount of revenue to be generated will be profitable. In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

●	Our ability to attract new and repeat customers;

●	Our ability to keep current with the evolving requirements of our target market;

●	Our ability to protect our proprietary GTL Technology;

●	The ability of our competitors to offer new or enhanced GTL services; and

●	Unanticipated delays or cost increases with respect to research and development.

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

Investors should understand that their shares of our common stock are not “free-trading” merely because Greenway is a publicly traded company. For shares to become “free-trading,” the shares must be registered, or entitled to an exemption from registration under applicable law.

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

We have a substantial amount of indebtedness, which requires significant interest payments. As of March 31, 2019, we had $4,183,884 of accrued liabilities and $1,075,036 of debt bearing average cash interest of 14.4% per year when current, and 18% default interest if certain loans are not current. As of the date of this report, the Company is currently in default of certain loans and therefore has $1,075,036 of current debt bearing an average cash interest of 18% per year.

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

Because of the speculative nature of penny stocks, Congress prohibited broker-dealers from effecting transactions in penny stocks unless they comply with the requirements of Section 15(h) of the Exchange Act and the rules thereunder. These SEC rules provide, among other things, that a broker-dealer must (1) approve the customer for the specific penny stock transaction and receive from the customer a written agreement to the transaction; (2) furnish the customer a disclosure document describing the risks of investing in penny stocks; (3) disclose to the customer the current market quotation, if any, for the penny stock; and (4) disclose to the customer the amount of compensation the firm and its broker will receive for the trade. In addition, after executing the sale, a broker-dealer must send to its customer monthly account statements showing the market value of each penny stock held in the customer’s account.

The market for penny stocks has suffered in recent years from patterns of fraud and abuse.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

●	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

●	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

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

During the three-month period ended March 31, 2019, we issued 766,667 shares of restricted common stock to 3 individuals through their exercise of warrants priced at $0.01/share related to Promissory Notes the Company entered in 2018.

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

All of the above described investors who received shares of our common stock were provided with access to our filings with the SEC, including the following:

●	The information contained in our annual report on Form 10-K under the Exchange Act.

●	The information contained in any reports or documents required to be filed by Greenway Technologies under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

●	A brief description of the securities being offered, and any material changes in our affairs that were not disclosed in the documents furnished.

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

10.33**	Promissory Note in the amount of $100,000 dated November 13, 2017, executed by Greenway Technologies, Inc. payable to Wildcat Consulting Group LLC.
10.34**	Subordinated Convertible Promissory Note in the amount of $166,667 dated December 20, 2017, executed by Greenway Technologies, Inc. payable to Tunstall Canyon Group LLC.
10.35**	Warrant dated November 30, 2017 for 1,000,000 shares issued to MTG Holdings, LTD
10.36**	Greer Family Trust Promissory Note and Settlement. filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.37**	Warrant dated January 8, 2018 for 4,000,000 shares issued to Kent Harer.
10.38**	Settlement agreement by and between Greenway Technologies, Inc. and Tonaquint, Inc. dated April 9, 2018.

10.39**	Employment agreement with John Olynick, as President, dated May 10, 2018.
10.40**	Employment agreement with Ransom Jones, as Chief Financial Officer, Secretary and Treasurer, dated May 10, 2018.
10.41**	Consulting Agreement with Gary L. Ragsdale, Ph.D., P.E.
10.42**	Consulting Agreement with John Olynick
10.43**	Consulting Agreement with Marl Zoellers
10.44**	Consulting Agreement with Paul Alfano dba Alfano Consulting Services
10.45**	Consulting Agreement with Peter Hauser
10.46**	Consulting Agreement with William Campbell
10.47**	Consulting Agreement with Ryan Turner
10.48**	Amendment on July 30, 2014 to that certain Employment Agreement with Raymond Wright dated August 29, 2012
10.49**	Mabert LLC as Agent Loan Agreement dated September 14, 2018
10.50**	Mabert LLC as Agent Security Agreement dated September 14, 2018
10.51**	Texas UCC-1 filed by Mabert LLC as Agent on October 11, 2018, ending October 10, 2023
10.52**	Rule 11 Agreement, dated March 6, 2019, pursuant to a mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.53*	Employment agreement with Thomas Phillips, as Vice President of Operations, dated April 1, 2019.
31.1*	Certification of John Olynick, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John Olynick, President and Ransom Jones, Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: May 20, 2019.

	By	/s/ John Olynick
John Olynick, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

