Form 10-Q
period 2019-06-30
GREENWAY TECHNOLOGIES INC
filed 2019-08-19
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [  ] No [X]

As of August 14, 2019, Greenway Technologies, Inc. had outstanding 288,088,677 shares of our Class A common stock and no outstanding shares of its Class B common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash	$167,290	$73,211
Notes Receivable	225,000	-
Advance to Dynalst	15,000	15,000
Total Current Assets	407,290	88,211
Fixed assets
Property & equipment	4,015	4,015
Less depreciation	4,015	4,015
	-	-
Total Other Assets	-	-

Total Assets	$407,290	$88,211

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$799,336	$738,845
Advances - related parties	530,299	1,100
Accrued management fees	1,304,464	2,032,102
Accrued expenses	1,726,420	734,833
Accrued expenses - related parties	1,125,972	118,334
Notes payable and convertible notes payable	385,667	410,667
Notes payable - related parties (Net of debt discount of $90,118 and $90,619 respectively)	1,188,751	638,250
Derivative liability – convertible notes	86,400	103,476
Total Current Liabilities	7,147,309	4,777,607
Total Liabilities	$7,147,309	$4,777,607

Commitments and contingencies
Stockholders’ Deficit
Common Class A stock 300,000,000 shares authorized, par value $0.0001, 287,988,677 and 286,703,915 outstanding at June 30, 2019 and December 31, 2018, respectively	29,288	29,101
Additional paid-in capital	22,162,567	22,100,087
Subscription Receivable - Warrants	(7,668)	-
Accumulated deficit	(28,924,206)	(26,818,584)
Total Stockholders’ Deficit	(6,740,019)	(4,689,396)
Total Liabilities & Stockholders’ Deficit	$407,290	$88,211

See the accompanying notes to condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-
Expenses
General and administrative	434,417	543,066	760,926	811,807
Research and development	284,857	232,068	528,677	541,283
Total Expense	719,274	775,134	1,289,603	1,353,090

Operating loss	(719,274)	(775,134)	(1,289,603)	(1,353,090)

Other income (expenses)
Gain on change in fair value of derivative	(29,703)	18,199	17,076	37,587
Interest expense	(87,822)	(18,181)	(163,221)	(34,236)
Settlement expense	(670,000)	(208,000)	(670,000)	(208,000)
Warrant conversion gain	-	180,000	-	180,000

Other Miscellaneaous Income	125	-	125	-
Total other income (expense)	(787,400)	(27,982)	(816,019)	(24,649)

Loss before income taxes	(1,506,674)	(803,116)	(2,105,622)	(1,377,739)
Provision for income taxes	-	-	-	-
Net loss	$(1,506,674)	$(803,116)	$(2,105,622)	$(1,377,739)

Net loss per share
Basic and diluted net loss per shares	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares Outstanding
Basic and diluted	288,565,741	284,281,233	288,755,344	282,508,746

See the accompanying notes to condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Consolidated Statement of Stockholders’ Deficit
For the three months and six ended June 30, 2019
(Unaudited)

Six months ended June 30, 2019 (Unaudited)
	Common Stock, par value $0.0001		Additional
	Number of shares	Amount	paid-in capital	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2018	286,703,915	$29,101	$22,100,087	$-	$(26,818,584)	$(4,689,396)
Shares issued for Warrant conversions	766,667	76	7,592	(7,668)	-	-
Net loss for the three months ended March 31, 2019	-	-	-	-	(598,948)	(598,948)
Balance, March 31, 2019 (Unaudited)	287,470,582	$29,177	$22,107,679	$(7,668)	$(27,417,532)	$(5,288,344)

Adjustment for incorrectly reported shares	(581,905)	-	-	-	-	-
Shares issued for Promissory Note Fees	1,100,000	110	54,890	-	-	55,000
Net loss for the three months ended June 30, 2019	-	-	-	-	(1,506,674)	(1,506,674)
Balance, June 30, 2019 (Unaudited)	287,988,677	$29,287	$22,162,569	$(7,668)	$(28,924,206)	$(6,740,018)

Six months ended Jnue 30, 2018 (Unaudited)
	Common Stock,
	par value $0.0001		Additional
	Number of shares	Amount	paid-in capital	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2017	287,681,826	$28,771	$20,782,630	$-	$(23,623,602)	$(2,812,201)
Shares issued from stock sales to accredited investors	4,810,253	481	536,019	-	-	536,500
Shares issued to settle shareholder obligations	3,000,000	300	329,700	-	-	330,000
Shares returned and cancelled for settlement	(11,663,164)	(1,163)		-	-	-
Net loss for the three months ended March 31, 2018	-	-	-	-	(574,623)	(574,623)
Balance, March 31, 2018 (Unaudited)	283,828,915	$28,389	$21,648,349	$-	$(24,198,225)	$(2,520,324)

Shares issued from stock sales to accredited investors	875,000	$88	$65,912	$-	$-	$66,000
Shares issued for settlement	1,600,000	160	207,984	-	-	208,000
Shares issued for Compensation	500,000	50	29,950	-	-	30,000
Shares returned and cancelled for settlement	(100,000)	(10)	10	-	-	-
Net loss for the three months ended June 30, 2018	-	-	-	-	(803,116)	(803,116)
Balance, June 30, 2018 (Unaudited)	286,703,915	$28,677	$21,952,205	$-	$(25,001,341)	$(3,019,440)

See the accompanying notes to condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2018
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net loss	$(2,105,622)	$(1,377,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivatives	(17,076)	(37,587)
Amortization of debt discount	55,501	20,180
Stock Compensation	-	30,000
Warrant Conversion Gain	-	180,000
Changes in operating assets and liabilities:
Prepaid expense	-	157,500
Accounts payable	60,491	100,655
Accrued expenses	1,271,587	270,044
Increase in Other Assets	-	1,000
Net Cash Used in Operating Activities	(735,119)	(655,947)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Advances - related parties	529,199	-
Proceeds from Notes Payable	-	61,538
Proceeds from Notes Payable - related parties	325,000	25,991
Payments on note payable	(25,000)	(120,753)
Proceeds from sale of common stock	-	602,500

Net Cash Provided by Financing Activities	829,199	569,276

Net (Decrease) Increase in Cash	94,080	(86,671)
Cash Beginning of Period	73,211	91,518
Cash End of Period	$167,291	$4,847

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$16,952	$34,236
Cash Paid during the period for taxes	$-	$-
Shares returned and cancelled	$-	$1,173
Issuance of common stock to settle accrued expenses	-	385,005
Subscription receivables - warrants	$(7,668)	$-
Shares issued for promissory note fees	$55,000	$-

See the accompanying notes to condensed consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Greenway’s GTL Technology

In August 2012, Greenway Technologies acquired 100% of Greenway Innovative Energy, Inc. (“GIE”) which owns patents and trade secrets for a proprietary technology to convert natural gas into synthesis gas (“syngas”). Based on a new, breakthrough process called Fractional Thermal Oxidation™ (“FTO”), the Company believes that GIE’s G-Reformer, combined with conventional Fischer-Tropsch (“FT”) processes, offers an economical and scalable method to converting natural gas to liquid fuel. On February 15, 2013, GIE filed for its first patent on its GTL technology. On November 4, 2013, GIE filed for a second patent covering other unique aspects of the design. Subsequently, the Company received Patent Nos. 8,574,501 B1 and 8,795,597 B2 covering the mobile GTL conversion technology for the purpose of converting natural gas to clean synthetic fuels The Company has identified several other areas in its technology to file for multiple patents and such efforts are ongoing.

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

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2019. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Greenway and its wholly owned subsidiaries. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of June 30, 2019, we have an accumulated deficit of $28,924,206. For the six-months ended June 30, 2019, we had no revenue, generated a net loss of $2,105,622 and used cash of $735,119 for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to continue to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

The accompanying consolidated financial statements do not include any adjustment to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the presentation of the unaudited consolidated financial statements are as follows:

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

Revenue Recognition

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company adopted the guidance on January 1, 2018 and applied the cumulative catch-up transition method. The transition adjustment to be recorded to stockholders’ deficit upon adoption of the new standard did not have a material effect upon the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents. There were no cash equivalents at June 30, 2019, or December 31, 2018.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants (11,499,226) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

See Note 6 below for the related discussion regarding the Company’s current convertible notes payable and warrants.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

Description	Level 1	Level 2	Level 3
June 30, 2019 Derivative Liabilities	$0	$0	$86,400
December 31, 2018 Derivative Liabilities	$0	$0	$103,476

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

The change in the notes payable at fair value for the three-month period ended June 30, 2019, is as follows:

	FairValue	Change in	New Convertible		Fair Value
	January 1, 2019	Fair Value	Notes	Conversions	June 30, 2019

Derivative Liabilities	$(103,476)	$17,076	$0	$0	$(86,400)

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

At June 30, 2019, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit. There are no uninsured balances as of June 30, 2019.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $367,957 and $232,068 for the three months ended June 30, 2019 and 2018, respectively, and for the six months ended June 30, 2019 and 2018, $611,777 and $541,283, respectively.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at market values based on the closing price of the stock on the date of any such grant.

Impact of New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	June 30, 2019	December 31, 2018
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	$0

Depreciation expense was $0 for the six-months ended June 30, 2019 and 2018, respectively.

NOTE 5 – TERM NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Term notes payable, including notes payable to related parties consisted of the following at June 30, 2019 and December 31, 2018 respectively:

	June 30, 2019	December 31, 2018

Secured notes payable at 18% per annum related to the Mabert LLC as Agent Loan Agreement dated September 14, 2018 for up to $1,500,000, shown net of debt discount of $90,118 and $90,619 (1)	$1,188,751	$638,250
Unsecured note payable at 10% per annum dated November 13, 2017 to a corporation at $10,000 lump sum interest at maturity on February 28, 2018, with an amended due date of March 1, 2020	75,000	100,000
Unsecured note payable at 4.5% per annum dated December 28, 2017 to a corporation, payable in two parts on January 8, 2018 and 2019 (2)	166,667	166,667
Unsecured note payable at 4.0% per annum dated January 16, 2018 to a trust, payable January 16, 2020 (3)	144,000	144,000
Total term notes (net of discounts)	$1,574,418	$1,048,917

(1) On September 14, 2018, the Company entered into a loan agreement, with Mabert LLC, an entity owned by a director and stockholder, Kevin Jones, for the purpose of funding working capital and general corporate expenses up to $1,500,000, and as subsequently amended for up to $5,000,000 for the Company. Mabert is acting as the agent for various private lenders to the Company and loaned $1,278,869 through June 30, 2019. The loan is secured and Mabert filed a UCC-1 with the State of Texas. The Loan Agreement, Security Agreement and UCC-1filing are incorporated hereto as Exhibits 10.48–10.50. The Company agreed to issue warrants and/or stock for Class A common stock valued at $0.01 per share on an initial one-time basis at 3.67:1 and subsequently on a 2:1 basis for each dollar borrowed. For the period ended June 30, 2019, the Company issued an additional 1,100,000 shares of Class A common stock, as compared to the Company having issued 1,624,404 warrants as of December 31, 2018. Of these, 766,667 warrants were converted to common stock in January 2019, with 857,737 warrants remaining outstanding related to the 2018 issuance. Pursuant to ACS 470, the fair value attributable to a discount on the debt is $90,118 for the period ended June 30, 2019, and $90,619 for the year ended 2018; this amount is amortized to interest expense on a straight-line basis over the terms of the loans.

On April 30, 2019, the Company executed a Promissory Note with a shareholder for $25,000, at 18% interest per annum, such note being incorporated by reference into and subject to the terms of that certain Mabert LLC as Agent Loan Agreement entered into by the Company on September 14, 2018. Mabert LLC is a Texas Limited Liability Company owned by a Director and shareholder, Kevin Jones and his wife Christine Early. As a cost of the note, the Company issued 50,000 shares of its Class A common stock at a market price of $0.05 per share for a total debt discount of $2,500, subject to standard Rule 144 restrictions.

On April 30, 2019, the Company executed a Promissory Note with a financial institution for $225,000, at 18% interest per annum, such note being incorporated by reference into and subject to the terms of that certain Mabert LLC as Agent Loan Agreement entered into by the Company on September 14, 2018. Mabert LLC is a Texas Limited Liability Company owned by a Director and shareholder, Kevin Jones and his wife Christine Early. As a cost of the note, the Company issued 450,000 shares of its Class A common stock at a market price of $0.05 per share for a total debt discount of $22,500, subject to standard Rule 144 restrictions.

On May 31, 2019, the Company executed a Promissory Note with a shareholder for $300,000, at 18% interest per annum, such note being incorporated by reference into and subject to the terms of that certain Mabert LLC as Agent Loan Agreement entered into by the Company on September 14, 2018. Mabert LLC is a Texas Limited Liability Company owned by a Director and shareholder, Kevin Jones and his wife Christine Early. As a cost of the note, the Company issued 600,000 shares of its Class A common stock at a market price of $0.05 per share for a total debt discount of $30,000, subject to standard Rule 144 restrictions.

(2) On December 20, 2018, the Company issued a convertible promissory note for $166,667, payable by December 20, 2020. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 below.

(3) On January 16, 2018, the Company issued a convertible promissory note for $150,000, shown about net a $6,000 principal payment. This loan was in default for breach of payment during the period ending June 30, 2019. By its terms, the interest payable increased to 18% per annum on April 1, 2018. On July 24, 2019, the holder noticed the Company of its intent to convert. See: Note 6 and Note 11 – Subsequent Events below.

NOTE 6 – 2018 CONVERTIBLE PROMISSORY NOTES

The Company issued a $166,667 convertible promissory note bearing interest at 4.50% per annum to an accredited investor, payable in equal installments of $6,000 commencing February 1, 2018 plus interest at rate of 4% per annum on December 20, 2018 and $80,000 plus accrued interest on December 20, 2019. The holder has the right to convert the note into common stock of the Company at a conversion price of $0.08 per share for each one dollar of cash payment which may be due, (which would be 1,083,333 shares for the $86,667 payment and 1,000,000 shares for the $80,000 payment). As of December 20, 2018, a material event of default occurred for breach of payment. The holder has the right but has not noticed the Company of its intent to convert.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note did not result in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. As of December 31, 2017, the discount related to the beneficial conversion feature on the note was valued at $27,083 based on the $0.013 difference between the market price of $0.093 and the conversion price of $0.08 times the 2,083,325 conversion shares. Due to the default, the full discount was expensed in 2018.

The Company issued a $150,000 convertible promissory note in January 2018 bearing interest at 4.50% per annum to an accredited investor, payable in equal installments of $6,000 plus accrued interest until the principal and accrued interest are paid in full. The holder has the right to convert the note into common stock of the Company at a conversion price of equal to 70% of the prior twenty (20) days average closing market price of the Company’s common stock. As of April 1, 2018, only one $6,000 payment had been made, creating a material event of default. In the event of default, the default interest rate becomes 18% and the Company has accrued such default interest since the default. On July 24, 2019, the holder noticed the Company of its intent to convert the principal and accrued interest to common stock.

The Company evaluated the terms of the convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The Company evaluated the terms of the convertible note and concluded that there was a beneficial conversion feature since the convertible note was convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the note was valued at $58,494 based on the difference between the fair value of the 1,578,947 convertible shares at the valuation date and the $150,000 note value. The discount related to the beneficial conversion feature is being amortized over the term of the debt. The discount related to the beneficial conversion feature on the note was valued at $150,000 based on the Black-Scholes Model. During the year ended December 31, 2018, the remaining discount was fully amortized. The derivative liability for this note at June 30, 2019 and December 31, 2018 was $86,400 and $103,479 respectively, calculated as described in Note 3 under the Black-Scholes Model parameters shown below.

	June 30, 2019	Commitment Date
Expected dividends	0%	0%
Expected volatility	264.43%	261.71%
Expected term: conversion feature	1 year	2 year
Risk free interest rate	1.92%	1.76%

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at for the periods ended:

	30-Jun-19	31-Dec-18

Accrued consulting fees	392,018	328,157
Accrued consulting expense	309,500	356,078
Accrued GTL plant R&D	203,100	-
Accrued Legal and Settlement expenses	670,000	-
Accrued interest expense	145,663	50,598
Miscellaneous expense	6,139	-
Total accrued expenses	1,726,420	734,833

NOTE 8 – CAPITAL STRUCTURE

The Company is currently authorized to issue 300,000,000 shares of Class A common stock with a par value of $.0001 per share and 20,000,000 shares of Class B stock with a par value of $.0001 per share. Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

Class A Common Stock

At June 30, 2019, there were 287,988,677 shares of class A common stock issued and outstanding.

During the three-months ended June 30, 2019, the Company: issued 1,100,000 shares of restricted class A common stock to 2 individuals as consideration for loan origination fees. The Company also updated and corrected its stockholder records generating a net decrease in common stock outstanding of 581,905 shares.

During the three-months ended March 31, 2019, the Company: issued 766,667 shares of restricted class A common stock to 3 individuals holding warrants for 366,667, 200,000 and 200,000 shares respectively, priced at $0.01/converted share.

At December 31, 2018, there were 286,703,915 shares of Class A commons stock outstanding.

Class B Stock

At June 30, 2019 and December 31, 2018 respectively, there were no shares of class B stock issued and outstanding.

Stock options, warrants and other rights

At June 30, 2019 and December 31, 2018, the Company has not adopted any employee stock option plans.

As of June 30, 2019, the Company had total warrants issued and outstanding of 11,499,226, with current expiration periods of less than one to fifteen years.

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

On February 3, 2017, the Company issued 6,000,000 warrants (4,000,000 at $0.35 for two years and 2,000,000 at $0.45 for three years) as part of a separation agreement with a co-founder and former president. The Company valued the warrants as of March 31, 2017, at $639,284 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 455%, expected conversion term of two and three years and risk-free interest rate of 1.75%. Of these, 4,000,000 warrants were not exercised and have expired by their terms.

On November 30, 2017, the Company issued 1,000,000 warrants at $0.30 for three years as part of a settlement of a shareholder dispute with MTG Holdings, Inc. The Company valued the warrants as of December 31, 2017, at $95,846 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 116%, expected conversion term of two and three years and risk-free interest rate of 1.37%. These warrants were extinguished in the comprehensive settlement agreement reached in March 2019. See Note 10 – Legal.

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

In conjunction with the Mabert LLC Loan Agreement described herein above, the Company issued a combined total of 1,624,404 warrants at a purchase price of $0.01 per share for fifteen (15) years in the year ending December 31, 2018. In the third quarter ending September 30, 2018, the Company issued 366,667 warrants. In the fourth quarter, the Company issued 1,257,737 warrants, including 1,057,737 warrants to Kevin Jones, a director, and his spouse for loans they each separately made totaling $428,868 and $100,000 respectively, and 200,000 warrants to a third-party lender. All such warrants, excluding Mr. Jones’, were converted to common stock in January 2019.

NOTE 9 - RELATED PARTY TRANSACTIONS

Through June 30, 2019, Kevin Jones, a director and greater than 5% shareholder, made advances to the Company in the amount of $530,299, of which $329,671 was advanced in the three months ending June 30, 2019, and a former employee made an advance of $1,100.

After approval during a properly called special meeting of the board of directors, on September 14, 2018 Mabert, LLC, a Texas Limited Liability Company owned by a director and stockholder, Kevin Jones and his wife Christine Early, entered into a loan agreement for the purpose of funding working capital and general corporate expenses for the Company of up to $1,500,000, subsequently amended to provide up to $5,000,000. Mabert is acting as the agent for the lenders to the Company. The Company bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones did not vote on this transaction. Since the inception of the Loan Agreement through June 30, 2019, a total of $1,278,869 has been loaned to the Company by four shareholder individuals, including Mr. Jones through Mabert, LLC. See Note 5.

Through Mabert, Mr. Jones along with his wife and his company have loaned $753,869, and two other shareholders have loaned the balance. These loans are secured by the assets of the Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the loan agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by the Agent for these Shareholders. The actions of the Company in case of default can only be determined by the Shareholders. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the loan agreement. Mabert did not nor will it receive compensation for its efforts.

Through June 30, 2019, other shareholders have made loans to the Company in the amount of $416,667, including Wildcat Consulting $75,000 (net of a $25,000 principal payment in the period ending June 30, 2019), Tunstall Canyon Group $166,667 and the Greer Family Trust $144,000 (net of a $6,000 principal payment made in March 2018).

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

Effective May 10, 2018, the Company entered into employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. He is also entitled to certain additional stock grants based on the performance of the Company during the term of their employment. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans become available. The foregoing summary of the Mr. Jones employment agreements is qualified in its entirety by reference to the actual true and correct Employment Agreement, a copy of which is incorporated hereto as Exhibit 10.40.

Effective January 1, 2019, the Company entered into an employment agreement with Thomas Phillips, Vice President of Operations, reporting to the President of Greenway Innovative Energy, Inc., for a term of fifteen (15) months with compensation of $120,000 per year. Phillips is entitled to a no-cost grant of common stock on the effective date equal to 5,000,000 shares of the Company’s Rule 144 restricted Class A common stock, par value $.0001 per share, such shares to be issued at such time as the Company has the ability to issue such number of shares. Mr. Phillips has elected to waive such share issuance for an indefinite period. Mr. Phillips is also entitled to participate in the Company’s benefit plans, when such become available. The foregoing summary of the Phillips’ Employment Agreement is qualified in its entirety by reference to the actual true and correct employment agreement, a copy of which is incorporated hereto as Exhibit 10.53.

In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc. (“GIE”), the Company agreed to: (i) issue an additional 7,500,000 shares of restricted common stock when the first portable GTL unit is built and becomes operational, and, is capable of producing 2,000 barrels of diesel or jet fuel per day, and (ii) pay a 2% royalty on all gross production sales on each unit placed in production. In connection with a settlement agreement with the Greer Family Trust (‘Trust”), the successor owner of one of the two founders and prior owners of GIE on February 6, 2018, the Company exchanged Greer’s half of the 7,500,000 shares (3,750,000 shares) to be issued in the future, Greer’s half of the 2% royalty, a termination of Greer’s then current Employment Agreement and the Trust’s waiver of any future claims against the Company for any reason, for the issuance and delivery to the Trust of three million (3,000,000) restricted shares of the Company’s common stock, and a convertible Promissory Note for $150,000, the balance of which the Trust has notified the Company of its intention to convert. As a result, the remaining 3,750,000 shares are committed to be later issued under the original 2012 acquisition agreement at the point the technology has been deemed of commercial readiness to satisfy the terms of the acquisition agreement. A copy of the Settlement Agreement and Promissory Note is incorporated hereto as Exhibit 10.36.

Consulting Agreements

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

Greenway rents approximately 600 square feet of office space at 1521 North Cooper St., Suite 205, Arlington, Texas 76011, at a rate of $957 per month, under a one-year lease agreement, renewable annually.

Each September, the Company pays $11,600 in annual maintenance fees on its Arizona BLM mining leases, in addition to 10% royalties based on production, if any. There has been no production to date.

Legal

The Company was named as a co-defendant in an action brought against the Company and Mamaki Tea, Inc., alleging, among other things, that the Company was named as a co-guarantor on an $850,000 foreclosed note. On April 22, 2016, Greenway Technologies filed suit under Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison for breach of a Stock Purchase Agreement dated October 29, 2015, wherein the Company sold its shares in Mamaki to HBI for $700,000 (along with the assumption of certain debt). The Company maintained its guaranty on the original loan as a component of the sale transaction. The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016. On January 13, 2017, the parties executed a Settlement and Mutual Release Agreement (Agreement). However, the Defendants again defaulted in their payment obligations under this new Agreement. Curtis Borman and Lee Jennison were co-guarantors of the obligations of Mamaki and HBI. To secure their guaranties, each of Curtis Borman and Lee Jennsion posted 1,241,500 and 1,000,000 shares, respectively, of the Company. Under the Agreement, the shares were valued at $.20. Due to the default under the Agreement, these shares were returned to the Company’s treasury shares. Curtis Borman subsequently filed for bankruptcy and the property was liquidated for $600,000, applied against the prior loan amount, leaving a remaining guaranteed loan payment balance of approximately $700,000, including accrued interest and legal fees. The Company has been in negotiations with the note holders and having negotiated a tentative resolution, the terms of which are being drafted into a confidential settlement and release agreement between the parties, has accrued for the estimated expenses on the Company’s Balance Sheet as of June 30, 2019.

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

On September 7, 2018, Wildcat Consulting Group, LLC (“Wildcat”), a company controlled by a shareholder, filed suit against the Company alleging claims arising from a Consulting Agreement between the Parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On September 27, 2018, Wildcat filed a second suit against the Company alleging claims arising from a Promissory Note between the Parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On February 13, 2019, the Parties attended mediation which resulted in settlement discussions which resulted in a Rule 11 Agreement settling both disputes. Pursuant to the Rule 11 Agreement, the Parties have agreed to abate this case until the earlier of a default of the performance of the Rule 11 Agreement or October 30, 2019. The Rule 11 Agreement causes and allows the Parties time to draft and sign a Compromise Settlement and Mutual Release Agreement (“Settlement Agreement”), to make payments due on or before October 15, 2019, and to allow for the transfer of stock to effectuate the terms of the Rule 11 Agreement. As of the date of this report, the Company is in compliance with the Rule 11 Agreement, and the Parties have exchanged drafts of the Settlement Agreement to be completed before the abatement period ends. The material terms of the Rule 11 Agreement are as follows:

●	The Company will execute a new Promissory Note to replace the original Promissory Note, effective November 13, 2017, the effective date of the original note. The new Promissory Note has a maturity date of March 1, 2020 and provides for four equal payments of principal through such date, and accrued interest at 10% upon maturity.

●	The Company shall pay $300,000 in settlement of the prior Consulting Agreement in 60 installments of $5,000 each month, until paid in full. The $300,000 payable was accrued as of December 31, 2018, of which $20,000 has been paid through the period ending June 30, 2019.

●	The Parties agreed to amend the existing Overriding Royalty Agreement (“ORRI”) between the Company’s wholly owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”), increasing Wildcat’s royalties from .25% (1/4 of 1%) to .375% (3/8 of 1%).

●	The Company shall pay Wildcat’s legal fees related to these matters, capped at $60,000, in three installments of $20,000 on June 1, August 1, and October 1, 2019, of which $40,000 has been accrued for the period ending June 30, 2019.

●	The Company shall issue 1,500,000 restricted shares of its Class A common stock on or before October 15, 2019, in consideration of the Promissory Note, in exchange for extinguishment of all prior granted warrants and to complete the grant of 1,000,000 shares not received from a prior transaction. The expense for such share issuance has been accrued on the Company’s Balance Sheet for the period ending June 30, 2019.

Provided the Company timely performs through October 15, 2019, the Parties will file a Joint Motion for Dismissal and present Agreed Orders of Dismissal with prejudice for both lawsuits. A copy of the Rule 11 Agreement is incorporated hereto as Exhibit 10.52.

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

NOTE 11-SUBSEQUENT EVENTS

On July 19, 2019, the Company’s President, John Olynick sent the Board a letter of resignation, after notifying the Company in March 2019 that he was terminating his agreement by its terms, i.e, he stated that he cancelled the annual automatic extension provision, and was seeking to amend or enter into a new agreement under different terms and conditions. After the parties mutually agreed to extend his employment after the agreement’s end in May, the Company and Mr. Olynick were not able to agree on Mr. Olynick’s proposed changes and accepted his resignation. Mr. Olynick subsequently sent the Company notice for payment of deferred compensation due, requesting payment within 60-days after the end of his employment. While the Company doesn’t dispute the amount of deferred employment compensation owed to Mr. Olynick, the Company disputes Mr. Olynick’s interpretation of his employment agreement that such payment is due within 90-days of his voluntary resignation from the Company. The parties are in discussions to reach a mutually satisfactory resolution to this dispute. Subsequent to Mr. Olynick’s departure, the board of directors appointed Kent Harer, a current director of the Company, as acting President, while the Company undergoes a search for a new chief executive. Mr. Harer is taking no compensation for his executive duties.

On July 23, 2019, the Company announced that Mabert LLC, a company controlled by Greenway Director, Kevin Jones, which also acts as agent for the Company’s lenders, acquired INFRA Technology Group’s U.S. GTL plant and technology located in Wharton, Texas. Mabert purchased the entire 5.2-acre site, plant and equipment, including INFRA’s proprietary Fischer-Tropsch (“FT”) reactor system and operating license agreement. Greenway and Mabert have agreed in principal to enter into a joint venture whereby GWTI, Mabert and a third-party investment group will jointly fund and participate in plant operations going forward. The Company’s Board of Directors voted on July 19, 2019, to adopt the resolution affirming GWTI’s partnership in the new joint venture. The resolution’s vote was passed with approval from five of the six GWTI Directors, with Kevin Jones abstaining from the vote. The parties are currently working to complete the final joint venture structure and related operating participation agreements. As consideration for its interest in the joint venture, the Company is expected to provide a license to its patent-pending G-Reformer™ natural gas reforming technology and a G-Reformer unit. As the first GTL operating plant using Greenway’s proprietary technology and equipment, this facility is initially expected to yield a minimum of 75 barrels per day of gasoline and diesel fuels from converted natural gas. Greenway is also expected to contribute engineering and operations personnel to the joint venture, who will be responsible for integrating Greenway’s G-Reformer technology with the existing INFRA FT system.

On July 25, 2019, the Trustee for the Greer Family Trust (“Trust”) sent notice to the Company of their election to convert all unpaid principal and accrued interest due under that certain Promissory Note dated January 16, 2018 (the “Note”). Under the terms of the Note, the amount due is convertible by the Trust in its sole discretion into that number of shares of the Company’s common stock as is determined by dividing the total of such principal amount and accrued interest by seventy percent (70%) of the prior twenty (20) day average closing market price for the Company common stuck The principal amount of the Note at the date of conversion was $144,000, with accrued interest of $39,220. The conversion price as calculated according to the Note terms is $0.0469 per share, resulting in a conversion of the Note into 3,906,610 shares of the Company’s common stock. Instructions to the transfer agent for the issuance of such shares will be issued as soon as practicable by the Company.

On July 10, 2019, the Company executed a Promissory Note with a shareholder for $50,000, at 12-1/2% interest per annum, such note being incorporated by reference into and subject to the terms of that certain Mabert LLC as Agent Loan Agreement entered into by the Company on September 14, 2018. Mabert LLC is a Texas Limited Liability Company owned by a Director and shareholder, Kevin Jones and his wife Christine Early. As a cost of the note, the Company issued 100,000 shares of its Class A common stock at a market price of $0.06 per share for a total debt discount of $6,000, subject to standard Rule 144 restrictions.

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

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-Q.

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

According to industry research metrics, the market for GTL products accounted for $10.98 billion in 2017 and is expected to reach $22.89 billion by 2026, growing at a CAGR of 8.5%. Products created by this process include GTL Diesel, GTL Naphtha, GTL Other (e.g., lubricants), where GTL Diesel accounts for more than 68% of the market. Market share of these products has not changed significantly over the last four years. Increasing population across the globe have led to the increase in the power consumption. There is a high demand for clean natural gas liquids products (“NGL”) in the commercial sector, including as blend-stock for petrochemical plants and refineries, as well as in the automobile and packaging industries, among others. Due to their clean nature, NGL products have wide use as fuel in motor vehicles, furnaces for heating and cooking, and as a household energy source. Greenway’s focus is in the production of gasoline, diesel and Jet A fuels, a multi-billion-dollar market segment.

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

On June 26, 2019, the Company held its first annual shareholders meeting in Arlington, Texas. There were seven proposals presenting for stockholder vote, including to approve the Company’s slate of directors, to amend the Company’s Certificate of Formation (Articles) and Bylaws, as well as to ratify the Company’s then current independent public accounting audit firm, which passed by an overwhelming margin at the meeting. The Company’s Form 8-K filed on July 2, 2019 and which is incorporated herein by reference. On August 1, 2019, filed an amended 8-K/A, noting that due to a potential tabulation error, the Company is now in the process of determining the number of shares voted with respect to Proposal 2, which was to amend the Company’s certificate of formation to increase the number of authorized shares of capital stock of the Company, and Proposal 3, which was to amend the Company’s certificate of formation to permit the vote of the holders of the majority of shares entitled to vote on and represented in person or by proxy at a meeting of the shareholders at which a quorum is present, to be the action of the shareholders, including for fundamental actions. At this time, the Company has not completed its review and determination of the vote count and will report the final results at a later date.

Employees

As of August 19, 2019, we have five full-time employees, located in, or near our corporate offices in Arlington, Texas. Our acting President, Kent Harer, is a Director and takes no salary in his current executive role. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

The accompanying condensed consolidated financial statements to this Report on Form 10-Q have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2019, we have an accumulated deficit of $28,924,206. For the six-months ended June 30, 2019, we incurred a net loss of $2,105,622 and used $735,119 net cash for operating activities. As a pre-revenue entity, these factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources.

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

Three-months Ended June 30, 2019, Compared to Three-months Ended June 30, 2018.

Revenues. During the three-months ended June 30, 2019 and 2018, respectively, the Company had no revenues from operations. Management has determined a variety of ways to leverage the Company’s unique GTL technology to develop revenue opportunities and expects to generate revenue in the future.

Operating Expenses.

General and Administrative Expenses. During the three-months ended June 30, 2019, General and Administrative expenses decreased $108,649 to $434,417, as compared to $543,066 for the prior year three-months ended June 30, 2018. The decrease was primarily the result of a decrease use of consulting services in the period.

Research and Development Expenses. During the three-months ended June 30, 2019, Research and Development expenses increased to $284,857, as compared to $232,068 from the prior year three-months ended June 30, 2018. The increase was the result of activities related to the start of field testing and commercialization of the Company’s G-Reformer GTL unit.

Interest Expense. During the three-months ended June 30, 2019, interest expense increased to $87,822 as compared to interest expense of $18,181 from the prior year three-months ended June 30, 2018. The increase was primarily due to the increase in notes payable and amortization of debt discount during the period.

Derivative Adjustment. During the three-months ended June 30, 2019, the loss on derivative adjustment was $29,703 as compared to a gain of $18,199 for the prior year three-months ended June 30, 2018. The change was due to a change in the price per share changes related to a convertible note payable using the Black-Scholes Model for the period.

Net Loss. Our net loss increased to $1,506,674 for the three-months ended June 30, 2019 compared to a loss of $803,116 for the three-months ended June 30, 2018. The increase was primarily due to the increase in litigation settlement expenses for the period.

Six-months Ended June 30, 2019, Compared to Six-months Ended June 30, 2018.

Revenues. During the six-months ended June 30, 2019 and 2018, respectively, the Company had no revenues from operations. Management has determined a variety of ways to leverage the Company’s unique GTL technology to develop revenue opportunities and expects to generate revenue in the future.

Operating Expenses.

General and Administrative Expenses. During the six-months ended June 30, 2019, General and Administrative expenses decreased $50,881 to $760,926, as compared to $811,807 for the prior year six-months ended June 30, 2018. The decrease was primarily the result of a decrease use of consulting services in the period.

Research and Development Expenses. During the six-months ended June 30, 2019, Research and Development expenses decreased to $528,677, as compared to $541,283 from the prior year six-months ended June 30, 2018. The decrease was primarily due to a gain on certain prior accrued expenses related to the development of the Company’s G-Reformer unit.

Interest Expense. During the six-months ended June 30, 2019, interest expense increased to $163,221 as compared to interest expense of $34,236 from the prior year six-months ended June 30, 2018. The increase was primarily due to the increase in notes payable and amortization of debt discount during the period.

Derivative Adjustment. During the six-months ended June 30, 2019, the gain on derivative adjustment was $17,076 as compared to a gain of $37,587 for the prior year six-months ended June 30, 2018. The change was due to a change in the price per share changes related to a convertible note payable using the Black-Scholes Model for the period.

Net Loss. Our net loss increased to $2,105,622 for the six-months ended June 30, 2019 compared to a net loss of $1,377,739 for the six-months ended June 30, 2018. The increase in net loss was primarily due to the increase in litigation settlement expenses over the prior year six-month period.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. In the six-months ended June 30, 2019, our working capital deficit increased by $2,050,623 from 2018 year-end primarily as the result of increases in shareholder advances and notes payable of $529,199 and $550,500, respectively, over the same prior year period.

Operating activities

Net cash used for operating activities increased during the six-months ended June 30, 2019 to $735,119 from $655,947 for the six-months ended June 30, 2018, primarily due to the increase in accrued expenses to $1,271,587, as compared to $270,044 for the same period in the prior year.

Investing activities

We had no investing activities during the six-months ended June 30, 2019 and 2018.

Financing Activities

Net cash provided by financing activities was $829,199 for the six-months ended June 30, 2019, consisting primarily of the proceeds from loans made under the Mabert Loan Agreement totaling $325,000, and advances made directly to and on behalf of the Company totaling $529,199 by Kevin Jones, a director and related party. This is compared to cash primarily provided by sales of the Company’s Class A common stock of $602,500 for the six-months ended June 30, 2018.

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

Effective May 10, 2018, the Company entered into employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. He is also entitled to certain additional stock grants based on the performance of the Company during the term of their employment. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans, when such plans exist. The foregoing summary of the Mr. Jones employment agreements is qualified in its entirety by reference to the actual true and correct Employment Agreement, a copy of which is incorporated hereto as Exhibit 10.40.

Effective January 1, 2019, the Company entered into an employment agreement with Thomas Phillips, Vice President of Operations, reporting to the President of Greenway Innovative Energy, Inc., for a term of fifteen (15) months with compensation of $120,000 per year. Phillips is entitled to a no-cost grant of common stock on the effective date equal to 5,000,000 shares of the Company’s Rule 144 restricted Class A common stock, par value $.0001 per share, such shares to be issued at such time as the Company has the ability to issue such number of shares. also entitled to certain additional stock grants based on the performance of the Company during the term of their employment. Phillips is also entitled to participate in the Company’s benefit plans, when such become available. The foregoing summary of the Phillips Employment Agreements is qualified in its entirety by reference to the actual true and correct employment agreements, a copy of which is incorporated hereto as Exhibit 10.53.

In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc. (“GIE”), the Company agreed to: (i) issue an additional 7,500,000 shares of restricted common stock when the first portable GTL unit is built and becomes operational, and, is capable of producing 2,000 barrels of diesel or jet fuel per day, and (ii) pay a 2% royalty on all gross production sales on each unit placed in production. In connection with a settlement agreement with the Greer Family Trust (‘Trust”), the successor owner of one of the two founders and prior owners of GIE on February 6, 2018, the Company exchanged Greer’s half of the 7,500,000 shares (3,750,000 shares) to be issued in the future, Greer’s half of the 2% royalty, a termination of Greer’s then current Employment Agreement and the Trust’s waiver of any future claims against the Company for any reason, for the issuance and delivery to the Trust of three million (3,000,000) restricted shares of the Company’s common stock, and a Promissory Note for $150,000. As a result, only 3,750,000 shares are committed to be later issued under the original 2012 acquisition agreement. A copy of the Settlement Agreement and Promissory Note is incorporated hereto as Exhibit 10.36.

Consulting Agreements

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

●

The Company shall pay Wildcat’s legal fees related to these matters, capped at $60,000, in three installments of $20,000 on June 1, August 1, and October 1, 2019, of which $40,000 has been accrued for the period ending June 30, 2019.

●	The Company shall issue 1,500,000 restricted shares of its Class A common stock on or before October 15, 2019, in consideration of the Promissory Note, in exchange for extinguishment of all prior granted warrants and to complete the grant of 1,000,000 shares not received from a prior transaction. The expense for such share issuance has been accrued on the Company’s Balance Sheet for the period ending June 30, 2019.

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

Recently Issued Accounting Pronouncements

In September 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to Greenway Technologies’ current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). We adopted this pronouncement as of January 1, 2019.

FASB’s new lease accounting standard (Accounting Standards Update No. 2016-02, Leases (Topic 842)), as provided by FASB in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, whereby the Company would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, will be applied to any new leases entered into by the Company where this standard would otherwise apply. The Company does not have any lease agreements where such lease accounting standards would apply.

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

In June 2019, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of June 30, 2019, our internal control over financial reporting was ineffective.

We have identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2019:

Greenway Technologies has inadequate segregation of duties within its cash disbursement control design.

For the period ending June 30, 2019, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company was named as a co-defendant in an action brought against the Company and Mamaki Tea, Inc., alleging, among other things, that the Company was named as a co-guarantor on an $850,000 foreclosed note. On April 22, 2016, Greenway Technologies filed suit under Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison for breach of a Stock Purchase Agreement dated October 29, 2015, wherein the Company sold its shares in Mamaki to HBI for $700,000 (along with the assumption of certain debt). The Company maintained its guaranty on the original loan as a component of the sale transaction. The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016. On January 13, 2017, the parties executed a Settlement and Mutual Release Agreement (Agreement). However, the Defendants again defaulted in their payment obligations under this new Agreement. Curtis Borman and Lee Jennison were co-guarantors of the obligations of Mamaki and HBI. To secure their guaranties, each of Curtis Borman and Lee Jennsion posted 1,241,500 and 1,000,000 shares, respectively, of the Company. Under the Agreement, the shares were valued at $.20. Due to the default under the Agreement, these shares were returned to the Company’s treasury shares. Curtis Borman subsequently filed for bankruptcy and the property was liquidated for $600,000, applied against the prior loan amount, leaving a remaining guaranteed loan payment balance of approximately $700,000, including accrued interest and legal fees. The Company has been in negotiations with the note holders and having negotiated a tentative resolution, the terms of which are being drafted into a confidential settlement and release agreement between the parties, has accrued for the estimated expenses on the Company’s Balance Sheet as of June 30, 2019.

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

On September 7, 2018, Wildcat Consulting Group, LLC (“Wildcat”), a company controlled by a shareholder, filed suit against the Company alleging claims arising from a Consulting Agreement between the Parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On September 27, 2018, Wildcat filed a second suit against the Company alleging claims arising from a Promissory Note between the Parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On February 13, 2019, the Parties attended mediation which resulted in settlement discussions which resulted in a Rule 11 Agreement settling both disputes. Pursuant to the Rule 11 Agreement, the Parties have agreed to abate this case until the earlier of a default of the performance of the Rule 11 Agreement or October 30, 2019. The Rule 11 Agreement causes and allows the Parties time to draft and sign a Compromise Settlement and Mutual Release Agreement (“Settlement Agreement”), to make payments due on or before October 15, 2019, and to allow for the transfer of stock to effectuate the terms of the Rule 11 Agreement. As of the date of this report, the Company is in compliance with the Rule 11 Agreement, and the Parties have exchanged drafts of the Settlement Agreement to be completed before the abatement period ends. The material terms of the Rule 11 Agreement are as follows:

●	The Company will execute a new Promissory Note to replace the original Promissory Note, effective November 13, 2017, the effective date of the original note. The new Promissory Note has a maturity date of March 1, 2020 and provides for four equal payments of principal through such date, and accrued interest at 10% upon maturity.

●	The Company shall pay $300,000 in settlement of the prior Consulting Agreement in 60 installments of $5,000 each month, until paid in full. The $300,000 payable was accrued as of December 31, 2018, of which $20,000 was paid through the period ending June 30, 2019.

●	The Parties agreed to amend the existing Overriding Royalty Agreement (“ORRI”) between the Company’s wholly owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”), increasing Wildcat’s royalties from .25% (1/4 of 1%) to .375% (3/8 of 1%).

●	The Company shall pay Wildcat’s legal fees related to these matters, capped at $60,000, in three installments of $20,000 on June 1, August 1, and October 1, 2019, of which $40,000 has been accrued for the period ending June 30, 2019.

●	The Company shall issue 1,500,000 restricted shares of its Class A common stock on or before October 15, 2019, in consideration of the Promissory Note, in exchange for extinguishment of all prior granted warrants and to complete the grant of 1,000,000 shares not received from a prior transaction. The expense for such share issuance has been accrued on the Company’s Balance Sheet for the period ending June 30, 2019.

Provided the Company timely performs through October 15, 2019, the Parties will file a Joint Motion for Dismissal and present Agreed Orders of Dismissal with prejudice for both lawsuits. A copy of the Rule 11 Agreement is incorporated hereto as Exhibit 10.52.

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

As of June 30, 2019, the Company owns United States Patents Nos. 8,574,501 B1 and 8,795,597 B2 covering its mobile GTL conversion technology for the purpose of converting natural gas to clean synthetic fuels. In the United States, a patent’s term may be up to 21 years if the earliest claimed filing date is that of a provisional application. Other legal provisions may, however, shorten or lengthen a patent’s term. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent. Alternatively, a patent’s term may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

We are dependent on a limited number of key executives, consultants and equipment fabricators, the loss of any of which could negatively impact our business.

Our business is led by current Director and acting President, Kent Harer, and our Chief Financial Officer, Ransom Jones. Our engineering efforts are led by Thomas Phillips. In addition, we plan to continue to use outside consultants to support and perform the engineering and production work on our GTL technology. In that regard we have a Sponsored Research Agreement with UTA and have contracted manufacturing production with a heavy equipment fabricator in Texas.

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

We have a substantial amount of indebtedness, which requires significant interest payments. As of June 30, 2019, we had $7,147,309 of total liabilities, including total notes payable of $1,574,418 (net of debt discounts of $90,118), bearing average cash interest of 17.8% per year when current and 18% default interest if loans are not current.

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

During the six-month period ended June 30, 2019, we issued 1,866,667 shares of restricted common stock to 3 individuals through the exercise of warrants priced at $0.01/share and direct shares paid as incentive fees related to Promissory Notes the Company entered in 2018 and 2019.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Identification of Exhibit
2.1**	Combination Agreement executed as of August 18, 2009, between Dynalyst Manufacturing Corporation and Universal Media Corporation, filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.1**	Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on March 13, 2002, filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.2**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on June 7, 2006, filed as Exhibit 3.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.3**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on August 28, 2009, changing the corporate name to Universal Media Corporation, filed as Exhibit 3.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.4**	Articles of Amendment of Articles of Incorporation of Universal Media Corporation filed with the Secretary of State of Texas on March 23, 2011, changing the corporate name to UMED Holdings, Inc., filed as Exhibit 3.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.5**	Articles of Amendment of Certificate of Formation of UMED Holdings, Inc. filed with the Secretary of State of Texas on June 23, 2017, changing the corporate name to Greenway Technologies, Inc., filed as Exhibit 3.1 to the registrant’s Form 8-K/A on July 20, 2017, Commission File Number 000-55030.
3.6**	Bylaws of Dynalyst Manufacturing Corporation, filed as Exhibit 3.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.7**	Articles of Incorporation of Greenway Innovative Energy, Inc. filed with the Secretary of State of Nevada on July 6, 2012, filed as Exhibit 3.7 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.8**	Bylaws of Greenway Innovative Energy, Inc., filed as Exhibit 3.8 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.1**	Code of Ethics for Senior Financial Officers, filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.2**	Purchase Agreement dated as of May 1, 2012, between Universal Media Corporation and Mamaki Tea & Extract, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.3**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.4**	Second Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.5**	Purchase Agreement dated August 29th, 2012, between Universal Media Corporation and Greenway Innovative Energy, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.6**	Purchase Agreement dated as of February 23, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.7**	Asset Purchase Agreement dated as of October 2, 2011, between Jet Regulators, L.C., R/T Jet Tech, L.P. and UMED Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.

10.8**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Kevin Bentley, filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.9**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. Randy Moseley, filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.10**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Richard Halden, filed as Exhibit 10.11 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.11**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Raymond Wright, filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.12**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Conrad Greer, filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.13**	Consulting Agreement dated May 27, 2011, between UMED Holdings, Inc. and Jabez Capital Group, LLC, filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.14**	Promissory Note in the amount of $850,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Southwest Capital Funding, Ltd., filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.15**	Modification of Note and Liens effective as of October 1, 2012, between Southwest Capital Funding, Ltd. and Mamaki Tea, Inc., filed as Exhibit 10.16 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.16**	Second Modification of Note and Liens effective as of December 20, 2012, between Southwest Capital Funding, Ltd., Mamaki Tea, Inc., and Mamaki of Hawaii, Inc., filed as Exhibit 10.17 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.17**	Promissory Note in the amount of $150,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Robert R. Romer, filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.18**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.20**	Promissory Note in the amount of $158,000 dated September 18, 2014, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.20 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.21**	Warrant dated September 18, 2014, for $47,400 worth of UMED Holdings, Inc. shares issued to Tonaquint, Inc., filed as Exhibit 10.21 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

10.22**	Office Lease Agreement dated October 2015, between UMED Holdings, Inc. and The Atrium Remains the Same, LLC, filed as Exhibit 10.22 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.23**	Warrant dated October 31, 2015, for 4,000,000 shares issued to Norman T. Reynolds, Esq, filed as Exhibit 10.23 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.24**	Promissory Note in the amount of $36,000 dated March 8, 2016, executed by UMED Holdings, Inc. payable to Peter C. Wilson, filed as Exhibit 10.24 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.25**	Convertible Promissory Note in the amount of $224,000 dated May 4, 2016, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.25 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.26**	Severance and Release Agreement by and between UMED Holdings, Inc. and Randy Moseley dated November 11, 2016, filed as Exhibit 10.26 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.27**	Settlement and Mutual Release Agreement dated January 13, 2017, executed by UMED Holdings, Inc. in connection with Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison, filed as Exhibit 10.27 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.28**	Warrant dated February 1, 2017, for 2,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.28 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.29**	Warrant dated February 1, 2017, for 4,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.29 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.30**	Severance and Release Agreement by and between UMED Holdings, Inc. and Richard Halden dated February 1, 2017, filed as Exhibit 10.30 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.31**	Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, LLC, and UMED Holdings, Inc., filed as Exhibit 10.31 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.32**	Consulting Agreement by and between the registrant and Chisos Equity Consultants, LLC, as amended on February 16, 2018, and March 19, 2018, filed as Exhibit 10.1 to the registrant’s Form 8-K, on March 21, 2018, Commission File Number 000-55030.
10.33**	Promissory Note in the amount of $100,000 dated November 13, 2017, executed by Greenway Technologies, Inc. payable to Wildcat Consulting Group LLC.
10.34**	Subordinated Convertible Promissory Note in the amount of $166,667 dated December 20, 2017, executed by Greenway Technologies, Inc. payable to Tunstall Canyon Group LLC.

10.35**	Warrant dated November 30, 2017 for 1,000,000 shares issued to MTG Holdings, LTD
10.36**	Greer Family Trust Promissory Note and Settlement. filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.37**	Warrant dated January 8, 2018 for 4,000,000 shares issued to Kent Harer.
10.38**	Settlement agreement by and between Greenway Technologies, Inc. and Tonaquint, Inc. dated April 9, 2018.
10.39**	Employment agreement with John Olynick, as President, dated May 10, 2018.
10.40**	Employment agreement with Ransom Jones, as Chief Financial Officer, Secretary and Treasurer, dated May 10, 2018.
10.41**	Consulting Agreement with Gary L. Ragsdale, Ph.D., P.E.
10.42**	Consulting Agreement with John Olynick
10.43**	Consulting Agreement with Marl Zoellers
10.44**	Consulting Agreement with Paul Alfano dba Alfano Consulting Services
10.45**	Consulting Agreement with Peter Hauser
10.46**	Consulting Agreement with William Campbell
10.47**	Consulting Agreement with Ryan Turner
10.48**	Amendment on July 30, 2014 to that certain Employment Agreement with Raymond Wright dated August 29, 2012
10.49**	Mabert LLC as Agent Loan Agreement dated September 14, 2018
10.50**	Mabert LLC as Agent Security Agreement dated September 14, 2018
10.51**	Texas UCC-1 filed by Mabert LLC as Agent on October 11, 2018, ending October 10, 2023
10.52**	Rule 11 Agreement, dated March 6, 2019, pursuant to a mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.53**	Employment agreement with Thomas Phillips, as Vice President of Operations, dated April 1, 2019.
31.1*	Certification of John Olynick, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of John Olynick, President and Ransom Jones, Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: August 19, 2019.

	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

