Form 10-Q
period 2019-09-30
GREENWAY TECHNOLOGIES INC
filed 2019-11-19
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019

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

As of November 19, 2019, Greenway Technologies, Inc. had outstanding 296,815,547 shares of our Class A common stock and no outstanding shares of its Class B common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash	$19,576	$73,211
Prepaid expenses	14,612	-
Receivable - related party	131,120	-
Total Current Assets	165,308	73,211
Fixed assets
Property & equipment	4,015	4,015
Less depreciation	4,015	4,015
Total fixed assets	-	-
Other assets
Advance to Dynalyst, net of reserve $15,000	-	15,000
Total Other Assets
Total Assets	$165,308	$88,211

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$881,356	$738,845
Advances - related parties	-	1,100
Accrued management fees	1,301,964	2,032,102
Accrued expenses	682,657	734,833
Accrued expenses - related parties	1,204,389	118,334
Legal settlement expenses	20,000	-
Accrued interest payable	160,014	-
Notes payable and convertible notes payable	216,667	410,667
Notes payable - related parties (Net of debt discount of $140,038 and $90,619 respectively)	1,723,960	638,250
Derivative liability – convertible notes	-	103,476
Total Current Liabilities	6,191,007	4,777,607
Long Term Liabilities
Notes Payable - Southwest Capital	525,000	-
Total Long Term Liabilities	525,000	-
Total Liabilities	$6,716,007	$4,777,607

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Common Class A stock 300,000,000 shares authorized, par value $0.0001, 296,815,547 and 286,703,915 outstanding at September 30, 2019 and December 31, 2018, respectively	30,170	29,101
Additional paid-in capital	22,862,359	22,100,087
Subscription Receivable - Warrants	(7,668)	-
Accumulated deficit	(29,435,460)	(26,818,584)
Total Stockholders’ Deficit	(6,550,699)	(4,689,396)
Total Liabilities & Stockholders’ Deficit	$165,308	$88,211

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations

For the three months and nine months ended September 30, 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-
Expenses
General and administrative	339,507	219,574	1,100,433	1,031,381
Research and development	(87,357)	75,000	441,320	616,283
Total Expense	252,150	294,574	1,541,753	1,647,664

Operating loss	(252,150)	(294,574)	(1,541,753)	(1,647,664)

Other income (expenses)
Gain / (loss) on change in fair value of derivative	(81,975)	(56,168)	(64,899)	(18,581)
Interest income / (expense)	(121,449)	5,476	(284,669)	(28,760)
Settlement expense - loan agreement	39,220	-	39,220	(208,000)
Net gain on settlement of debt	-	-	-	180,000
Settlement income / (expense)	(95,000)	210,000	(765,000)	210,000
Other Miscellaneous Income	-	-	125	-
Total other income / (expense)	(259,204)	159,308	(1,075,223)	134,659

Loss before income taxes	(511,354)	(135,266)	(2,616,976)	(1,513,005)
Provision for income taxes	-	-	-	-
Net loss	$(511,354)	$(135,266)	$(2,616,976)	$(1,513,005)

Net loss per share
Basic and diluted net loss per shares	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares Outstanding
Basic and diluted	288,855,344	286,703,915	288,607,408	286,478,655

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Consolidated Statement of Stockholders’ Deficit
For the three months and nine months ended September 30, 2019
(Unaudited)

Nine months ended September 30, 2019 (Unaudited)
	Common Stock, par value $0.0001		Additional
	Number of shares	Amount	paid-in capital	Subscription Receivable	Accumulated deficit	Total

Balance, December 31, 2018	286,703,915	$29,101	$22,100,087	$-	$(26,818,584)	$(4,689,396)
Shares issued for Warrant conversions	766,667	76	7,592	(7,668)	-	-
Net loss for the three months ended March 31, 2019				-	(598,948)	(598,948)
Balance, March 31, 2019 (Unaudited)	287,470,582	$29,177	$22,107,679	$(7,668)	$(27,417,532)	$(5,288,344)

Adjustment for incorrectly reported shares	(581,905)	-	-	-	-	-
Shares issued for Promissory Note Fees	1,100,000	110	54,890	-	-	55,000
Net loss for the three months ended June 30, 2019					(1,506,674)	(1,506,674)
Balance, June 30, 2019 (Unaudited)	287,988,677	$29,287	$22,162,569	$(7,668)	$(28,924,206)	(6,740,018)

Shares issued for Promissory Note Fees (1,070,260 shares not issued in the period reported)	1,170,260	117	88,181	-	-	88,298
Shares issued for Loan Conversion (3,906,610 shares not issued in the period reported)	3,906,610	391	311,984	-	-	312,375
Shares issued in Legal Settlements (2,500,000 shares not issued in the period reported)	2,500,000	250	199,750	-	-	200,000
Shares issued for Private Placement (1,250,000 shares not issued in the period reported)	1,250,000	125	99,875	-	-	100,000
Net loss for the three months ended September 30, 2019					(511,354)	(511,354)
Balance, September 30, 2019 (Unaudited)	296,815,547	$30,170	$22,862,359	$(7,668)	$(29,435,460)	$6,550,699

Nine months ended September 30, 2018 (Unaudited)
	Common Stock, par value $0.0001		Additional
	Number of shares	Amount	paid-in capital	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2017	287,681,826	$28,771	$20,782,630	$-	$(23,623,602)	$(2,812,201)
Shares issued from stock sales to accredited investors	4,810,253	478	536,022	-	-	536,500
Shares issued to settle shareholder obligations	3,000,000	300	329,700	-	-	330,000
Shares returned and cancelled for settlement	(11,763,164)	(1,163)	1,163	-	-	-
Net loss for the three months ended March 31, 2018					(574,623)	(574,623)
Balance, March 31, 2018 (Unaudited)	283,728,915	$28,386	$21,649,515	$-	$(24,198,225)	$(2,520,324)

Shares issued from stock sales to accredited investors	875,000	$56	$65,944	$-	$-	$66,000
Shares issued for settlement	1,600,000	160	207,840	-	-	208,000
Shares issued for Compensation	500,000	50	29,950	-	-	30,000
Net loss for the three months ended June 30, 2018					(803,116)	(803,116)
Balance, June 30, 2018 (Unaudited)	286,703,915	$28,652	$21,953,249	$-	$(25,001,341)	$(3,019,440)

Equity features imbedded in debt issues	-	-	$36,667.00	$-	$-	$36,667
Net loss for the three months ended September 30, 2018					(135,265)	(135,265)
Balance, September 30, 2018 (Unaudited)	286,703,915	$28,652	$21,989,916	$-	$(25,136,606)	(3,118,038)

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2019 and 2018
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(2,616,976)	$(1,513,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivatives	64,899	(58,797)
Amortization of debt discount	93,879	69,585
Legal settlements	745,000	-
Accrued management fees	-	(40,000)
Bad debt expense (Dynalyst)	15,000	-
Changes in operating assets and liabilities:
Prepaid expense	(14,612)	157,500
Accrued expenses	462,655	-
Accounts payable	142,511	(44,918)
Net Cash Used in Operating Activities	(1,107,644)	(1,429,635)

Cash flows from investing activities:
Receivable - related parties	(131,120)	-
Net Cash Used in Investing Activities	(131,120)	-

Cash Flows from Financing Activities
Repayment of shareholder advances	-	(50,741)
Proceeds from Notes Payable - related parties	1,135,130	100,000
Payments on other notes payable	(50,000)	(8,500)
Proceeds from sale of common stock	100,000	1,207,168
Stockholder advances	-	129,438
Net Cash Provided by Financing Activities	1,185,130	1,377,365

Net (Decrease) Increase in Cash	(53,634)	(52,270)
Cash Beginning of Period	73,210	91,518
Cash End of Period	$19,576	$39,248

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$41,952	$-
Cash Paid during the period for taxes	$-	$-
Non-Cash investing and financing activities
Shares issued to settle shareholder obligations	$-	$538,000
Issuance of common stock to settle accrued expenses	$-	$30,000
Subscription receivables - warrants	$(7,668)	$-
Shares issued for promissory note fees	$143,298	$-
Loan conversion (fair value of shares issued: $312,375)	$183,220	$-
Equity features embedded in debt issued	-	36,667
Shares issued for settlement of accrued legal settlements	$200,000	$-

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Greenway’s GTL Technology

In August 2012, Greenway Technologies acquired 100% of Greenway Innovative Energy, Inc. (“GIE”) which owns patents and trade secrets for a proprietary technology to convert natural gas into synthesis gas (“syngas”). Based on its breakthrough process called Fractional Thermal Oxidation™ (“FTO”), the Company believes that the G-Reformer, combined with conventional Fischer-Tropsch (“FT”) processes, offers an economical and scalable method to converting natural gas to liquid fuel. On February 15, 2013, GIE filed for its first patent. On November 4, 2013, GIE filed for a second patent covering other unique aspects of the design. Subsequently, the Company received Patent Nos. 8,574,501 B1 and 8,795,597 B2 covering the GTL conversion technology for the purpose of converting natural gas to clean synthetic fuels. The Company has identified several other areas in its technology and has and is filing for multiple additional patents.

On June 26, 2017, Greenway and research partner, The University of Texas at Arlington (“UTA”), announced that they had successfully demonstrated Greenway’s GTL technology at the Company sponsored Conrad Greer Laboratory at UTA, proving the viability of the science behind the technology.

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

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2019. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Greenway and its wholly owned subsidiaries. All significant inter-company accounts and transactions were eliminated in consolidation.

The accompanying unaudited consolidated financial statements include the accounts of the following entities:

Name of Entity	%	Entity	Incorporation	Relationship
Greenway Technologies, Inc.		Corporation	Texas	Parent
Universal Media Corporation	100%	Corporation	Wyoming	Subsidiary
Greenway Innovative Energy, Inc.	100%	Corporation	Nevada	Subsidiary
Logistix Technology Systems, Inc.	100%	Corporation	Texas	Subsidiary

Greenway’s investments in unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities (“VIE”) in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method.

Going Concern Uncertainties

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of September 30, 2019, we have an accumulated deficit of $29,435,460. For the nine-months ended September 30, 2019, we had no revenue, generated a net loss of $2,616,976 and used cash of $1,107,644 for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to continue to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

The accompanying unaudited consolidated financial statements do not include any adjustment to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement to form OPM Green Energy, LLC. The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 45% interest in OPMGE. The Company evaluated its interest in OPMGE and determined that the Company does not control OPMGE. The Company accounts for its interest in OPMGE via the equity method of accounting. At September 30, 2019, OPMGE had no income statement activity. As noted in Note 9, the Company maintains a related party receivable from OPMGE related to capital expenditures. The Company expects to fully recover the receivable once OPMGE operations ramp up in 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents. There were no cash equivalents at September 30, 2019, or December 31, 2018. Unless otherwise indicated, all references to “dollars” in this Form 10-Q are to U.S. dollars.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. Shares issuable upon the exercise of warrants (11,499,226), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (9,476,870) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

Description	Level 1	Level 2	Level 3
September 30, 2019 Derivative Liabilities	$-	$-	$-
December 31, 2018 Derivative Liabilities	$-	$-	$103,476

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

The change in the notes payable derivative liabilities at fair value for the nine-month period ended September 30, 2019, is as follows:

	FairValue	Change in	New Convertible		Fair Value
	January 1, 2019	Fair Value	Notes	Conversions	September 30, 2019

Derivative Liabilities	$(103,476)	$64,899	$-	$168,375	$-

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

At September 30, 2019, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit. There are no uninsured balances as of September 30, 2019.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company generated a net credit in research and development expenses of $87,357, after adjusting for an over-accrual of $120,000 in anticipated contract research expenses from the University of Texas at Arlington (this was originally treated prospectively as a change in estimate), and incurred expenses of $75,000 for the three months ended September 30, 2019 and 2018, respectively, and for the nine months ended September 30, 2019 and 2018, $441,320 and $616,283, respectively.

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

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	September 30, 2019	December 31, 2018
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	$0

Depreciation expense was $0 for the nine months ended September 30, 2019 and 2018.

NOTE 5 – TERM NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Term notes payable, including notes payable to related parties consisted of the following at September 30, 2019 and December 31, 2018 respectively:

	September 30, 2019	December 31, 2018

Secured notes payable at 18% per annum related to the Mabert LLC as Agent Loan Agreement dated September 14, 2018 for up to $1,500,000, shown net of debt discount of $140,038 and $90,619 (1)	$1,723,960	$638,250
Unsecured note payable at 10% per annum dated November 13, 2017 to a corporation, with an amended due date of March 1, 2020	50,000	100,000
Unsecured note payable at 4.5% per annum dated December 28, 2017 to a corporation, payable in two parts on January 8, 2018 and 2019 (2)	166,667	166,667
Unsecured convertible note payable at 4.0% per annum dated January 16, 2018 to a trust, payable January 16, 2020 (3)	0	144,000
Total term notes (net of discounts)	$1,940,627	$1,048,917

(1) On September 14, 2018, the Company entered into a loan agreement with a private company, Mabert LLC, acting as Agent for various private lenders (the “Loan Agreement”) for the purpose of funding working capital and general corporate expenses up to $1,500,000, subsequently amended to a maximum of $5,000,000. Mabert LLC is a Texas limited liability company, owned by Director and stockholder, Kevin Jones, and his wife Christine Early (for each and all references herein forward, “Mabert”). Under the Loan Agreement, Mabert has loaned gross loan proceeds of $1,863,998 (excluding debt discount of $140,038) through September 30, 2019, and through which Mr. Jones, and his wife provided $528,868 through December 31, 2018. The loan is fully secured, Mabert having filed a UCC-1 with the State of Texas. The Loan Agreement, Security Agreement and UCC-1 filing are incorporated by reference as Exhibits 10.48–10.50. For each Promissory Note loan made under the Loan Agreement, as a cost to each note, the Company agreed to issue warrants and/or stock for Class A common stock valued at $0.01 per share on an initial one-time basis at 3.67:1 and subsequently on a 2:1 basis for each dollar borrowed. For the period ended September 30, 2019, the Company issued an additional 1,170,260 shares of Class A common stock, as compared to the Company having issued 1,624,404 warrants as of December 31, 2018. Of these warrants, 766,667 were converted to common stock in January 2019, with 857,737 warrants remaining outstanding related to the 2018 issuance. Pursuant to ACS 470, the fair value attributable to a discount on the debt is $140,038 for the period ended September 30, 2019, and $90,619 for the year ended 2018; this amount is amortized to interest expense on a straight-line basis over the terms of the loans.

On April 30, 2019, the Company executed a Promissory Note under the Loan Agreement with a shareholder for $25,000, at 18% interest per annum. As a cost of the note, the Company issued 50,000 shares of its Class A common stock at a market price of $0.05 per share for a total debt discount of $2,500, subject to standard Rule 144 restrictions.

On April 30, 2019, the Company executed a Promissory Note under the Loan Agreement with a financial institution for $225,000, at 18% interest per annum, advanced and guaranteed by Kevin Jones, a Director and shareholder. As a cost of the note, the Company issued 450,000 shares of its Class A common stock at a market price of $0.05 per share for a total debt discount of $22,500, subject to standard Rule 144 restrictions.

On May 31, 2019, the Company executed a Promissory Note under the Loan Agreement with a shareholder for $300,000, at 18% interest per annum. As a cost of the note, the Company issued 600,000 shares of its Class A common stock at a market price of $0.05 per share for a total debt discount of $30,000, subject to standard Rule 144 restrictions.

On June 10, 2019, the Company executed a Promissory Note under the Loan Agreement with a shareholder for $50,000, at 12.5% interest per annum. As a cost of the note, the Company issued 100,000 shares of its Class A common stock at a market price of $0.055 per share for a total debt discount of $5,666, subject to standard Rule 144 restrictions.

On August 4, 2019, the Company executed a Promissory Note under the Loan Agreement with a shareholder for $30,000, at 10% interest per annum. As a cost of the note, the Company issued 60,000 shares of its Class A common stock at a market price of $0.093 per share for a total debt discount of $5,578, subject to standard Rule 144 restrictions.

On September 30, 2019, the Company executed a Promissory Note under the Loan Agreement with Kevin Jones, a Director and shareholder for $505,130, at 18% interest per annum. As a cost of the note, the Company issued 1,010,260 shares of its Class A common stock at a market price of $0.076 per share for a total debt discount of $77,054, subject to standard Rule 144 restrictions.

(2) On December 20, 2018, the Company issued a convertible promissory note for $166,667, payable by December 20, 2020. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 below.

(3) On January 16, 2018, the Company issued a convertible promissory note for $150,000, prior shown net a $6,000 principal payment at $144,000. This loan was in default for breach of payment during the period ending June 30, 2019. By its terms, the interest payable increased to 18% per annum on April 1, 2018. On July 24, 2019, the holder noticed the Company of its intent to convert and the note was converted to 3,906,610 shares of Class A common stock. See: Note 6 below.

NOTE 6 – 2018 CONVERTIBLE PROMISSORY NOTES

The Company issued a $166,667 convertible promissory note bearing interest at 4.50% per annum to an accredited investor, payable in equal installments of $6,000 commencing February 1, 2018 plus interest at rate of 4% per annum on December 20, 2018 and $80,000 plus accrued interest on December 20, 2019. The holder has the right to convert the note into common stock of the Company at a conversion price of $0.08 per share for each one dollar of cash payment which may be due, (which would be 1,083,333 shares for the $86,667 payment and 1,000,000 shares for the $80,000 payment). As of December 20, 2018, a material event of default occurred for breach of payment. The holder has the right but has not noticed the Company of its intent to convert. See Note 5 above.

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

The Company issued a $150,000 convertible promissory note January 16, 2018 bearing interest at 4.50% per annum to an accredited investor, the Greer Family Trust (“Trust”), payable in equal installments of $6,000 plus accrued interest until the principal and accrued interest are paid in full. The note provided the Trust a right to convert the note into common stock of the Company at a conversion price of equal to seventy percent (70%) of the prior twenty (20) days average closing market price of the Company’s common stock. As of April 1, 2018, only one $6,000 payment had been made, creating a material event of default. At which time, the default interest rate became 18%. The Company accrued such default interest since the default.

On July 25, 2019, a Trustee for the Trust sent notice to the Company of their election to convert all unpaid principal and accrued interest of $183,220 due under the note. The conversion price as calculated according to the note’s terms is $0.0469 per share, resulting in a conversion of the Note and accrued interest into 3,906,610 shares of the Company’s common stock. Instructions to the transfer agent for the issuance of such shares shall be issued as soon as practicable by the Company.

The Company evaluated the terms of the original convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The discount related to the beneficial conversion feature on the note was valued at $58,494 based on the difference between the fair value of the 1,578,947 convertible shares at the valuation date and the $150,000 note value. The discount related to the beneficial conversion feature was being amortized over the term of the debt. The discount related to the beneficial conversion feature on the note was valued using the Black-Scholes Model. During the year ended December 31, 2018, the remaining discount was fully amortized. The derivative liability for this note at July 25, 2019 and December 31, 2018 was $168,375 and $103,476 respectively, calculated as described in Note 3 under the Black-Scholes Model parameters shown below.

	July 25, 2019	Commitment Date
Expected dividends	0%	0%
Expected volatility	253.27%	261.71%
Expected term: conversion feature	1 year	1 year
Risk free interest rate	2.08%	1.76%

Due to the conversion of the convertible note on July 25, 2019, the Company wrote off the prior total $103,476 derivative liability as of the conversion date, recording a $81,975 and $64,899 loss in the fair value of a derivative for the three and nine months ended September 2019, respectively. See Note 5.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at for the periods ended:

	September 30, 2019	December 31, 2018

Accrued consulting fees	$427,018	$328,157
Accrued consulting expense	249,500	356,078
Miscellaneous expense	6,139	-
Total accrued expenses	$682,657	$734,833

NOTE 8 – CAPITAL STRUCTURE

The Company is currently authorized to issue 300,000,000 shares of Class A common stock with a par value of $.0001 per share and 20,000,000 shares of Class B stock with a par value of $.0001 per share. Each common stock share has one voting right and the right to dividends, if and when declared by the Board of Directors.

The Company has filed under Rule 14a-101 a PRE14A Schedule proxy and notice for a Special Shareholders Meeting to be held December 11, 2019 in Arlington, Texas. There are several proposals requesting shareholder vote. Proposal 1 seeks shareholder approval of an amendment to the Company’s certificate of formation (“Certificate”) to increase the number of authorized shares of Class A Shares of the Company, par value $0.0001 per share (“Class A Shares”), from 300,000,000 to 500,000,000, (such amendment, “Amendment No. 1”);

Proposal 2 seeks the approval of an amendment to the Certificate to change the name of the Company’s Class A Shares from “Class A” to “common stock” (“Common Stock”). The Common Stock would have the same par value $0.0001 per share, designations, powers, privileges, rights, qualifications, limitations, and restrictions as the current Class A Shares (such amendment, “Amendment No. 2”);

Proposal 3 seeks the approval of an amendment to the Certificate to eliminate Class B Shares of the Company, par value $0.0001 per share (the “Class B Shares”), as a class of capital stock of the Company (such amendment, “Amendment No. 3”). See Note 11 – Subsequent Events.

Class A Common Stock

At September 30, 2019, there were 296,815,547 total shares of class A common stock outstanding, including 9,126,870 shares not issued in the period reported.

During the three-months ended September 30, 2019, the Company: issued a net new 8,826,870 shares of restricted class A common stock, including 3,906,610 shares for a loan conversion at $0.047 per share (see Note 5 herein above), and to: three (3) individuals at a total 1,170,260 shares for $88,298 in loan origination fees; one (1) individual in a private placement of 1,250,000 shares at $0.08 per share and 2,500,000 shares valued at $200,000 to two (2) business entities related to legal settlements.

During the three-months ended June 30, 2019, the Company: issued 1,100,000 shares of restricted class A common stock to two (2) individuals as consideration for loan origination fees. The Company also updated and corrected its stockholder records generating a net decrease in common stock outstanding of 581,905 shares.

During the three-months ended March 31, 2019, the Company: issued 766,667 shares of restricted class A common stock to three (3) individuals holding warrants for 366,667, 200,000 and 200,000 shares respectively, priced at $0.01/converted share.

At December 31, 2018, there were 286,703,915 shares of Class A commons stock outstanding.

Class B Stock

At September 30, 2019 and December 31, 2018 respectively, there were no shares of class B stock issued and outstanding.

Stock options, warrants and other rights

At September 30, 2019 and December 31, 2018, the Company has not adopted any employee stock option plans.

As of September 30, 2019, the Company had total warrants issued and outstanding of 11,499,226, with current expiration periods of less than one to fifteen years.

On October 1, 2015, the Company issued 4,000,000 warrants for legal work. The warrants are exercisable at $0.20 per share for a period of five years from the date of issue. The Company valued the warrants as of December 31, 2015, at $386,549 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 189%, expected conversion term of 4.75 years and risk-free interest rate of 1.75%. These warrants were not exercised before September 30, 2019 and have expired by their terms on October 1, 2019.

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

In conjunction with the Mabert LLC Loan Agreement described herein above, the Company issued a combined total of 1,624,404 warrants at a purchase price of $0.01 per share for fifteen (15) years in the year ending December 31, 2018. In the third quarter ending September 30, 2018, the Company issued 366,667 warrants. In the fourth quarter, the Company issued 1,257,737 warrants, including 1,057,737 warrants to Kevin Jones, a director, and his spouse for loans they each separately made totaling $428,868 and $100,000 respectively, and 200,000 warrants to a third-party lender. All such warrants, excluding Mr. Jones’ 857,737 remaining warrants were converted to common stock in January 2019.

There were 641,489 warrants issued to various unaccounted individuals prior to 2014 that are all believed to have fifteen-year expirations. The Company is attempting to determine the ownership for each of the prior warrant grants and will adjust its outstanding warrants accordingly at yearend 2019.

NOTE 9 - RELATED PARTY TRANSACTIONS

Kevin Jones, a director and greater than 5% shareholder, made net advances to the Company in the amount of $505,130 through the three months ending September 30, 2019, converted to a renewable one-year Promissory Note, at 18% interest-only for the first year. See Note 5.

After approval during a properly called special meeting of the board of directors, on September 14, 2018 Mabert, LLC, a Texas Limited Liability Company owned by a director and stockholder, Kevin Jones and his wife Christine Early, as an Agent for various private lenders including themselves, entered into a loan agreement (“Loan Agreement”) for the purpose of funding working capital and general corporate expenses for the Company of up to $1,500,000, which was subsequently amended to provide up to $5,000,000. The Company bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones as an Interested Director did not vote on this transaction. Since the inception of the Loan Agreement through September 30, 2019, a total of $1,863,998 (n.i. debt discount of $140,038 as described in Note 5 – Term Notes Payable and Notes Payable Related Parties herein above) has been loaned to the Company by six shareholders, including Mr. Jones. See Note 5.

Through Mabert, Mr. Jones along with his wife and his company have loaned $1,258,998, and four other shareholders have loaned the balance. These loans are secured by the assets of the Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the loan agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by the Agent for these Shareholders. The actions of the Company in case of default can only be determined by the Shareholders. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the loan agreement. Mabert did not nor will it receive compensation for its work as an agent for the lenders.

In the three months ending September 2019, the Company advanced $131,120 to OPM Green Energy LLC (“OPMGE”), an affiliate that, as reported on Form 8-K on August 29, 2019, Entry into a Material Definitive Agreement, the Company now owns a non-consolidating forty-five (45%) joint venture interest, for expenses related to operating the OPMGE GTL plant located in Wharton, Texas. The amount advanced was booked as a related party receivable by the Company and expects to fully recover the receivable from OPMGE as it ramps up its operations in 2020.

Through September, 2019, other shareholders have made loans to the Company in the amount of $416,667, including Wildcat Consulting $100,000 (since paid down to $50,000 through the period ending September 30, 2019), Tunstall Canyon Group $166,667 and the Greer Family Trust $150,000 (for which one $6,000 principal payment was made in March 2018, and converted to stock on July 25, 2019).

NOTE 10 – COMMITMENTS and CONTINGENCIES

Employment Agreements

In August 2012, the Company entered into an employment agreement with Ray Wright, president of Greenway Innovative Energy, Inc., now chairman of the board for a term of 5 years with compensation of $90,000 per year. In July 2014, the president’s employment agreement was amended to increase his annual pay to $180,000. By its terms, the employment agreement automatically renewed on August 12, 2019 for a successive one-year period.

Effective May 10, 2018, the Company entered into employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. He is also entitled to certain additional stock grants based on the performance of the Company during the term of their employment. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans become available. The foregoing summary of the Mr. Jones employment agreements is qualified in its entirety by reference to the actual true and correct Employment Agreement, a copy of which is incorporated by reference as Exhibit 10.40.

Effective January 1, 2019, the Company entered into an employment agreement with Thomas Phillips, Vice President of Operations, reporting to the President of Greenway Innovative Energy, Inc., for a term of fifteen (15) months with compensation of $120,000 per year. Phillips is entitled to a no-cost grant of common stock on the effective date equal to 5,000,000 shares of the Company’s Rule 144 restricted Class A common stock, par value $.0001 per share, such shares to be issued at such time as the Company has the ability to issue such number of shares pursuant to approval by two-thirds of the Company’s shareholders at a duly call meeting of the shareholders, the next meeting scheduled for December 11, 2019. Mr. Phillips has elected to waive such share issuance for an indefinite period, or until such increase in the Company’s authorized shares allows for the issuance of such shares. Mr. Phillips is also entitled to participate in the Company’s benefit plans, when such become available. The foregoing summary of the Phillips’ Employment Agreement is qualified in its entirety by reference to the actual true and correct employment agreement, a copy of which is incorporated by reference as Exhibit 10.53.

In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc. (“GIE”), the Company agreed to: (i) issue an additional 7,500,000 shares of restricted common stock when the first portable GTL unit is built and becomes operational, and, is capable of producing 2,000 barrels of diesel or jet fuel per day, and (ii) pay a 2% royalty on all gross production sales on each unit placed in production. In connection with a settlement agreement with the Greer Family Trust (‘Trust”), the successor owner of one of the two founders and prior owners of GIE on February 6, 2018, the Company exchanged Greer’s half of the 7,500,000 shares (3,750,000 shares) to be issued in the future, Greer’s half of the 2% royalty, a termination of Greer’s then current Employment Agreement and the Trust’s waiver of any future claims against the Company for any reason, for the issuance and delivery to the Trust of three million (3,000,000) restricted shares of the Company’s common stock, and a convertible Promissory Note for $150,000, the balance of which the Trust has notified the Company of its intention to convert. As a result, the remaining 3,750,000 shares are committed to be later issued under the original 2012 acquisition agreement at the point the technology has been deemed of commercial readiness to satisfy the terms of the acquisition agreement. A copy of the Settlement Agreement and Promissory Note is incorporated by reference as Exhibit 10.36.

Consulting Agreements

On July 10, 2017, the Company entered into a one-year consulting agreement with an individual, Ryan Turner, to provide business development services, including but not limited to enhanced digital marketing, assistance with shareholder communications and help in establishing industry relationships. Terms included monthly payments of $5,000 per month, plus approved expenses. After the first twelve-month initial term, the agreement is automatically renewable for successive twelve-month terms, unless otherwise terminated with written notice by the parties, and has been subsequently renewed until July 10, 2020.

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

Greenway rents approximately 600 square feet of office space at 1521 North Cooper St., Suite 205, Arlington, Texas 76011, at a rate of $957 per month, under a one-year lease agreement, renewable for successive one-year terms in the Company’s sole discretion.

Each September, the Company pays $11,600 in annual maintenance fees on its Arizona BLM mining leases, under one-year lease agreements, renewable for successive one-year terms in the Company’s sole discretion in addition. These leases provide for 10% royalties based on production, if any. There has been no production to date.

Legal Matters

The Company was named as a co-defendant in an action brought against the Company and Mamaki Tea, Inc., alleging, among other things, that the Company was named as a co-guarantor on an $850,000 foreclosed note. On April 22, 2016, Greenway Technologies filed suit under Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison for breach of a Stock Purchase Agreement dated October 29, 2015, wherein the Company sold its shares in Mamaki to HBI for $700,000 (along with the assumption of certain debt). The Company maintained its guaranty on the original loan as a component of the sale transaction. The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016. On January 13, 2017, the parties executed a Settlement and Mutual Release Agreement (Agreement). However, the Defendants again defaulted in their payment obligations under this new Agreement. Curtis Borman and Lee Jennison were co-guarantors of the obligations of Mamaki and HBI. To secure their guaranties, each of Curtis Borman and Lee Jennsion posted 1,241,500 and 1,000,000 shares, respectively, of the Company. Under the Agreement, the shares were valued at $.20. Due to the default under the Agreement, these shares were returned to the Company’s treasury shares. Curtis Borman subsequently filed for bankruptcy and the property was liquidated for $600,000, applied against the prior loan amount, leaving a remaining guaranteed loan payment balance of approximately $700,000, including accrued interest and legal fees. The parties entered into a Settlement Agreement providing 1,000,000 shares of Class A common stock subject to standard Rule 144 restrictions, and a three (3) year Promissory Note for $525,000 to settle all claims (recorded in Long Term Liabilities), with copies of the Settlement Agreement and Promissory Note filed by the Company on Form 8-K on October 1, 2019, and a copy of which is incorporated herein as Exhibit 10.54.

On April 9, 2018, the Company and Tonaquint, Inc. agreed to settle on Tonaquint’s exercise of a warrant option with a one-time issuance from Greenway Technologies of 1,600,000 shares of our common stock subject to a weekly leak out restriction equal to the greater of $10,000.00 and 8% of the weekly trading volume. Such issuance of stock was completed in connection with a legal opinion pursuant to Rule 144.

On September 7, 2018, Wildcat Consulting Group, LLC (“Wildcat”), a company controlled by a shareholder, Marshall Gleason, filed suit against the Company alleging claims arising from a Consulting Agreement between the Parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On September 27, 2018, Wildcat filed a second suit against the Company alleging claims arising from a Promissory Note between the Parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On February 13, 2019, the Parties attended mediation which resulted in settlement discussions which resulted in a Rule 11 Agreement settling both disputes. Pursuant to the Rule 11 Agreement, the Parties have agreed to abate this case until the earlier of a default of the performance of the Rule 11 Agreement or October 30, 2019. The Rule 11 Agreement causes and allows the Parties time to draft and sign a Compromise Settlement and Mutual Release Agreement (“Settlement Agreement”), to make payments due on or before October 15, 2019, and to allow for the transfer of stock to effectuate the terms of the Rule 11 Agreement. As of the date of this report, the Company is in compliance with the Rule 11 Agreement, and the Parties have exchanged drafts of the Settlement Agreement to be completed before the abatement period ends. The material terms of the Rule 11 Agreement are as follows:

●	The Company will execute a new Promissory Note to replace the original Promissory Note, effective November 13, 2017, the effective date of the original note. The new Promissory Note has a maturity date of March 1, 2020 and provides for four equal payments of principal through such date, and accrued interest at 10% upon maturity.

●	The Company shall pay $300,000 in settlement of the prior Consulting Agreement in 60 installments of $5,000 each month, until paid in full. The $300,000 payable was accrued as of December 31, 2018, of which $35,000 has been paid through the period ending September 30, 2019.

●	The Parties agreed to amend the existing Overriding Royalty Agreement (“ORRI”) between the Company’s wholly owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”), increasing Wildcat’s royalties from .25% (1/4 of 1%) to .375% (3/8 of 1%).

●	The Company shall pay Wildcat’s legal fees related to these matters, capped at $60,000, in three installments of $20,000 on June 1, August 1, and October 1, 2019, of which $20,000 has been accrued for the period ending September 30,2019.

●	The Company shall issue 1,500,000 restricted shares of its Class A common stock on or before October 15, 2019, in consideration of the Promissory Note, in exchange for extinguishment of all prior granted warrants and to complete the grant of 1,000,000 shares not received from a prior transaction.

The Rule 11 Agreement provided that if the Company timely performs through October 15, 2019, the Parties will file a Joint Motion for Dismissal and present Agreed Orders of Dismissal with prejudice for both lawsuits. A copy of the Rule 11 Agreement is incorporated by reference as Exhibit 10.52.

The Company has performed in all regards under the Rule 11 Agreement, including issuance of the 1,500,000 restricted shares, and is currently waiting for Mr. Gleason to sign the Settlement Agreement. The expense for such share issuance was accrued on the Company’s Balance Sheet for the period ending September 30, 2019 and increased by $45,000 based upon the actual value of the shares on the date of issuance. [See Note 11: Subsequent Events]

The parties’ respective counsels have mutually agreed to extend the original October 15, 2019 settlement date until at least the end of the year while the parties wait for Mr. Gleason’s signature. Provided Gleason does not sign the Settlement Agreement, which further provides for the Motion for Dismissal and Agreed Orders of Dismissal with prejudice for both lawsuits, Greenway is confident in its defenses and intends to once again vigorously defend its interests.

On March 13, 2019, Chisos Equity Consultants, LLC (“Chisos”), a company controlled by a dissident shareholder, Richard Halden, filed suit against the Company alleging claims arising from a consulting agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. The Company answered the lawsuit and asserted a number of affirmative defenses. Over the last several months, the parties have been in negotiations to abate or dismiss the lawsuit and have effectively stayed the proceedings for the reporting period. Provided the parties cannot reach agreement to abate or dismiss the lawsuit, Greenway is confident in its defenses and intends to vigorously defend its interests.

On March 13, 2019, Richard Halden (“Halden”), a dissident shareholder in his capacity as an individual, filed suit against the Company alleging claims arising from a confidential severance and release agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. The Company answered the lawsuit and asserted a number of affirmative defenses. Over the last several months, the parties have been in negotiations to abate or dismiss the lawsuit and have effectively stayed the proceedings for the reporting period. Provided the parties cannot reach agreement to abate or dismiss the lawsuit, Greenway is confident in its defenses and intends to vigorously defend its interests.

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

NOTE 11-SUBSEQUENT EVENTS

On October 15, 2019, the Company issued 1,500,000 shares of its Class A common stock to satisfy its obligations to Wildcat Consulting under the Rule 11 Agreement entered into by the parties on March 6, 2019. The cost of these shares was accrued and accounted for during the nine months ended September 30, 2019. The shares issued are being held in escrow by the Company’s legal counsel, to be delivered to Wildcat Consulting at such time as its principal, Mr. Marshall Gleason signs the Settlement Agreement. Provided Gleason does not sign the Settlement Agreement, Greenway is confident in its defenses and intends to once again vigorously defend its interests.

On October 19, 2019 the Company was served with a lawsuit by Norman Reynolds, a prior engaged counsel to the Company. The suit was filed in Harris County District Court, Houston, Texas, asserting claims for unpaid fees of $90,377.50, while fully reserved, the total of which Greenway vigorously disputes. Greenway has asserted counterclaims based upon alleged conflicts of interest, breaches of fiduciary duty and violations of the Texas Deceptive Trade Practices Act (“DTPA”). Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims.

On November 8, 2019, the Company filed under Rule 14a-101 a PRE14A Schedule proxy and notice for a Special Shareholders Meeting to be held December 11, 2019 in Arlington, Texas. There are four proposals presented requesting an affirmative shareholder vote.

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

Greenway is currently evaluating strategic alternatives that include the following: (i) entering into a joint venture or partnership with an existing oil and gas producer or refiner to exploit the Company’s patented technology, (ii) licensing or selling rights to the technology, (iii) raising additional equity capital or (iv) entering into or issuing debt instruments. This process is ongoing and can be lengthy and has inherent costs and risks. There can be no assurance that the exploration of strategic alternatives will result in any specific action to alleviate our next twelve (12) months working capital needs or result in any other transaction.

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

Subsequently, the Company reported on Form 8-K on August 29, 2019, entry into a material definitive agreement whereby Greenway Technologies, Inc., a Texas corporation (the “Company”) entered into a joint venture with Mabert, Tom Phillips, an individual and vice president of operations and chief engineer for the Company, and OPM Green Energy, LLC, a Texas limited liability company (“OPMGE”), together with the Company, Mabert, and Phillips (altogether the “Members”). To facilitate the joint venture, the Members formed OPMGE pursuant to a Limited Liability Company Agreement of OPM Green Energy, LLC, dated August 23, 2019 (the “Agreement”), by and among the Members. Kevin Jones, a director of the Company, will serve as the sole manager of OPMGE. The related agreements are incorporated herein as Exhibits 10.55-10.57. As the first GTL operating plant using Greenway’s proprietary technology and equipment, the OPMGE facility is initially expected to yield a minimum of 75-100 barrels per day of gasoline and diesel fuels from converted natural gas.

The Company’s Board of Directors voted on July 19, 2019, to adopt the resolution affirming GWTI’s partnership in the new joint venture. The resolution’s vote was passed with approval from four of the six GWTI Directors, with Kevin Jones and Ransom Jones abstaining from the vote.

The Company believes that its proprietary G-Reformer is a major innovation in gas reforming and GTL technology in general. Initial tests have demonstrated that the Company’s solution is superior to legacy technologies which are costly, have a larger footprint and cannot be easily deployed at field sites to process associated gas, stranded gas, coal-bed methane, vented gas, or flared gas, all markets the Company seeks to service. The new plant is anticipated to prove out the economics for the Company’s technology and GTL processes.

This proprietary technology is also unique in that it allows for transportable GTL plants with a much smaller footprint when compared to legacy large-scale technologies. The Company believes its technologies and processes will allow for several GTL plants to be built with substantially lower up-front and ongoing costs resulting in more profitable results for O&G operators. Greenway is now working to commercialize both its G-Reformer and its GTL solutions and is in discussions with a number of oil and gas companies, smaller oil and gas operators and other interested parties to license and obtain joint venture or other forms of capital funding to build its first complete gas-to-liquid plant.

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

On June 26, 2019, the Company held its first annual shareholders meeting in Arlington, Texas. There were seven proposals presented for stockholder vote, including to approve the Company’s slate of directors, to amend the Company’s Certificate of Formation (Articles) and Bylaws, as well as to ratify the Company’s then current independent public accounting audit firm, which passed by an overwhelming margin at the meeting. The Company’s Form 8-K was filed on July 2, 2019 and which is incorporated herein by reference. On August 1, 2019, the Company filed an 8-K/A, noting that due to a potential tabulation error, they Company was reviewing the results for Proposals 1 - 4. As a result, and to resolve such potential errors, the Company has called for a Special Shareholders Meeting to be held December 11, 2019 in Arlington, Texas. Detailed information about each of the Proposals and the related proxy voting instructions can be found in the Schedule DEF14A filed with the SEC on November 18, 2019.

Employees

As of August 19, 2019, we have four full-time employees, located in, or near our corporate offices in Arlington, Texas. Our acting President, Kent Harer, is a Director and takes no salary in his current executive role. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

The accompanying condensed consolidated financial statements to this Report on Form 10-Q have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2019, we have an accumulated deficit of $29,435,460. For the nine-months ended September 30, 2019, we incurred a net loss of $2,616,976 and used $1,107,644 net cash for operating activities. As a pre-revenue entity, these factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources.

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

Three-months ended September 30, 2019, compared to Three-months ended September 30, 2018.

Revenues. During the three-months ended September 30, 2019 and 2018, respectively, the Company had no revenues from operations. Management has determined a variety of ways to leverage the Company’s unique GTL technology to develop revenue opportunities and expects to generate revenue in the future.

Operating Expenses.

General and Administrative Expenses. During the three-months ended September 30, 2019, General and Administrative expenses increased $119,933 to $339,507, as compared to $219,574 for the prior year three-months ended September 30, 2018. The increase was primarily the result of increased settlement expenses, related legal fees and accrued compensation in the period.

Research and Development Expenses. During the three-months ended September 30, 2019, Research and Development expenses decreased $162,357, resulting in a gain of $87,357, as compared to $75,000 in the prior year three-months ended September 30, 2018. The recognized gain was primarily due to the reversal of certain prior accrued expenses related to research agreement credits from the University of Texas at Arlington and related development of the Company’s G-Reformer unit.

Interest Expense. During the three-months ended September 30, 2019, interest expense increased to $121,449 as compared to interest income of $5,476 in the prior year three-months ended September 30, 2018. The increase was primarily due to the increase in total notes payable executed during the period.

Derivative Adjustment. During the three-months ended September 30, 2019, the loss on the fair value of derivatives was $81,975 as compared to a loss of $56,168 for the prior year three-months ended September 30, 2018. The change was due to a change in the price per share changes related to a convertible note payable using the Black-Scholes Model for the period, and the conversion of the related last remaining convertible note requiring a derivative calculation in July 2019.

Net Loss. Our net loss increased to $511,354 for the three-months ended September 30, 2019 compared to a loss of $135,266 for the three-months ended September 30, 2018. The increase was primarily due to the increase in the loss in the fair value of a derivative and interest and settlement expenses versus one-time settlement income of $210,000 in the prior period.

Nine-months ended September 30, 2019, compared to Nine-months ended September 30, 2018.

Revenues. During the nine-months ended September 30, 2019 and 2018, respectively, the Company had no revenues from operations. Management has determined a variety of ways to leverage the Company’s unique GTL technology to develop revenue opportunities and expects to generate revenue in the future.

Operating Expenses.

General and Administrative Expenses. During the nine-months ended September 30, 2019, General and Administrative expenses increased $69,052 to $1,100,433, as compared to $1,031,381 for the prior year nine-months ended September 30, 2018. The increase was primarily the result of increased settlement expenses, related legal fees and accrued compensation through the period.

Research and Development Expenses. During the nine-months ended September 30, 2019, Research and Development expenses decreased $174,963 to $441,320, as compared to $616,283 from the prior year nine-months ended September 30, 2018. The decrease was primarily due to a gain on the reversal of prior accrued expenses related to certain research agreement credits from the University of Texas at Arlington and related development of the Company’s G-Reformer unit.

Interest Expense. During the nine-months ended September 30, 2019, interest expense increased $255,9090 to $284,669 as compared to interest expense of $28,760 from the prior year nine-months ended September 30, 2018. The increase was primarily due to the increase in total notes payable executed by the Company during the period.

Derivative Adjustment. During the nine-months ended September 30, 2019, the loss on derivative adjustment was $64,899 as compared to a loss of $18,581 for the prior year nine-months ended September 30, 2018. The change was due to a change in the price per share changes related to a convertible note payable using the Black-Scholes Model for the period, and the conversion of the Company’s last remaining convertible note requiring a derivative calculation in July 2019.

Net Loss. Our net loss increased to $2,616,976 for the nine-months ended September 30, 2019 compared to a net loss of $1,513,005 for the nine-months ended September 30, 2018. The increase in net loss was primarily due to the increase in settlement expenses, interest expense and accrued compensation over the prior year nine-month period.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. In the nine-months ended September 30, 2019, our working capital deficit increased by $1,336,303 from year-end 2018 primarily as the result of increases in related party notes payable and accrued expenses of $1,085,710 and $1,085,055, respectively, offset by a reclass reduction in accrued management fees of $730,138 from the 2018 year-end accruals.

Operating activities

Net cash used for operating activities decreased during the nine-months ended September 30, 2019 to $1,107,644 from $1,429,635 for the nine-months ended September 30, 2018, primarily due to the increase in accrued expenses of $462,655 and legal settlements of $745,000, as compared to $0 for the same period in the prior year.

Investing activities

The Company advanced $131,121 to the OPMGE joint venture during the three months ended September 30, 2019 for certain operating expenses and initial capital costs associated with the opening of the Wharton, Texas GTL plant. The amount advanced was booked as a related party receivable by the Company, which expects to fully recover the receivable from OPMGE as it ramps up its operations in 2020.We had no investing activities during the nine-months ended September 30, 2018.

Financing Activities

Net cash provided by financing activities was $1,185,130 for the nine-months ended September 30, 2019, consisting primarily of the proceeds from new loans made under the Mabert Loan Agreement totaling $1,135,130, including loans totaling $730,130 in the period by Director and shareholder, Kevin Jones and his wife, Christine Earley, a related party. This is compared to cash primarily provided by sales of the Company’s Class A common stock of $1,207168 for the nine-months ended September 30, 2018.

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

Effective May 10, 2018, the Company entered into employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. He is also entitled to certain additional stock grants based on the performance of the Company during the term of their employment. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans, when such plans exist. The foregoing summary of the Mr. Jones employment agreements is qualified in its entirety by reference to the actual true and correct Employment Agreement, a copy of which is incorporated by reference as Exhibit 10.40.

Effective January 1, 2019, the Company entered into an employment agreement with Thomas Phillips, Vice President of Operations, reporting to the President of Greenway Innovative Energy, Inc., for a term of fifteen (15) months with compensation of $120,000 per year. Phillips is entitled to a no-cost grant of common stock on the effective date equal to 5,000,000 shares of the Company’s Rule 144 restricted Class A common stock, par value $.0001 per share, such shares to be issued at such time as the Company has the ability to issue such number of shares. also entitled to certain additional stock grants based on the performance of the Company during the term of their employment. Phillips is also entitled to participate in the Company’s benefit plans, when such become available. The foregoing summary of the Phillips Employment Agreements is qualified in its entirety by reference to the actual true and correct employment agreements, a copy of which is incorporated by reference as Exhibit 10.53.

Consulting Agreements

On July 10, 2017, the Company entered into a one-year consulting agreement with an individual, Ryan Turner, to provide business development services, including but not limited to enhanced digital marketing, assistance with shareholder communications and help in establishing industry relationships. Terms included monthly payments of $5,000 per month, plus approved expenses. After the first twelve-month initial term, the agreement is automatically renewable for successive twelve-month terms, unless otherwise terminated with written notice by the parties, and has been subsequently renewed until July 10, 2020.

On November 28, 2017, the Company entered into a three-year consulting agreement with Chisos Equity Consultants, LLC for public relations, consulting and corporate communications services. The initial payment was 1,800,000 shares of the Company’s restricted common stock. Additional payments were to be made upon the Company’s common stock reaching certain price points over an extended period. Due to a breach of the Agreement by Chisos, on June 22, 2018, the Board of Directors of the Company voted to terminate the Agreement. Based on the termination, all warrants to purchase the Company’s common stock were cancelled. The Company is currently in litigation over such termination action. See Note 10 – Legal Matters.

On September 7, 2018, Wildcat Consulting Group, LLC (“Wildcat”), a company controlled by a shareholder, Marshall Gleason, filed suit against the Company alleging claims arising from a Consulting Agreement between the Parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On March 6, 2019, the Parties entered into a Rule 11 Agreement settling both disputes. Pursuant to the Rule 11 Agreement, the Parties agreed to abate this case until the earlier of a default of the performance of the Rule 11 Agreement or October 30, 2019. The Rule 11 Agreement provided that if the Company timely performs through October 15, 2019, the Parties will file a Joint Motion for Dismissal and present Agreed Orders of Dismissal with prejudice for both lawsuits. A copy of the Rule 11 Agreement is incorporated by reference as Exhibit 10.52.

The Company has performed in all regards under the Rule 11 Agreement and is currently waiting for Mr. Gleason to sign the Settlement Agreement. The parties’ respective counsels have mutually agreed to extend the original October 15, 2019 settlement date until at least the end of the year while the parties wait for Mr. Gleason’s signature. Provided Gleason does not sign the Settlement Agreement, which further provides for the Motion for Dismissal and Agreed Orders of Dismissal with prejudice for both lawsuits, Greenway is confident in its defenses and intends once again to vigorously defend its interests. See Note 10 – Legal Matters.

Other

In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc. (“GIE”), the Company agreed to: (i) issue an additional 7,500,000 shares of restricted common stock when the first portable GTL unit is built and becomes operational, and, is capable of producing 2,000 barrels of diesel or jet fuel per day, and (ii) pay a 2% royalty on all gross production sales on each unit placed in production. In connection with a settlement agreement with the Greer Family Trust (‘Trust”), the successor owner of one of the two founders and prior owners of GIE on February 6, 2018, the Company exchanged Greer’s half of the 7,500,000 shares (3,750,000 shares) to be issued in the future, Greer’s half of the 2% royalty, a termination of Greer’s then current Employment Agreement and the Trust’s waiver of any future claims against the Company for any reason, for the issuance and delivery to the Trust of three million (3,000,000) restricted shares of the Company’s common stock, and a Promissory Note for $150,000. As a result, only 3,750,000 shares are committed to be later issued under the original 2012 acquisition agreement. A copy of the Settlement Agreement and Promissory Note is incorporated by reference as Exhibit 10.36.

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

FASB’s new lease accounting standard (Accounting Standards Update No. 2016-02, Leases (Topic 842), as provided by FASB in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, whereby the Company would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, will be applied to any new leases entered into by the Company where this standard would otherwise apply. The Company does not have any lease agreements where such lease accounting standards would apply.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by Rule12b-2 of the Securities Exchange Act of 1934 and Item 10(f)(1) of Regulation S-K, we are not required to provide information requested by this item.

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

In September 2019, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of September 30, 2019, our internal control over financial reporting was ineffective.

We have identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2019:

Greenway Technologies has inadequate segregation of duties within its cash disbursement control design.

For the period ending September 30, 2019, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The nature of all legal proceedings we are involved in is discussed in ‘Note 10. Commitments – Legal Matters’ and ‘Note 11- Subsequent Events’ to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

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

As of September 30, 2019, the Company owns United States Patents Nos. 8,574,501 B1 and 8,795,597 B2 covering its mobile GTL conversion technology for the purpose of converting natural gas to clean synthetic fuels. In the United States, a patent’s term may be up to 21 years if the earliest claimed filing date is that of a provisional application. Other legal provisions may, however, shorten or lengthen a patent’s term. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent. Alternatively, a patent’s term may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

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

We have a substantial amount of indebtedness, which requires significant interest payments. As of September 30, 2019, we had $6,716,007 of total liabilities, including total notes payable of $2,465,627 (net of debt discounts of $140,038), bearing average cash interest of 17.8% per year when current and 18% default interest if loans are not current.

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

During the nine-month period ended September 30, 2019, we issued a book total of 10,693,537 shares of the Company’s Class A common stock, including 3,036,927 shares of restricted common stock to six (6) individuals for costs related to Promissory Notes the Company executed in 2019; 3,906,610 shares related to the conversion of a loan, 2,500,000 shares related to legal settlements and 1,250,00 through a private sale.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Identification of Exhibit
2.1**	Combination Agreement executed as of August 18, 2009, between Dynalyst Manufacturing Corporation and Universal Media Corporation, filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.1**	Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on March 13, 2002, filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.2**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on June 7, 2006, filed as Exhibit 3.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.3**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on August 28, 2009, changing the corporate name to Universal Media Corporation, filed as Exhibit 3.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.4**	Articles of Amendment of Articles of Incorporation of Universal Media Corporation filed with the Secretary of State of Texas on March 23, 2011, changing the corporate name to UMED Holdings, Inc., filed as Exhibit 3.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.5**	Articles of Amendment of Certificate of Formation of UMED Holdings, Inc. filed with the Secretary of State of Texas on June 23, 2017, changing the corporate name to Greenway Technologies, Inc., filed as Exhibit 3.1 to the registrant’s Form 8-K/A on July 20, 2017, Commission File Number 000-55030.
3.6**	Bylaws of Dynalyst Manufacturing Corporation, filed as Exhibit 3.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.7**	Articles of Incorporation of Greenway Innovative Energy, Inc. filed with the Secretary of State of Nevada on July 6, 2012, filed as Exhibit 3.7 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.8**	Bylaws of Greenway Innovative Energy, Inc., filed as Exhibit 3.8 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

10.1**	Code of Ethics for Senior Financial Officers, filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.2**	Purchase Agreement dated as of May 1, 2012, between Universal Media Corporation and Mamaki Tea & Extract, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.3**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.4**	Second Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.5**	Purchase Agreement dated August 29th, 2012, between Universal Media Corporation and Greenway Innovative Energy, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.6**	Purchase Agreement dated as of February 23, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.7**	Asset Purchase Agreement dated as of October 2, 2011, between Jet Regulators, L.C., R/T Jet Tech, L.P. and UMED Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.8**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Kevin Bentley, filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.9**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. Randy Moseley, filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.10**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Richard Halden, filed as Exhibit 10.11 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.11**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Raymond Wright, filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.12**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Conrad Greer, filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.13**	Consulting Agreement dated May 27, 2011, between UMED Holdings, Inc. and Jabez Capital Group, LLC, filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.

10.14**	Promissory Note in the amount of $850,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Southwest Capital Funding, Ltd., filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.15**	Modification of Note and Liens effective as of October 1, 2012, between Southwest Capital Funding, Ltd. and Mamaki Tea, Inc., filed as Exhibit 10.16 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.16**	Second Modification of Note and Liens effective as of December 20, 2012, between Southwest Capital Funding, Ltd., Mamaki Tea, Inc., and Mamaki of Hawaii, Inc., filed as Exhibit 10.17 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.17**	Promissory Note in the amount of $150,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Robert R. Romer, filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.18**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.20**	Promissory Note in the amount of $158,000 dated September 18, 2014, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.20 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.21**	Warrant dated September 18, 2014, for $47,400 worth of UMED Holdings, Inc. shares issued to Tonaquint, Inc., filed as Exhibit 10.21 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.22**	Office Lease Agreement dated October 2015, between UMED Holdings, Inc. and The Atrium Remains the Same, LLC, filed as Exhibit 10.22 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.23**	Warrant dated October 31, 2015, for 4,000,000 shares issued to Norman T. Reynolds, Esq, filed as Exhibit 10.23 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.24**	Promissory Note in the amount of $36,000 dated March 8, 2016, executed by UMED Holdings, Inc. payable to Peter C. Wilson, filed as Exhibit 10.24 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.25**	Convertible Promissory Note in the amount of $224,000 dated May 4, 2016, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.25 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.26**	Severance and Release Agreement by and between UMED Holdings, Inc. and Randy Moseley dated November 11, 2016, filed as Exhibit 10.26 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

10.27**	Settlement and Mutual Release Agreement dated January 13, 2017, executed by UMED Holdings, Inc. in connection with Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison, filed as Exhibit 10.27 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.28**	Warrant dated February 1, 2017, for 2,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.28 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.29**	Warrant dated February 1, 2017, for 4,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.29 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.30**	Severance and Release Agreement by and between UMED Holdings, Inc. and Richard Halden dated February 1, 2017, filed as Exhibit 10.30 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.31**	Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, LLC, and UMED Holdings, Inc., filed as Exhibit 10.31 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.32**	Consulting Agreement by and between the registrant and Chisos Equity Consultants, LLC, as amended on February 16, 2018, and March 19, 2018, filed as Exhibit 10.1 to the registrant’s Form 8-K, on March 21, 2018, Commission File Number 000-55030.
10.33**	Promissory Note in the amount of $100,000 dated November 13, 2017, executed by Greenway Technologies, Inc. payable to Wildcat Consulting Group LLC.
10.34**	Subordinated Convertible Promissory Note in the amount of $166,667 dated December 20, 2017, executed by Greenway Technologies, Inc. payable to Tunstall Canyon Group LLC.
10.35**	Warrant dated November 30, 2017 for 1,000,000 shares issued to MTG Holdings, LTD
10.36**	Greer Family Trust Promissory Note and Settlement. filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.37**	Warrant dated January 8, 2018 for 4,000,000 shares issued to Kent Harer.
10.38**	Settlement agreement by and between Greenway Technologies, Inc. and Tonaquint, Inc. dated April 9, 2018.
10.39**	Employment agreement with John Olynick, as President, dated May 10, 2018.
10.40**	Employment agreement with Ransom Jones, as Chief Financial Officer, Secretary and Treasurer, dated May 10, 2018.
10.41**	Consulting Agreement with Gary L. Ragsdale, Ph.D., P.E.
10.42**	Consulting Agreement with John Olynick
10.43**	Consulting Agreement with Marl Zoellers
10.44**	Consulting Agreement with Paul Alfano dba Alfano Consulting Services
10.45**	Consulting Agreement with Peter Hauser
10.46**	Consulting Agreement with William Campbell
10.47**	Consulting Agreement with Ryan Turner
10.48**	Amendment on July 30, 2014 to that certain Employment Agreement with Raymond Wright dated August 29, 2012

10.49**	Mabert LLC as Agent Loan Agreement dated September 14, 2018
10.50**	Mabert LLC as Agent Security Agreement dated September 14, 2018
10.51**	Texas UCC-1 filed by Mabert LLC as Agent on October 11, 2018, ending October 10, 2023
10.52**	Rule 11 Agreement, dated March 6, 2019, pursuant to a mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.53**	Employment agreement with Thomas Phillips, as Vice President of Operations, dated April 1, 2019.
10.54*	Settlement Agreement executed on September 26, 2019 with Southwest Capital Funding, Ltd. to resolve all conflicts related to loan guarantees provided for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison.
10.55*	Limited Liability Company Agreement of OPM Green Energy, LLC, dated August 23, 2019, by and among Greenway Technologies, Inc., a Texas corporation, Mabert, LLC, a Texas limited liability company, Tom Phillips, an individual, and OPM Green Energy, LLC, a Texas corporation.
10.56*	Subscription Agreement dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.57*	Intellectual Property License dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
31.1*	Certification of Kent Harer, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kent Harer, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: November 19, 2019.

	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

