Form 10-K
period 2019-12-31
GREENWAY TECHNOLOGIES INC
filed 2020-04-14
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission File Number: 000-55030

GREENWAY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

TEXAS	90-0893594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1521 North Cooper Street, Suite 205

Arlington, Texas 76011

(Address of principal executive offices) (Zip Code)

800-289-2515
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTCQB Market operated by the OTC Markets Group, Inc. on that day was $6,633,529.

Class	Outstanding as of April 14, 2020
Common Stock, par value $0.0001 per share	310,807,400

Documents Incorporated by Reference: None

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy and financial results. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed, and actual future results may vary materially.

Information regarding market and industry statistics contained in this Form 10-K is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of Securities and Exchange Commission (the “SEC”) filings or economic analysis. We have not reviewed or included data from all sources and cannot assure investors of the accuracy or completeness of the data included in this Form 10-K. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of our services. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

In this Form 10-K, “we,” “our,” “us,” the “Company” and similar terms in this report, including references to “UMED” and “Greenway” all refer to Greenway Technologies, Inc., and our wholly-owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”), unless the context requires otherwise.

PART I

Item 1.	Business.

Overview

We are engaged in the research and development of proprietary gas-to-liquids (“GTL”) synthesis gas (“Syngas”) conversion systems and micro-plants that can be scaled to meet specific gas field production requirements. Our patented and proprietary technologies have been realized in our first commercial G-ReformerTM unit (“G-Reformer”), a unique component used to convert natural gas into Syngas, which when combined with a Fischer-Tropsch (“FT”) reactor and catalyst, produces fuels including gasoline, diesel, jet fuel and methanol. G-Reformer units can be deployed to process a variety of natural gas streams including pipeline gas, associated gas, flared gas, vented gas, coal-bed methane and/or biomass gas. When derived from any of these natural gas sources, the liquid fuels created are incrementally cleaner than conventionally produced oil-based fuels. Our Company’s objective is to become a material direct and licensed producer of renewable GTL synthesized diesel and jet fuels, with a near -term focus on U.S. market opportunities. For more information about our Company, please visit our website located at https://gwtechinc.com/.

Our GTL Technology

In August 2012, we acquired 100% of GIE, pursuant to that certain Purchase Agreement, by and between us and GIE, dated August 29, 2012, and filed as Exhibit 10.5 to this Form 10-K, and incorporated by reference herein (the “GIE Acquisition Agreement”). GIE owns patents and trade secrets for a proprietary technology to convert natural gas into Syngas. Based on a new, breakthrough process called Fractional Thermal Oxidation™ (“FTO”), we believe that the G-Reformer, combined with conventional FT processes, offers an economical and scalable method to converting natural gas to liquid fuel. On February 15, 2013, GIE filed for its first patent on this GTL technology, resulting in the issue of U.S. Patent 8,574,501 B1 on November 5, 2013. On November 4, 2013, GIE filed for a second patent covering other unique aspects of the design and was issued U.S. Patent 8,795,597 B2 on August 5, 2014. The Company has several other pending patent applications, both domestic and international, related to various components and processes relating to our proprietary GTL methods, complementing our existing portfolio of issued patents and pending patent applications.

On June 26, 2017, we and the University of Texas at Arlington (“UTA”) announced that we had successfully demonstrated our GTL technology at our sponsored Conrad Greer Laboratory at UTA, proving the viability of the science behind the technology.

On March 6, 2018, we announced the completion of our first commercial scale G-Reformer, a critical component in what we call the Greer-Wright GTL system. The G-Reformer is the critical component of the Company’s innovative GTL system. A team consisting of individuals from our Company, UTA and our Company’s contracted G-Reformer manufacturer worked together to test and calibrate the newly built G-Reformer unit. The testing substantiated the units’ Syngas generation capability and demonstrated additional proficiencies within certain proprietary prior prescribed testing metrics.

On July 23, 2019, we announced that Mabert LLC, a Texas limited liability company (“Mabert”), controlled by Kevin Jones, one of our directors, acquired INFRA Technology Group’s U.S. GTL plant and technology located in Wharton, Texas (the “Wharton Plant”). Mabert purchased the entire 5.2-acre site, plant and equipment, including INFRA’s proprietary FT reactor system and operating license agreement.

On August 29, 2019, to further facilitate the commercialization process, we announced that it entered into the joint venture, OPM Green Energy, LLC, a Texas limited liability company (“OPMGE”), for an ownership interest in the Wharton Plant. The other members of OPMGE are Mabert and Tom Phillips, Vice President of Operations for GIE. Our involvement in OPMGE is intended to facilitate third-party certification of our G-Reformer and related equipment and technology. In addition, we anticipate that OPMGE’s operations will demonstrate that the G-Reformer is a commercially viable technology for producing Syngas and marketable fuel products. As the first operating GTL plant to use our proprietary reforming technology and equipment, the Wharton Plant is initially expected to yield a minimum of 75 - 100 barrels per day of gasoline and diesel fuels from converted natural gas.

Ultimately, we believe that our proprietary G-Reformer is a major innovation in gas reforming and GTL technology in general. Initial tests have demonstrated that our Company’s solution appears to be superior to legacy technologies, which are more costly, have a larger footprint, and cannot be easily deployed at field sites to process associated gas, stranded gas, coal-bed methane, vented gas, or flared gas. In addition, the Wharton Plant is anticipated to prove out the economics for the Company’s technology and GTL processes.

The technology for the G-Reformer is unique, because it permits for transportable (mobile) GTL plants with much smaller footprints, compared to legacy large-scale technologies. Thus, we believe that our technologies and processes will allow for multiple small-scale GTL plants to be built with substantially lower up-front and ongoing costs, resulting in more profitable results for oil and gas operators

GTL Industry –Market

GTL converts natural gas – the cleanest-burning fossil fuel – into high-quality liquid products that would otherwise be made from crude oil. These products include transport fuels, motor oils, and the ingredients for everyday necessities like plastics, detergents, and cosmetics. GTL products are colorless, odorless, and contain almost none of the impurities, (e.g., sulphur, aromatics, and nitrogen) that are found in crude oil.

According to publicly available industry research from Shell Oil, MarketResearcEngine.com, among others, the market for GTL products is said to have accounted for approximately $11.9 billion in 2019 and is expected to reach $20.1billion by 2023, growing at a compound annual growth rate of 11.03% over that period. Products created by the GTL process include GTL Diesel, GTL Naphtha, GTL Other (e.g., lubricants), with GTL Diesel accounting for more than 68% of the product market. Market share of these products has not changed significantly over the last four years. Increasing population across the globe have led to an increase in power consumption, creating a high demand for clean natural gas liquids products (“NGL”). In the commercial sector, there has been generally high demand for NGL products among petrochemical plants and refineries for blendstock, i.e., a blend of unfinished oils that creates a refined product, as well as in the automotive and packaging industries, among others. Due to their relatively clean burning nature, NGL products may be used as fuel in motor vehicles, in furnaces for heating and cooking and household energy source. Our planned focus is in technology licensing for our GTL plant technology, and in some cases, the direct production and sale of high cetane diesel and jet fuels, a multi-billion-dollar market segment.

Development of stringent environmental regulations by numerous governments to control pollution and promote cleaner fuel sources is expected to complement industry growth. For example, we believe that U.S. guidelines such as the Petroleum and Natural Gas Regulatory Board Act, 2006, Oilfields (Regulation and Development) Act of 1948, and Oil Industry (Development) Act, 1974 are likely to continue to encourage GTL applications in diverse end-use industries to conserve natural gas and other resources. Under the Clean Air Act (CAA), the EPA sets limits on certain air pollutants, including setting limits on how much can be in the air anywhere in the United States. The Clean Air Act also gives EPA the authority to limit emissions of air pollutants coming from sources like chemical plants, refineries, utilities, and steel mills. Individual states or tribes may have stronger air pollution laws, but they may not have weaker pollution limits than those set by EPA. Because our G-Reformer based GTL plants are not considered refineries, they do not fall under any related current EPA air quality guidelines. More information can be found under the EPA’s New Source Performance Standards which are published under 40 CFR 60.

Competition

Key industry players include: Chevron Corporation; KBR Inc, PetroSA, Qatar Petroleum, Royal Dutch Shell; and Sasol Limited. In terms of global production and consumption, Shell had the largest market share in 2019, with virtually all current production located overseas. Our technology is not designed to compete with the large refinery-size GTL plants operated by such large industry operators. Our plants are designed to be scaled to meet individual gas field production requirements on a distributed and mobile basis. According to a report released in July 2019 by the Global Gas Flaring Reduction Partnership (“GGFRP”), there are currently only 5 small-scale GTL plant technologies that have been proven and are now available for gas flares monetization available in the U.S., including: Greyrock (“Flare to Fuels”); Advantage Midstream (licensing Greyrock technology); EFT (“Flare Buster”); Primus GE and GasTechno (“Methanol in a Box”). We were not a direct part of this study, as we had not received 3rd party certification of our proprietary technology as of the date of this report.

However, the GGFRP report mentioned us as follows, “Greenway Technologies announced on July 23 that Mabert LLC, a major investor in Greenway, acquired the whole INFRA plant including an operating license agreement. The purpose of the acquisition is the incorporation and commercial demonstration of Greenway’s ‘G-Reformer’ technology. We will see whether the new team will be able to make the plant with the new reformer operational. (Globe Newswire, Fort Worth, Texas, Aug 31, 2019).”

Mining Interests

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims located on Bureau of Land Management (“BLM”) land in Mohave County, Arizona (such property, the “Arizona Property”), in an Assignment Agreement dated December 27, 2010, and filed as Exhibit 10.31 to this Form 10-K, between Melek Mining, Inc., 4HM Partners, Inc. and the Company, in exchange for 5,066,000 shares of our common stock. Early indications from samples taken and processed by Melek Mining provided reason to believe that the potential recovery value of the metals located on the Arizona Property could be significant, but only actual mining and processing will determine the ultimate value that may be realized from this property holding. While we are not currently conducting mining operations, we are exploring strategic options to partner or sell our interest in the Arizona Property, while we focus on our emerging GTL technology sales and marketing efforts.

Company History

We were originally incorporated as Dynalyst Manufacturing Corporation (“Dynalyst”) under the laws of the State of Texas on March 13, 2002. In connection with the merger with Universal Media Corporation (“UMC”), a Nevada corporation, on August 17, 2009, we changed our name to UMC. The transaction was accounted for as a reverse merger, and UMC was the acquiring company on the basis that UMC’s senior management became the entire senior management of the merged entity and there was a change of control of Dynalyst. The transaction was accounted for as recapitalization of Dynalyst’s capital structure. In connection with the merger, Dynalyst issued 57,500,000 restricted equity securities to the shareholders of UMC in exchange for 100% of UMC.

On March 23, 2011, Universal Media Corporation approved and filed with the Texas Secretary of State an amendment to our Certificate to change our name to UMED Holdings, Inc.

On June 22, 2017, in recognition of our primary operational activity, we approved an amendment to our Certificate to change our name to “Greenway Technologies Inc.” We filed a certificate of amendment with the Texas Secretary of State to affect that name change on June 23, 2017.

On June 26, 2019, we held our annual shareholders meeting in Arlington, Texas. There were seven proposals presented for vote by our shareholders (the “Shareholders”), including to approve the Company’s slate of directors, to amend our Certificate, to amend our bylaws, and to ratify our then current independent public accounting audit firm. We disclosed the results of the vote of the Shareholders on our Current Report Form 8-K, filed with the SEC on July 2, 2019, which is incorporated herein by reference. On August 1, 2019, we filed a Current Report on Form 8-K/A, noting that due to a potential tabulation error, we were reviewing the results for Proposal 2, which was to amend our Company’s Certificate to increase the authorized shares of capital stock of the Company and Proposal 3, which was to amend the Company’s Certificate to permit the vote of the holders of the majority of shares entitled to vote on and represented in person or by proxy at a meeting of the Shareholders at which a quorum is present, to be the action of the Shareholders, including for “fundamental actions,” as such term is defined by the Texas Business Organizations Code (the “TBOC”) . To resolve any such potential errors, we called a special meeting of the Shareholders to be held December 11, 2019, in Arlington, Texas.

On December 11, 2019, we held a special meeting of the Shareholders to approve four proposals. In connection with these four proposals, we filed a Certificate of Amendment to the Certificate with the Secretary of State of the State of Texas, which is attached as Exhibit 3.1 to our Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019, and incorporated herein by reference. All four proposals passed overwhelmingly. For more information regarding these proposals, please see our Definitive Proxy Statement on Schedule 14A filed with the SEC on November 19, 2019 and incorporated herein by reference.

Employees

As of the filing date of this Form 10-K, we have five (5) full-time employees. Certain of these employees receive no compensation or compensation is deferred on a periodic basis by mutual agreement. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

The accompanying condensed consolidated financial statements to this Form 10-K (our “Financial Statements”) have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2019, we have an accumulated deficit of $30,479,829. For the year ended December 31, 2019, we incurred a net loss of $3,661,245 and used $1,332,528 in net cash for operating activities. As a pre-revenue entity, these factors raise substantial doubt about the Company’s ability to continue as a going concern. While we are attempting to commence revenue generating operations and thereby generate sustainable revenues, our current cash position is not sufficient to support our ongoing daily operations and requires us to raise addition capital through debt and/or equity sources.

Accordingly, our ability to continue as a going concern is therefore in doubt and dependent upon achieving a profitable level of operations or on our ability to obtain necessary financing to fund ongoing operations. Management intends to raise additional funds by way of public or private offerings, or both. Management believes that the actions presently being taken to implement our business plan to generate revenues will provide us the opportunity to continue as a going concern.

While we are attempting to commence operations and generate revenues, our cash position may not be enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern. While management believes in the viability of our strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

Item 1A	Risk Factors.

Risks Related to our Business and Operations

We may not be able to raise the additional capital necessary to execute our business strategy, which includes the production, sale and/or licensing of our proprietary GTL technology solutions to oil and gas operators in the United States and elsewhere.

Our ability to successfully execute the production, sale, or licensing of our GTL technology may depend on our ability to raise additional debt or equity capital. Our ability to raise additional capital is uncertain and dependent upon numerous factors beyond our control including, but not limited to, general economic conditions, regulatory factors, reduced retail sales, increased taxation, reductions in consumer confidence, changes in levels of consumer spending, changes in preferences in how consumers pay for goods and services, weak housing markets and availability or lack of availability of credit. If we are unable to obtain additional capital, or if the terms thereof are too costly, we may be unable to successfully execute our business strategy.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We are a development-stage company and have a limited operating history upon which you can evaluate our business and prospects. We have yet to develop sufficient experience regarding actual revenues to be received from our GTL technology. You must consider the risks and uncertainties frequently encountered by early-stage companies in new and evolving markets. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, and financial condition will be materially and adversely affected. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from a relatively limited period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

We have historically incurred losses.

We are considered a pre-revenue or development stage company. We have incurred significant operating losses since inception. Due to the inherent risk of commercializing new technology, there can be no assurance that we will earn net income in the future. We may require additional capital in order to fund our operations, which it may not be able to source on acceptable terms.

Establishing revenues and achieving profitability will depend on our ability to fully develop, certify and commercialize our GTL Technology, including successfully marketing our GTL Technology to our customers and complying with possible regulations.

Much of our ability to establish revenues, achieve profitability and create positive cash flows from operations will depend on the completion of third-party engineering certification and subsequent successful introduction of our proprietary GTL technology. Our prospective customers will not use our GTL technology unless they determine that the economic benefits provided by our GTL solution is greater than those available from competing technologies and providers. Even if the advantages derived from our proprietary GTL technology are well-established, prospective customers may elect not to use our GTL technology.

In addition, as this is a new technology and GTL processing method, we may be required to undertake time-consuming and costly additional development activities and seek regulatory clearance or approval for such new GTL technology. Such costs are not known by us as of the date of this report.

Lastly, the completion of the development and commercialization of our GTL technology remains subject to all the risks associated with the commercialization of any new GTL processing system with production based on innovative technologies, including unanticipated technical or other problems, manufacturing difficulties, and the possible insufficiency of the funds allocated for the completion of such development.

We may encounter substantial competition in our industry and a failure to compete effectively may adversely affect our ability to generate revenue.

We expect that we will be required to continue to invest in product development and efficiency improvements to compete effectively in our markets. Our competitors could potentially develop a similar or more efficient GTL product or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our sales and marketing strategies and could have a material adverse effect on our business, results of operations, and financial condition. Important factors affecting our ability to compete successfully include:

●	current and future direct sales and marketing efforts by small and large competitors;
●	rapid and effective development of new, unique GTL techniques; and
●	new and aggressive pricing methodologies

If substantial competitors enter our targeted markets, such as licensing of smaller independent oil and gas operators or the creation of blendstock for existing large refinery operations, we may be unable to compete successfully against such competition. Our potential competitors may have greater human and financial resources than we do at any given time, and there is significant competition for experienced personnel and financial capital in the oil and gas industry. Therefore, it can be difficult for smaller companies such as ours to attract the personnel and related investment for our various business activities needed to succeed. We cannot give any assurances that we will be able to successfully compete for such personnel and capital funds. Without adequate financial resources, our management cannot be certain that we will be able to compete successfully in our operations.

The longevity of patents in the United Sates is limited in duration and may affect the Company’s long-term ability to successfully monetize the intellectual property it owns.

As of December 31, 2019, we own United States Patents Nos. 8,574,501 B1, originally issued November 5, 2013 and 8,795,597 B2, issued August 5, 2014, covering our GTL conversion technology for the purpose of converting natural gas to clean synthetic fuels in a small-plant and mobile application. The term of each patent under U.S. law is 21 years. Accordingly, each of these patents will expire in the years 2034 and 2035 respectively, unless they are modified with “improvements to the current art” by us, in which case their useful lives may be extended. There is no certainty that we will be able to make such improvements to our currently held patents, and they therefore may expire at their respective terms. Alternatively, a patent’s term may be shortened if a patent is terminally disclaimed (litigated) over a commonly owned patent or a patent naming a common inventor has an earlier expiration date. There is no certainty that we will be able to successfully defend our patents if such claims are made, and they may expire prior to their respective terms.

We are currently dependent on one equipment fabricator, the loss of which could adversely impact our operations.

We contract our manufacturing production with a heavy equipment fabricator in Texas that has worked with us for several years and specializes in the type of base refractory equipment we use in our proprietary G-Reformer based GTL processes. Accordingly, they have developed certain manufacturing expertise specifically related to our equipment which may be hard to replicate with a new manufacturer if they go out-of-business or end manufacturing for us for any reason. While there are similar manufacturers elsewhere in the United States and overseas, they will take an unknown additional amount of time to gain the expertise necessary to produce our proprietary refractory equipment, or may not be able to gain such expertise at all, limiting our production and related revenue capability.

We are dependent on a limited number of key executives, consultants, the loss of any of which could negatively impact our business.

Our business is led by an interim President, Kent Harer, and our Chief Financial Officer, Ransom Jones, both of whom are also members of our board of directors (our “Board of Directors”). Our engineering efforts are led by Thomas Phillips, who is also Vice President of Operations for GIE, but we use outside consultants to support and perform the majority of the engineering and production work on our GTL technology. We have also contracted with consultants to provide financial reporting and governance support.

If one or more of these senior executives, officers, or consultants are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted, along with our financial condition, such that our results of operations may be materially and adversely affected. In addition, if the competition for senior management and senior officers in our industry is intense, the pool of qualified candidates is limited, and we may not be able to retain the services of our senior executives, key personnel, or consultants or attract and retain high-quality personnel in the future. Such failure could materially and adversely affect our future growth and financial condition, and the loss of one or more of these key personnel could negatively impact our business and operations.

If our research and development agreements with UTA are terminated, we may lose access to certain of the scientists that were instrumental in developing our technology.

To support our engineering efforts, we entered into a confidential Sponsored Research Agreement (“SRA”) with UTA starting in October 2009 and continuing in various forms through today, adding confidential Scope of Work addendums over this period to develop and enhance our patented GTL system with the goal of developing commercial GTL plants to convert natural gas into liquid fuels. We use UTA as an external research and development arm for the Company. If we or UTA were to terminate our relationship, we might lose access to the scientists most familiar with our unique technology. There is no assurance that we would be able to continue to improve on the technology we have developed thus far, potentially slowing down our commercialization and financing efforts.

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

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our Common Stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

●	our limited operating history;

●	the limited scope of our sales and marketing efforts;

●	our ability to attract new customers, satisfy our customers’ requirements, and retain customers;

●	general economic conditions;

●	changes in our pricing capabilities;

●	our ability to expand our business and operations by staying current with the evolving requirements of our target market;

●	the effectiveness of our key personnel;

●	our ability to protect our proprietary GTL Technology;

●	new and enhanced products by us and our competitors;

●	unanticipated delays or cost increases with respect to research and development; and

●	extraordinary expenses such as litigation or other dispute-related settlement payments.

We may have difficulty in attracting and retaining outside independent directors to our Board of Directors as a result of their concerns relating to potentially increased personal exposure to lawsuits and shareholder claims by virtue of holding those positions.

The directors and management of companies are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims that may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations, and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to timely pay the costs incurred in defending such claims. We currently carry directors’ and officers’ liability insurance, but directors’ and officers’ liability insurance has recently become much more expensive and difficult to obtain. If we are unable to continue or provide liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

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

We believe that our GTL technology does not infringe upon the valid intellectual property rights of others. Even so, third parties may still assert infringement claims against us. If infringement claims are brought against us, we may not have the financial resources to defend against such claims or prevent an adverse judgment against us. In the event of an unfavorable ruling on any such claim, a license or similar agreement to utilize the intellectual property rights related to the GTL technology in question, which we rely on in the conduct of our business, may not be available to us on reasonable terms, if terms are offered at all.

Our ability to obtain field-related operating hazards insurance may be constrained by our limited operational history.

The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally-pressured formations, and environmental hazards such as oil spills, natural gas leaks, ruptures or discharges of toxic gases. If any of these events should occur at our joint venture plant location, or at any future customer sites (none exist today), we could incur legal defense costs and could suffer substantial losses due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations. Such inability to defend ourselves or suffer catastrophic financial losses could cause us to cease operations and/or declare bankruptcy.

Our JV partner, OPMGE carries General Liability and Premises insurance. In the event we should have operations on future customer sites, we plan to carry comprehensive general liability insurance will further provide workers’ compensation insurance coverage to employees in all states in which we will operate. While these policies are customary in the industry, they do not provide complete coverage against all operating risks, and as a small operator, we may not be able to obtain sufficient coverage. In addition, our insurance may not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows, causing us to cease business operations. Our insurance coverage may not be sufficient to cover every claim made against us or may not be commercially available for purchase in the future.

Our GTL Technology is subject to the changing of applicable U.S. laws and regulations.

Our business is particularly subject to federal and state laws and regulations with respect to the oil and gas and mining industries. Our success depends in part on our ability to anticipate, navigate and respond to any changes that might occur. Due to our currently limited financial resources, we might not be able to respond to unanticipated changes, should they occur and impact our operations, and therefore have to cease operations.

Acts of terrorism, responses to acts of terrorism and acts of war may impact our business and our ability to raise capital.

Future acts of war or terrorism, national or international responses to such acts, and measures taken to prevent such acts may harm our ability to raise capital or our ability to operate, especially to the extent we depend upon activities conducted in foreign countries. In addition, the threat of future terrorist acts or acts of war may have effects on the general economy or on our business that are difficult to predict. We are not insured against damage or interruption of our business caused by terrorist acts or acts of war, and thus, our financial operations may be materially impacted by such events.

The massive and currently unknown short- and long-term economic impacts of COVID-19 may impact our business and ability to raise capital.

COVID-19 and its current extraordinary impact on the world economy has reduced oil consumption globally, decreasing crude oil prices, to levels not seen since the early 1980’s. The economics of GTL conversion rely in part on the arbitrage between oil and natural gas prices, with economic models for many producers, including our own models, using a range of $30-60/bbl (for WTI or Brent Crude as listed daily on the Nymex and ICE commodities exchanges) to determine relative profitability of their GTL operations. While COVID-19 may run its human course in the near term, we believe as many others in the U.S. government and media believe, that the economic impacts will be long lasting and for all practical matters, remain largely unknown at this time.

We may fail to establish and maintain strategic relationships.

We believe that establishing strategic industry partnerships and natural gas producer customer relationships will greatly benefit the growth of our business and the deployment of our GTL technology. To further such relationships, we have and will continue to seek out and enter into strategic alliances, joint ventures, and similar production relationships, including similar to those announced during the 2019 with INFRA Technologies, OPMGE and the ongoing relationship with UTA. We continue to seek out and have discussions with potential gas producer on both a customer and financing basis. However, we may not be able to maintain our current or enter into new strategic partnerships on commercially reasonable terms, or at all, and may not be able to create financial or customer relationships with natural gas producers. Even if we enter new natural gas producer relationships, such financial partners and/or customers may not have sufficient production of location based natural gas to provide profitable revenues or otherwise prove advantageous to our business. Our inability to enter into such new relationships or strategic alliances could have a material and adverse effect on our business.

Risks Relating to Our Mining Properties

There is very limited risk, financial or otherwise, related to our mining leases and interests at this time.

Risks Relating to Our Common Stock

We may need to raise additional capital. If we are unable to raise additional capital, our business may fail, or our operating results and our share price may be materially adversely affected.

Because we have no record of profitable operations, we need to secure adequate funding on an ongoing basis. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our GTL technology and our business will likely fail. We have limited commitments for financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. We may be unable to secure additional financing on favorable terms, or at all.

Selling additional shares of Common Stock, either privately or publicly, would dilute the equity interests of our Shareholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations, which would have a material negative effect on operating results and most likely result in a lower price per share of Common Stock.

Issuance of additional Common Stock in exchange for services or to repay debt would dilute Shareholders’ proportionate ownership and voting rights and could have a negative impact on the market price of our Common Stock.

Our Board of Directors has previously and may continue to issue shares of our Common Stock to pay for debt or services rendered, without further approval by our Shareholders, based upon such factors as our Board of Directors may deem relevant in its sole discretion. It is likely that that we will issue additional securities to pay for services and reduce debt in the future. Such issuances may lower the market price of our stock and decrease our ability to raise additional equity funding for working or investment capital as may be needed at a later time.

Even though our shares of Common Stock are publicly traded, an investor’s shares may not be “free-trading” and investors may be unable to sell their shares of Common Stock at or above their purchase price, which may result in substantial losses to the investor.

Investors should understand that their shares of our Common Stock are not “free-trading” merely because we are a publicly traded company. Shares bought from the Company or received for services rendered or in conjunction with the issuance of debt require different holding periods, thereby creating a potential lack of liquidity and inability to sell such shares timely for any investor. In order for our shares of Common Stock to become “free-trading,” the offer and sale of shares of our Common Stock must either be registered pursuant to a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), or be entitled to an exemption from registration under federal and state securities laws, after being held for statutory mandated periods.

In addition, an investor has no assurance that our stock price will rise after purchase or receipt in any manner, as our stock has shown significant volatility over the life of the Company. The following factors may add to the volatility in the price of our Common Stock in the future: (i) actual or anticipated variations in our quarterly or annual operating results; (ii) government regulations; (iii) announcements of significant acquisitions, strategic partnerships or joint ventures; (iv) our capital commitments; (v) additional dilutive stock issuances, and (vi) additions or departures of key personnel. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time, including as to whether our Common Stock will sustain the current market price, or as to what effect the sale of shares of Common Stock or the availability of shares of Common Stock for sale at any time will have on the prevailing market price.

If we fail to remain current in our reporting requirements, we could be removed from the OTCQB marketplace, operated by the OTC Markets Group, Inc. (the “OTCMG”), which would limit the ability of broker-dealers to sell our securities and the ability of Shareholders to easily sell their securities in the secondary market.

Companies trading on the OTCQB must: (i) be reporting issuers under Section 12 of the Exchange Act of 1934, as amended (the “Exchange Act”); (ii) must be current in their reports under Section 13 of the Exchange Act; and must pay an annual fee to OTCQB, to maintain electronic price quotation privileges on the OTCQB. If we fail to remain current in our Exchange Act reporting requirements, we could be removed from the OTCQB and be forced to be traded on the Pink Sheets, which requires a more challenging stock purchase process. The OTCQB is recognized by the SEC as an established public market. This platform enables companies to provide current public information that investors use to analyze, value and trade a security. The OTC Pink Sheets is the lowest and most speculative tier of the three marketplaces for the trading of over-the-counter stocks. Companies traded on OTC Pink are not held to any particular disclosure requirements or financial standards, and due to the wide variety of companies listed on OTC Pink, including dark companies, delinquent companies and worse, they recommend only sophisticated investors with a high risk tolerance should consider it.

Pink Sheet shares generally trade thinly and infrequently making it hard to buy or sell when the investor wants to complete a transaction. In addition, trading in OTC Pink Sheet companies requires more paperwork because due the speculative nature of such stocks, the U.S. Congress prohibited broker-dealers from effecting transactions in penny stocks unless they comply with the requirements of Section 15(h) of the Exchange Act and the rules promulgated thereunder.

These SEC rules provide, among other things, that a broker-dealer must: (i) approve the customer for the specific penny stock transaction and receive from the customer a written agreement to the transaction; (ii) furnish the customer a disclosure document describing the risks of investing in penny stocks; (iii) disclose to the customer the current market quotation, if any, for the penny stock; and (iv) disclose to the customer the amount of compensation the firm and its broker will receive for the trade. In addition, after executing the sale, a broker-dealer must send to its customer monthly account statements showing the market value of each penny stock held in the customer’s account. With the added inconvenience and cost for brokers, various large brokerage firms, including Merrill Lynch, Capital One, Fidelity, E-Trade and even the new Robinhood, among others, have simply stopped providing brokerage services for Pink Sheet stocks for new customers. Accordingly, the market for our common stock would be significantly diminished if we were forced to trade on the OTC Pink Sheets market exchange.

Volatility in the share price for our Common Stock may subject us to securities litigation.

There is a limited market for the sale of shares of our Common Stock. The market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our Common Stock share prices will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. In the future, we may be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources away from our daily operations, negatively impacting our financial results.

We do not intend to pay dividends on shares of our Common Stock.

We have not paid any cash dividends on shares of our Common Stock since our inception and we do not anticipate that we will pay any cash dividends in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion. Furthermore, our ability to pay dividends may be restricted under our debt agreements.

Our substantial level of indebtedness could adversely affect our financial condition.

We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2019, we had $4,653,532 of total accrued current liabilities and $2,139,843 of current debt (net of debt discounts totaling $107,880), bearing an average cash interest of 17.8% per year when current and 18% default interest when any such loans are not current. As of the date of this Form 10-K, we are in default of loans totaling $166,667 and have a total $2,139,843 of current debt bearing an average interest rate of 17.8% per year. We also have additional long-term liabilities of $525,000, in the form of a 3-year interest-only note payable, due in July 2022. For more details on our indebtedness, please see Notes 5 and 6 on pages F-11 and F-12 of our Financial Statements.

Our substantial level of indebtedness could have important consequences, including the following:

●	We must use a substantial portion of our cash flow from operations to pay interest, which reduces funds available to use for other purposes, such as working capital, capital expenditures, and other general corporate purposes;
●	Our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes may be impacted; and
●	Our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions.

Our ability to meet expenses and to make future principal and interest payments in respect of our debt, depends on, among other things, our future operating performance, competitive developments and financial market conditions. We are not able to control many of these factors. If industry and economic conditions deteriorate, our ability to raise debt or equity capital and/or cash flow may be insufficient to allow us to pay principal and interest on our debt and meet our other obligations, which could cause us to default on these obligations. In particular, the Mabert loans maintain a UCC-1 security interest in all of the collateral of the Company, including to our G-Reformer, technology and intellectual property (our patents, patents pending and licensed patents). If Mabert exercises its rights and remedies due to defaults under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

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

Management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the penny stock market, the Company’s management will strive to prevent the described patterns from being established with respect to our securities, as the occurrence of these patterns or practices could increase the volatility of the price per share of our Common Stock and/or diminish stockholders ability to trade our Common Stock.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude, on an ongoing basis, that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and the price of our Common Stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal office is 1521 North Cooper St., Suite 205, Arlington, Texas 76011, leased at a rate of $957.00 per month, plus the cost of utilities, which is generally less than $100.00 per month. We believe these facilities are adequate for at least the next 12 months. We expect that we could locate to other suitable facilities at comparable rates, should we need more or less space.

We have unpatented mining claims for the Arizona Property. An unpatented mining claim is one that is still owned by the federal government, but which the claimant has a right to possession to extracted minerals, provided the land is open to mineral entry. A description of the Arizona Property is included in “Item 1. Business” and is incorporated herein by reference. We believe that we have satisfactory title to the Arizona Property, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in a business. We believe that the Arizona Property is adequate and suitable for the conduct of a mining business, should we decide to proceed with such operations in the future.

Item 3.	Legal Proceedings.

The Company was named as a co-defendant in an action brought against the Company and Mamaki Tea, Inc., alleging, among other things, that the Company was named as a co-guarantor on an $850,000 foreclosed note, including accrued and accruing interest, held by Southwest Capital Funding, Ltd. (“Southwest”). On April 22, 2016, Greenway Technologies filed suit under Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison for breach of a Stock Purchase Agreement dated October 29, 2015, wherein the Company sold its shares in Mamaki to HBI for $700,000 (along with the assumption of certain debt). The Company maintained its guaranty on the original loan as a component of the sale transaction. The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016. On January 13, 2017, the parties executed a Settlement and Mutual Release Agreement (Agreement). However, the Defendants again defaulted in their payment obligations under this new Agreement. Curtis Borman and Lee Jennison were co-guarantors of the obligations of Mamaki and HBI. To secure their guaranties, each of Curtis Borman and Lee Jennsion posted 1,241,500 and 1,000,000 shares, respectively, of the Company. Under the Agreement, the shares were valued at $.20. Due to the default under the Agreement, these shares were returned to the Company’s treasury shares. Curtis Borman subsequently filed for bankruptcy and the property was liquidated for $600,000, applied against the prior loan amount, leaving a remaining guaranteed loan payment balance of approximately $700,000, including accrued interest and legal fees. On September 26, 2019, we entered into a Settlement Agreement with Southwest, providing 1,000,000 shares of Common Stock subject to standard Rule 144 restrictions, and a three (3) year term Promissory Note for $525,000 to settle all claims (recorded in Long Term Liabilities). Copies of the Settlement Agreement and Promissory Note were filed by the Company on Form 8-K on October 1, 2019, and a copy of which is incorporated herein as Exhibit 10.54.

On April 9, 2018, the Company and Tonaquint, Inc. (“Tonaquint”)agreed to settle on Tonaquint’s exercise of a warrant option with a one-time issuance from Greenway Technologies of 1,600,000 shares of our common stock subject to a weekly leak out restriction equal to the greater of $10,000.00 and 8% of the weekly trading volume. Such issuance of stock was completed in connection with a legal opinion pursuant to Rule 144. Copies of the Settlement Agreement was filed by the Company on Form 8-K on April 9, 2018, and a copy of which is incorporated herein as Exhibit 10.38.

On September 7, 2018, Wildcat Consulting Group, LLC (“Wildcat”), a company controlled by a shareholder, Marshall Gleason (“Gleason”), filed suit against the Company, alleging claims arising from a prior consulting agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On September 27, 2018, Wildcat filed a second suit against the Company alleging claims arising from a Promissory Note between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On February 13, 2019, the parties attended mediation which resulted in settlement discussions which resulted in a Rule 11 Agreement settling both disputes. Pursuant to the Rule 11 Agreement, the parties agreed to abate both cases until the earlier of a default of the performance of the Rule 11 Agreement or October 30, 2019. The Rule 11 Agreement was drafted to allow the Parties time to draft and sign a Compromise Settlement and Mutual Release Agreement (“Wildcat Settlement Agreement”), to make payments due on or before October 15, 2019, and to allow for the transfer of stock to effectuate the terms of the Rule 11 Agreement. The material terms of the Rule 11 Agreement were as follows:

●	The Company agreed to execute a new Promissory Note to replace the original Promissory Note, effective November 13, 2017, the effective date of the original note. The new Promissory Note has a maturity date of March 1, 2020 and provides for four equal payments of principal through such date, and accrued interest at 10% upon maturity. The Company made the three payments due through December 2019, and made the final payment in March 2020, thereby extinguishing such Promissory Note.

●	The Company agreed to pay $300,000 in settlement of the prior Consulting Agreement in 60 installments of $5,000 each month, until paid in full. The $300,000 payable was accrued as of December 31, 2018, of which $40,000 has been paid through the period ending December 31, 2019.

●	The Parties agreed to amend the existing Overriding Royalty Agreement (“ORRI”) between the Company’s wholly owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”), increasing Wildcat’s royalties from .25% (1/4 of 1%) to .375% (3/8 of 1%).

●	The Company agreed to pay Wildcat’s legal fees related to these matters, capped at $60,000, in three installments of $20,000 on June 1, August 1, and October 1, 2019, all such payments having been made in the period ending December 31, 2019.

●	The Company agreed to issue 1,500,000 restricted shares of its Common Stock on or before October 15, 2019, in consideration of the Promissory Note, in exchange for extinguishment of all prior granted warrants and to complete the grant of 1,000,000 shares not received from a prior transaction. The Company issued such 1,500,000 restricted shares and the expense for such issuance was accrued on the Company’s Balance Sheet on the effective date of the Rule 11 Agreement and increased by $45,000 based upon the actual value of the shares on the date of issuance for the period ending December 31, 2019.

The Rule 11 Agreement further provided that if the Company timely performed through October 15, 2019, the Parties would file a Joint Motion for Dismissal and present Agreed Orders of Dismissal with prejudice for both lawsuits. A copy of the Rule 11 Agreement is incorporated by reference as Exhibit 10.52.

The Company performed in all regards under the Rule 11 Agreement, however Gleason refused to sign the Wildcat Settlement Agreement at the point of the Company’s having performed its obligations. The parties’ respective counsels then mutually agreed to extend the original October 15, 2019 settlement date until at least the end of the year while the parties waited for Gleason’s signature. Gleason signed the Compromise Settlement and Release Agreement on February 4, 2020, and all litigation was dismissed by the Court on February 25, 2020. A copy of the Dismissal is incorporated by reference as Exhibit 10.59. See also See Note 12 – Subsequent Events on page F-21 to our Financial Statements.

On March 13, 2019, Chisos Equity Consultants, LLC (“Chisos”), a company controlled by a dissident shareholder, Richard Halden (“Halden”), filed suit against the Company, alleging claims arising from a consulting agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. The Company answered the lawsuit and asserted a number of affirmative defenses; subsequently, the lawsuit was dismissed without prejudice on November 19, 2019. A copy of the Dismissal is incorporated by reference as Exhibit 10.60.

On March 13, 2019, Halden, in his capacity as an individual, filed suit against the Company alleging claims arising from a confidential severance and release agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. The Company answered the lawsuit and asserted a number of affirmative defenses; subsequently, the lawsuit was dismissed without prejudice on November 19, 2019. A copy of the Dismissal is incorporated by reference as Exhibit 10.61.

On March 26, 2019, the Company filed a verified petition for Declaratory Judgement, Ex Parte Application for a Temporary Restraining Order and Application for Injunctive Relief against the members of a dissident shareholders group (including Halden) named the “Greenway Shareholders Committee” in Dallas County. A Temporary Restraining Order was issued by the court enjoining the Defendants (and their officers, agents, servants, employees and attorneys) and those persons in active concert or participation from; holding the special shareholders meeting on April 4, 2019 or calling such meeting to order; attending or participating in the Special Meeting; voting the shares of Plaintiff owned by any Defendant at the Special Meeting, either directly or by granting a proxy to allow a non-defendant to vote said shares; voting any shares of Plaintiff owned by non-defendants with or by proxy at the Special Meeting; and serving as chairman at the Special Meeting. On April 8, 2019, the court issued such Temporary Injunction against the dissident shareholders who received notice. The Injunction continued until the trial date of December 10, 2019; no trial was held and the lawsuit was dismissed with prejudice on November 26, 2019. A copy of the Dismissal is incorporated by reference as Exhibit 10.62.

On October 19, 2019 the Company was served with a lawsuit by Norman Reynolds (“Reynolds”), a previously engaged counsel by the Company. The suit was filed in Harris County District Court, Houston, Texas, asserting claims for unpaid fees of $90,377.50. While fully reserved, the Company vigorously disputed the total amount claimed and has asserted counterclaims based upon Reynolds’ alleged conflicts of interest, breaches of fiduciary duty and violations of the Texas Deceptive Trade Practices Act. We are confident in the Company’s defenses and counterclaims and intend to continue to vigorously defend the Company’s interests and prosecute its claims.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our Common Stock are quoted on the OTCQB under the symbol “GWTI.” The table below sets forth the high and low bid prices for our common stock on the OTCQB as reported by various market makers. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

Fiscal 2018 Quarter Ended:	High	Low
March 31, 2018	$0.16	$0.13
June 30, 2018	$0.06	$0.06
September 30, 2018	$0.07	$0.07
December 31, 2018	$0.08	$0.08

Fiscal 2019 Quarter Ended:
March 31, 2019	$0.08	$0.05
June 30, 2019	$0.08	$0.05
September 30, 2019	$0.17	$0.06
December 31, 2019	$0.12	$0.08

As of April 14, 2020, we had 310,807,284 shares of Common Stock outstanding. Our shares of Common Stock are held by 503 Shareholders of record. The number of Shareholders of record was determined from the records of our transfer agent, Transfer Online, Inc. (our “Transfer Agent”), and does not include beneficial owners of our Common Stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. The mailing address our Transfer Agent is 512 SE Salmon Street, 2nd Floor, Portland, Oregon 97214, and its telephone number is (503) 227-2950.

Dividend Policy

We have not paid or declared any dividends on our Common Stock, nor do we anticipate paying any cash dividends or other distributions on our Common Stock in the foreseeable future. Any future dividends will be declared at the discretion of our Board of Directors and will depend, among other things, on (i) our earnings, if any, (ii) our financial requirements for future operations and growth, and (iii) other facts as our Board of Directors may then deem appropriate.

Unregistered Sales of Equity Securities

For the year ended December 31, 2019, we issued 23,227,653 shares of the Company’s common stock, including 3,371,043 shares of restricted common stock for costs related to Promissory Notes the Company executed in 2019 in favor of Mabert LLC; 3,906,610 shares related to the conversion of a loan in favor of the Greer Family Trust, 2,500,000 shares related to legal settlements with Southwest Capital and Wildcat Consulting, 7,000,000 shares for employee stock compensation and 6,450,000 through private sales to accredited investors. In the first quarter of 2019, we made an adjustment for incorrectly reported prior shares of 581,905, resulting in a net book 22,645,748 shares issued for the year ending December 2019.

We relied upon the safe harbor found in Rule 506(b) of Regulation D promulgated under the Securities Act (“Regulation D”) and the exemption from registration under Section 4(a)(2) of the Securities Act. Each investor took such investor’s shares of Common Stock for investment purposes, without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the offer and sale of our Common Stock. We sold our shares of Common Stock to only “accredited investors” as defined in Section 501(a) of Regulation D, with whom we had a direct personal, preexisting relationship, and after we had a thorough discussion with each accredited investor. Each certificate representing shares of our Common Stock contains a restrictive legend as required by the Securities Act. Finally, we have instructed our Transfer Agent not to transfer any restricted shares of our Common Stock, unless the offer and sale of such shares of Common Stock is registered pursuant to an effective registration statement under the Securities Act or is exempt from registration under federal and state securities laws.

All of the above-described accredited investors who received shares of our Common Stock were provided with access to our filings with the SEC, including the following: information: (i) contained in our annual report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 2018; and (ii) contained in any reports or documents required to be filed by us under Sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act, since the distribution or filing of the reports specified above. In addition, such investors received a description of securities being offered for sale, and any material changes to our affairs that were not disclosed in the other documents furnished.

Item 6.	Selected Financial Data.

We are a smaller reporting company; as a result, we are not required to report selected financial data disclosures as required by Item 301 of Regulation S-K promulgated under the Exchange Act (“Regulation S-K”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2019 and 2018 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-K and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

In the below discussion, “we,” “our,” “us,” the “Company” and similar terms in this report, as well as references to “UMED” and “Greenway” all refer to Greenway Technologies, Inc., and our wholly-owned subsidiary, Greenway Innovative Energy, Inc., unless the context requires otherwise.

Greenway Technologies, Inc. is engaged in the research and development of proprietary gas-to-liquids syngas conversion systems and micro-plants that can be scaled to meet specific gas field production requirements. The company’s patented and proprietary technologies have been realized in its first commercial G-Reformer unit, a unique component used to convert natural gas into synthesis gas, which when combined with a Fischer-Tropsch reactor and catalyst, produces fuels including gasoline, diesel, jet fuel and methanol. G-Reformer units can be deployed to process a variety of natural gas streams including pipeline gas, associated gas, flared gas, vented gas, coal-bed methane and/or biomass gas. When derived from any of these natural gas sources, the liquid fuels created are incrementally cleaner than conventionally produced oil-based fuels. Greenway’s objective is to become a material direct and licensed producer of renewable GTL synthesized diesel and jet fuels, with a near term focus on U.S. market opportunities.

The Company believes that its proprietary G-Reformer is a major innovation in gas reforming and GTL technology in general. Initial tests have demonstrated that the Company’s solution appears to be superior to legacy technologies which are more costly, have a larger footprint and cannot be easily deployed at field sites to process associated gas, stranded gas, coal-bed methane, vented gas, or flared gas - all markets the Company seeks to service.

Further, the Company believes its technologies and processes will allow for multiple small-scale GTL plants to be built with substantially lower up-front and ongoing costs resulting in more profitable results for O&G operators. In addition, the proprietary technology based around the G-Reformer is unique in that it also allows for transportable (mobile) GTL plants with a much smaller footprint as compared to legacy large-scale technologies. Greenway is in discussions with a number of oil and gas operators and other interested parties to license and obtain joint venture or other forms of capital funding to build its first third-party customer gas-to-liquid plant.

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

Going Concern

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 14, 2020, which is included with our Financial Statements and raises substantial doubt about our ability to continue as a going concern.

	2019	2018
Net loss	$(3,661,245)	$(3,194,982)
Cash flow (negative) from operations	(1,332,528)	(1,289,436)
Negative working capital	(6,364,485)	(4,704,396)
Stockholders’ deficit	(6,889,485)	(4,689,396)

As of December 31, 2019, we had total liabilities in excess of assets by $6,889,485. Also, during the year ended December 31, 2019, we used net cash of $1,332,528 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

The Financial Statements included in our Form 10-K do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient new cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and/or ultimately to attain profitable operations. However, there is no assurance that profitable operations, financing, or sufficient new cash flows will occur in the future.

Our ability to achieve profitability will depend upon our ability to finance, manufacture, and market/operate GTL units. Our growth is dependent on attaining profit from our operations and our raising additional capital either through the sale of our Common Stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit. We will be unable to pay our obligations in the normal course of business or service our debt in a timely manner throughout 2020 without raising additional debt or equity capital. There can be no assurance that we will raise additional debt or equity capital.

We are currently evaluating strategic alternatives that include (i) raising new equity capital and/or (ii) issuing additional debt instruments. The process is ongoing, lengthy and has inherent costs. There can be no assurance that the exploration of these strategic alternatives will result in any specific action to alleviate our 12-month working capital needs or result in any other transaction.

While we are attempting to commence operations and generate revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of an offering of our securities. Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful. Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Results of Operations

For Year Ended December 31, 2019 as Compared to Year Ended December 31, 2018:

We had no revenues for consolidated operations for the years ended December 31, 2019 and 2018. We reported consolidated net losses during the years ended December 31, 2019 and 2018 of $3,661,245 and $3,194,982, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the years ended December 31, 2019, and December 31, 2018:

	2019	2018
General and administrative	$1,988,111	$2,255,503
Research and development	$441,320	$630,518

Loss on derivatives	$(64,899)	$(34,500)
Accrued interest expense (including related parties)	$(443,760)	$(126,461)
Net loss on debt settlement	$(45,000)	$(28,000)
Settlement expense – loan agreement	$39,220	$(120,000)
Net loss on settlement related to legal matters	$(765,000)	$-

Operating Expenses. During the year ended December 31, 2019, operating expenses decreased to $2,429,431, as compared to $2,886,021 for the year ended December 31, 2018. The decrease was due primarily to a decrease in consulting fees to $251,377 in 2019 compared to $1,373,578 to the same period in 2018, and offset by an increase in legal expense of $180,344 and Salaries Expenses of $787,589, including non-cash stock compensation expenses of $420,000 in 2019 as compared to 2018, when certain consultants became salaried employees in 2019. Major operating expense categories consisted of the following:

Salaries. During the year ended December 31, 2019, total salaries increased to $1,020,923 as compared to $233,334 for the year ended December 31, 2018. The increase primarily reflects certain consultants becoming employees during the period, including non-cash stock compensation expense of $420,000 in 2019, compared to $0 2018.

Consulting Fees. During the year ended December 31, 2019, consulting expense decreased to $251,377, as compared to $1,373,578 for the year ended December 31, 2018. The decrease was primarily due to certain consultants becoming employees of the Company, and a decreased reliance on the use of consultants for the development and production of the Company’s GTL technologies during the period.

Professional Fees. During the year ended December 31, 2019, professional fees decreased to $6,292, as compared to $24,358 for the year ended December 31, 2108. Professional fees decreased due to elimination of certain prior vendors.

Travel Expenses. During the year ended December 31, 2019, travel expenses decreased to $11,120, as compared to $30,113 in the year ended December 31, 2018. The decrease in travel expenses was due to the termination of prior employees and a reduced need for employees to travel generally.

Settlement Expense. During the year ended December 31, 2019, we completed a final settlement of the Mamaki Tea litigation, resulting in a one-time charge of $765,000. There is no comparative expense for the year ended December 31, 2018.

Legal Expenses. During the year ended December 31, 2019, legal expenses increased to $477,417, as compared to $297,073 in the year ended December 31, 2018. The increase in legal fees was due primarily to additional work related to the dissident Shareholder actions and settlement of various matters that were in, or soon to be in, litigation.

Research and Development Costs. During the year ended December 31, 2019, research and development costs decreased to $441,320, as compared to $630,518 in the year ended December 31, 2018. The decrease was due to us reaching the completion of our initial GTL research activities and the start of migration to a commercial production environment.

Interest Expense. During the year ended December 31, 2019, interest expense increased to $443,760, including to related parties of $188,267, as compared to $126,461 for the year ended December 31, 2018. The increase was primarily due to the increase of debt financing versus the sale of securities to support operating expenses.

Derivative Adjustment. During the year ended December 31, 2019, loss on derivative adjustment was $64,899, as compared to $34,500 for year ended December 31, 2018. The increase was primarily due to changes in the derivative liability calculated using the Black-Scholes Model pursuant to the outstanding convertible note payable and warrants that were extinguished during the period.

Net Loss from Operations. Our net loss from operations decreased to $2,429,431 in the year ended December 31, 2019, as compared to $2,886,021 for the year ended December 31, 2018. The decrease was due primarily to a decrease in consulting fees to $251,377 in 2019 compared to $1,363,578 to the same period in 2018, offset by an increase in legal expense of $180,344 and Salaries Expenses of $367,589 for 2019, compared to 2018, as certain consultants became salaried employees in 2019.

Net Loss. Our consolidated net loss increased to $3,661,245, or a negative $0.01 per basic and diluted earnings share for the year ended December 31, 2019, as compared to $3,194,982, or a negative $0.01 per basic and diluted earnings share for the same period ended 2018. The increase in net loss was due primarily to increased salaries, interest, legal, and settlement expenses of $1,585,232, offset by decreases in consulting fees and research and development expenses of $1,301,399 in the period. The weighted-average number of shares of Common Stock used in the earnings per share for the basic and dilutive computation was 291,502,726 for the year ended December 31, 2019, and 285,638,699 for the year ended December 31, 2018.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. We had $16,043 in cash, total assets of $428,890, and total liabilities of $7,318,375 as of December 31, 2019. Total Accumulated deficit at December 31, 2019, was ($30,479,829).

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between December 31, 2019, and December 31, 2018:

			$	%
	2019	2018	Change	Change
Working Capital
Cash	$16,043	$73,211	($57,168)	-78%
Total current assets	$428,890	$73,211	$355,679	486%
Total assets	$428,890	$88,211	$340,679	386%
Accounts payable and accrued liabilities	$4,396,570	$3,625,214	$771,356	21%
Notes payable and accrued interest	$2,396,805	$1,048,917	$1,347,888	129%
Derivative liability	-	$103,476	($103,476)	-100%
Total current liabilities	$6,793,375	$4,777,607	$2,015,768	42%
Total long-term debt	$525,000	-	$525,000	n.a.
Total liabilities	$7,318,375	$4,777,607	$2,540,768	53%

We are exploring various means to increase our working capital, including completing additional private stock sales and entering new debt instruments. In January 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with PowerUp Lending Group, Ltd., a Virginia corporation (“PowerUp”), that specializes in making funding commitments to small-cap public companies. PowerUp has agreed to provide up to $1,000,000 to us over a twelve (12) month period, subject to period determined stock price and trading attributes, and we have borrowed $171,000 during the first quarter of 2020 under this from of Purchase Agreement. The Purchase Agreement contains customary representations and warranties, covenants, and conditions to closing. See Note 12 – Subsequent Events on page F-21 to our Financial Statements.

Operating Activities

Net cash used in continuing operating activities during the year ended December 31, 2019, was $1,332,528, as compared to $1,289,436 for the year ended December 31, 2018.

Investing activities

Net cash used in investing activities for the year ending December 31, 2019 was $387,847, consisting of advances made to OPMGE for deposits on a piece of specialized commercial equipment required to convert the Wharton, TX manufacturing facility for use of our GTL technology, resulting in a Receivable – Related Party reported on our Balance Sheet. There were no cash flows from investing activities for the year ended December 31, 2018.

Financing Activities

Net cash provided by financing activities was $1,663,207 for the year ended December 31, 2019, comprised of $360,000 in sales of our Common Stock, $1,302,188 in proceeds from Notes – Related Parties, $51,019 received from Shareholder (Director) advances, less $50,000 of payments on notes payable related to legal settlements. See Note 5 – Term Notes Payable and Notes Payable Related Parties and Note 11- Legal on pages F-11 and F-17 respectively to our Financial Statements.

Net cash provided by financing activities was $1,271,129 for the year ended December 31, 2018, composed of $602,500 in sales of our Common Stock, $728,869 proceeds from notes, less $8,500 of payments on notes payable and $51,740 repayment of Shareholder advances. See Note 5 – Term Notes Payable and Notes Payable Related Parties on pages F-11 to our Financial Statements

Our accompanying Financial Statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization. As shown in the accompanying Financial Statements, we have incurred an accumulated deficit of $30,479,829 and $26,818,584 as of December 31, 2019, and 2018, respectively. Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Commitments

Capital Expenditures

The prior funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the last SOW. As we move into commercialization of our GTL technology, we plan to update and enter into a new SOW with UTA for 2020 and 2021. This is anticipated to entail a financial commitment of approximately $257,000 for a twelve-month cycle, which we have been told can be payable in four equal installments of $64,250. However, we shall only execute such new SOW and notice UTA to start such work when we have funds available to make such payments. As described elsewhere herein this Report, we are working to raise sufficient capital to enter such new SOW, including from private stock sales, additional debt and payment from of our receivable with OPMGE. There is no assurance we that we will be able to raise such sufficient funds to enter into such new Scope of Work.

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with Ray Wright, for the position of president of GIE, for a term of five years with compensation of $90,000 per year. In September 2014, Mr. Wright’s employment agreement was amended to increase his annual pay to $180,000. By its terms, Mr. Wright’s employment agreement automatically renewed on August 12, 2018 and 2019, for a successive one-year periods. During the twelve-months ended December 31, 2019, we paid and/or accrued a total of $180,000 for this fiscal year under the terms of the agreement. Mr. Wright is also the chairman of our Board of Directors.

Effective May 10, 2018, we entered into employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were virtually identical to each other. Both Mr. Olynick as President, and Mr. Jones, as Chief Financial Officer, are to earn a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Olynick’s and Mr. Jones’ agreement are in effect, they are entitled to receive a bonus equal to at least $35,000 per year. Both Mr. Olynick and Mr. Jones each received a grant equal to 250,000 shares of Common Stock at the start of their employment, with such shares of Common Stock vesting immediately. Mr. Olynick and Mr. Jones are and were each also entitled to participate in the Company’s benefit plans, if and when any such plans exist. The foregoing summary of Mr. Olynick’s and Mr. Jones’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreements by and between Mr. Olynick, Mr. Jones and our Company, dated Mary 10, 2018, copies of which are filed as Exhibits 10.39 and 10.40 to this Form 10-K and incorporated by reference herein.

Mr. Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Upon his resignation, we agreed to pay the balance of his Employment Agreement then due and owing over time. Accordingly, we accrued $110,084 for the balance of his Employment Agreement, against which we have paid $15,000, leaving a balance remaining of $95,084 for the year ending December 2019. In addition, Mr. Olynick had previously entered into a consulting agreement (the “Olynick Agreement”) to provide general advisory services with us on April 18, 2019, and which included terms for payment of billable time at $40.00 per hour, plus approved expenses. The Olynick Agreement was terminated when Mr. Olynick became President of the Company on May 10, 2018. We have accrued $24,740 in expenses related to such prior consulting agreement expenses. See Exhibit 10.42 incorporated by reference herein.

Effective April 1, 2019, we entered into an employment agreement with Thomas Phillips, Vice President of Operations, for a term of 12 months with compensation of $120,000 per year. Mr. Phillips reports to the President of GIE. Pursuant to his employment agreement, Mr. Phillips is entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, with such shares having been issued in February 2020. In addition, Mr. Phillips is entitled to certain additional stock grants based on our performance during the term of his employment, and to participate in our benefit plans, if and when such plans become available. The foregoing summary of the Mr. Phillips’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreement by and between Thomas Phillips and our Company, dated April 1, 2019, a copy of which is filed as Exhibit 10.53 to this Form 10-K and incorporated by reference herein.

Effective April 1, 2019, we entered into an employment agreement with Ryan Turner for a term of 12 months with compensation of $80,000 per year, to manage our business development and investor relations. Mr. Turner reports to the President of our Company. Pursuant to his employment agreement, Mr. Turner is entitled to a no-cost grant of common stock equal to 2,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, with such shares having been issued in February 2020. Mr. Turner is also entitled to certain additional stock grants based on our performance during the term of his employment and to participate in our benefit plans, when and if such plans become available. The foregoing summary of the Mr. Turner’s employment agreement is qualified in its entirety by its reference to the actual true and correct Employment Agreement by and between Ryan Turner and our Company, dated April 1, 2019, a copy of which is filed as Exhibit 10.58 to this Form 10-K and incorporated by reference herein.

Consulting Agreements

On November 28, 2017, we entered into the Chisos Agreement with Chisos for public relations, consulting and corporate communications services. The initial payment was 1,800,000 shares of our Common Stock. Additional payments were to be made upon our Common Stock reaching certain price points over an extended period. Due to a breach of the Chisos Agreement by Chisos, on June 22, 2018, our Board of Directors voted to terminate the Chisos Agreement. Based on the termination, all warrants to purchase our Common Stock were cancelled. Chisos sued us for breach of contract. The Company vigorously defended itself and the litigation was dismissed without prejudice on November 19, 2019. A copy of the court’s dismissal is incorporated by reference as Exhibit 10.61. For more information, see Note 11 – Legal Matters on page F-19 to our Financial Statements.

On September 7, 2018, Wildcat, a company controlled by Shareholder Gleason, filed suit against us alleging claims arising from the Gleason Agreement, seeking to recover monetary damages, interest, court costs, and attorney’s fees. In a separate lawsuit, Wildcat filed suit claiming that the Company breached that certain Promissory Note dated on or about November 13, 2017, entered into between Wildcat as lender and Greenway as borrower, and as a result Wildcat initiated an action in County Court at Law No. 2 of Tarrant County, Texas, Cause No. 2018-006416-2. On March 6, 2019, we entered into a Rule 11 Agreement with Gleason settling both disputes, a copy of which is filed as Exhibit 10.52 to this Form 10-K and incorporated by reference. Pursuant to the Rule 11 Agreement, the parties agreed to abate both cases until the earlier of a default of the performance of the Rule 11 Agreement or October 30, 2019, whichever be sooner. The Rule 11 Agreement provided that if we timely performed through October 15, 2019, the parties would file a joint motion for dismissal and present agreed orders of dismissal with prejudice for both lawsuits. The Company performed in all regards under the Rule 11 Agreement, however Gleason refused to sign the Wildcat Settlement Agreement at the point of the Company’s having performed its obligations. The parties’ respective counsels then mutually agreed to extend the original October 15, 2019 settlement date until at least the end of the year while the parties waited for Gleason’s signature. Gleason signed the Compromise Settlement and Release Agreement on February 4, 2020, and all litigation was dismissed by the Court on February 25, 2020. A copy of the Dismissal is incorporated by reference as Exhibit 10.59. Note 11 – Legal Matters and Note 12 – Subsequent Events” to our Financial Statements on pages F-19 and F-21 respectively.

Paul Alfano, a director and greater than five percent (5%) shareholder entered into a consulting agreement with us on April 19, 2018 via Alfano Consulting Services (the “Alfano Agreement”), to provide board and senior management advice, including but not limited to corporate strategy, SEC regulatory adherence, sales and marketing strategies, document and presentation preparation and fund-raising support. Terms included payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. A copy is available by Exhibit 10.44 incorporated by reference herein. The Alfano Agreement was terminated when Mr. Alfano became a director in June 2019. Prior to becoming a Director, Mr. Alfano had made a claim against us, providing written support using two different total payment amounts, which the Company disputed as incorrectly calculated at the time. Prior to becoming a Director, the Company and Mr. Alfano resolved such disputed amounts and we accrued Consulting Fees of $94,038 for all prior periods through the year ending December 31, 2019. There is no payment schedule agreed to by the parties, and such accrued expenses will be paid only when the Company has sufficient liquidity to make such payment, or unless or until the parties agree to some other form of payment provision, up to and including the conversion of the accrued expenses to stock or direct forgiveness by Alfano Consulting Services.

Other

Pursuant to the GIE Acquisition Agreement in August 2012, we agreed to: (i) issue an additional 7,500,000 shares of Common Stock when the first portable GTL unit is built and becomes operational, and is capable of producing 2,000 barrels of diesel or jet fuel per day, and (ii) pay a 2% royalty on all gross production sales on each unit placed in production, or one percent (1%) each to the founders and previous owners of GIE. On February 6, 2018, and in connection with a settlement agreement dated April 5, 2018, by and between the Greer Family Trust and us, which is the successor in interest one of the founders and prior owners of GIE, F. Conrad Greer (“Greer”), (the “Trust”, and such settlement agreement the “Trust Settlement Agreement”), we issued 3,000,000 shares of Common Stock and a convertible promissory note for $150,000 to the Trust in exchange for: (i) a termination of the Trust’s right to receive 3,750,000 shares of Common Stock in the future and 1% of the royalties owed to the Trust under the GIE Acquisition Agreement; (ii) the termination of Greer’s then current employment agreement with GIE; and (iii) the Trust’s waiver of any future claims against us for any reason. A copy of the Trust Settlement Agreement and related promissory note dated April 5, 2018, by us in favor of the Trust is filed as Exhibit 10.36 to this Form 10-K and incorporated by reference herein.

As a result of the transactions consummated by the Trust Settlement Agreement, we are committed to issue a reduced number of 3,750,000 shares of Common Stock and 1% of the royalties due on production of our GTL operational units to Ray Wright, the other founder and prior owner of GIE, pursuant to the GIE Acquisition Agreement.

Mining Leases

We have a minimum commitment during 2020 of approximately $11,160 for our annual lease maintenance fees due to Bureau of Land Management (“BLM”) for the Arizona Property, with such payment due by September 1, 2020. There is no actual lease agreement with the BLM, but we file an annual maintenance fee form and pay fees to the BLM to hold our claims.

Financing

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the year ended December 31, 2019, we received $1,302,188 in related party loans from Mabert, acting as agent for various lenders to the Company. See also Note 5 – Term Notes Payable and Notes Payable Related Parties on page F-11 to our Financial Statements.

In the year ended December 31, 2019, we received $51,019 in advances from three of our directors, Ransom Jones, Kent Harer and Kevin Jones, in the amounts of $25,000, $25,000 and $1,019 respectively, which have been accrued as Advances - related parties for the period.

In June 2019, Michael Wykrent, a director purchased 1,200,000 shares of our Rule 144 restricted Common Stock, par value $.0001 per share for $60,000 in a private sale.

In September 2019, we sold 4,000,000 shares of our Rule 144 Common Stock, par value $.0001 per share for $200,000 to an accredited investor in a private sale.

In December 2019, we sold 1,250,000 shares of our Rule 144 Common Stock, par value $.0001 per share for $100,000 to an accredited investor in a private sale.

We have also received loans from external lenders. In January 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with PowerUp Lending Group, Ltd., a Virginia corporation (“PowerUp”), that specializes in making funding commitments to small-cap public companies. PowerUp has agreed to provide up to $1,000,000 to us over a twelve (12) month period, subject to period determined stock price and trading attributes, and we have received $171,000 during the first quarter of 2020 under this from of Purchase Agreement. The Purchase Agreement contains customary representations and warranties, covenants, and conditions to closing. The foregoing description of the Purchase Agreement and the Notes do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement and the Notes, which are filed herewith as Exhibits 10.63 - 10.66, respectively, and incorporated herein by reference. See also Note 12 – Subsequent Events on page F-21 to our Financial Statements.

On July 25, 2019, a Trustee for the Greer Trust sent notice to the Company of their election to convert all unpaid principal and accrued interest of $183,220 due under the Greer Note. The conversion price as calculated according to the Note’s terms was $0.0469 per share, resulting in a conversion of the Note and accrued interest into 3,906,610 shares of the Company’s common stock. These shares were issued in the first quarter of 2020. See Note 6 – Other Notes Payable on page F-13 to our Financial Statements herein below.

On December 20, 2018, the Company issued a convertible promissory note for $166,667, payable by December 20, 2020. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 – Other Notes Payable on page F-13 to our Financial Statements herein below.

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Impact of Inflation

While we are subject to general inflationary trends, including for basic manufacturing production materials, our management believes that inflation in and of itself does not have a material effect on our operating results. However, inflation may become a factor in the future. However, subsequent to year end 2019, the COVID-19 virus and its current extraordinary impact on the world economy has reduced oil consumption globally, decreasing crude oil prices, to levels not seen since the early 1980’s. The economics of GTL conversion rely in part on the arbitrage between oil and natural gas prices, with economic models for many producers, including our own models, using a range of $30-60/bbl (for WTI or Brent Crude as listed daily on the Nymex and ICE commodities exchanges) to determine relative profitability of their GTL operations. While the COVID-19 virus may run its human course in the near term, we believe (as many others in the U.S. government and media believe), that the economic impacts will be long lasting and for all practical matters, remain largely unknown at this time.

Off-Balance Sheet Arrangements

During the year ended December 2019, we entered into a revenue interest research and development venture with Mabert and an employee, Tom Phillips, OPMGE. We account for our participation under the Equity Method, as further defined herein below, whereby we may be subject to future gains and losses that are reasonably likely to have an effect on our reported results of operations and liquidity. We are not required to invest, participate in any of the ongoing costs, financing or capital expenditures made by OPMGE. We advanced $387,847 to OPMGE which we have accrued as a related party receivable and expect to be paid such advances as OPMGE receives expected financing and ramps up its operations in 2020.

Critical Accounting Policies and Estimates

Our Financial Statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Preparing our Financial Statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition and impairment of long-lived assets.

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Sales will be recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded.

We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

We believe that the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued Accounting Standard 606 – Revenue from Contracts with Customers, as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We adopted the guidance on January 1, 2018 and applied the cumulative catch-up transition method. The transition adjustment to be recorded to stockholders’ deficit upon adoption of the new standard did not have a material effect upon the consolidated financial statements.

The Company has not, to date, generated any revenues.

Equity Method Investment

On August 29, 2019, we entered into a research and development venture, OPMGE, with Mabert and an employee, Tom Phillips. We contributed a limited license to use our proprietary and patented GTL technology and a working G-Reformer refractory unit, for no actual cost basis, in exchange for 300 membership units in OPMGE, equating to an approximately a 42.8% current interest in OPMGE, pending the expected issuance of an additional 300 membership units, equating to a net 30% ownership interest in OPMGE at that time. There is no book or asset value attributed to the contributed technology. We evaluated our interest in OPMGE and determined that we do not control OPMGE. We account for our interest in OPMGE via the equity method of accounting. To our knowledge, at December 31, 2019, OPMGE had no material activity as of such date. As described in “Note 9 – Related Party Transactions” in our Financial Statements, we maintain a related party receivable from OPMGE related to advances made to assist in certain capital expenditures. We expect to fully recover the receivable once OPMGE operations ramp up in 2020.

Stock-Based Compensation

Accounting Standard 718, “Accounting for Stock-Based Compensation” (“ASC 718”) established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. In January 2006, we implemented ASC 718, and accordingly, we account for compensation cost for stock option plans in accordance with ASC 718. We account for share-based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Use of Estimates

The preparation of our Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our Financial Statements and the reported amount of revenue and expenses during the reported period. Actual results could differ materially from the estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 3-months or less to be cash equivalents. There were no cash equivalents at December 31, 2019, or December 31, 2018. Unless otherwise indicated, all references to “dollars” in this Form 10-K are to U.S. dollars.

Income Taxes

We account for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires that we recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

We have adopted the provisions of FASB ASC 740-10-05, Accounting for Uncertainty in Income Taxes (“ASC 750-10-05”). ASC 750-10-05 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC 750-10-05 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Open tax years, subject to IRS examination include 2014 – 2018.

Net Loss per Share, Basic and Diluted

We have adopted Accounting Standards Codification Subtopic 260-10, Earnings per Share, specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. Shares of Common Stock issuable upon the exercise of warrants (10,857,737), shares of Common Stock convertible for debt (2,083,333) and shares of Common Stock outstanding but not yet issued (6,000,986) have been excluded as a Common Stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. ASC 815 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

See Note 6 – Other Notes Payable on page F-13 to our Financial Statements for a more detailed description regarding our current convertible notes payable and warrants.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents, and trade receivables. We place our cash and temporary cash investments with high -credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

Recently Issued Accounting Pronouncements

In September 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” ASU No. 2014-10 removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, ASU 2014-10 adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to our current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). We adopted this pronouncement as of January 1, 2019.

FASB’s new lease accounting standard, Accounting Standards Update No. 2016-02, Leases (Topic 842), as provided by FASB in ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, whereby we would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, will be applied to any new leases we enter into where this standard would otherwise apply. We do not have any lease agreements where such lease accounting standards would apply.

Impact of New Accounting Standards

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operation, financial position or cash flows. Based on that review, we believe that none of these pronouncements are expected to have a significant effect on our Financial Statements.

Subsequent Events

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact our operations, ability to obtain financing or future financial results is uncertain.

On September 7, 2018, Wildcat, a company controlled by a shareholder Gleason, filed suit against the Company, alleging claims arising from a prior consulting agreement entered into by the parties dated August 24, 2017, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On September 27, 2018, Wildcat filed a second suit against the Company alleging claims arising from a Promissory Note between the Parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. The parties negotiated a settlement, as described in the related Rule 11 Agreement, incorporated by reference as Exhibit 10.52. Gleason signed the Compromise Settlement and Release Agreement on February 4, 2020, and the Parties filed a Joint Motion for Dismissal and Agreed Orders of Dismissal with prejudice for both lawsuits, such Motion and Order accepted by the Court on February 25, 2020. A copy of the Dismissal is incorporated by reference as Exhibit 10.59.

On January 24, 2020, the Company entered into its a Securities Purchase Agreements (the “Purchase Agreement”), by and between the Company and PowerUp Lending Group, Ltd., a Virginia corporation (“PowerUp”), whereby PowerUp purchased, and the Company sold, a Convertible Promissory Note, dated January 24, 2020, by and between the Company and PowerUp (the “Note”), in exchange for a cash purchase price of $118,000.00. PowerUp has agreed to provide up to $1,000,000 to the Company under the same and substantially similar terms (term dates change with each agreement) over a twelve-month period, subject to period determined stock price and trading attributes. The Purchase Agreement contains customary representations and warranties, covenants, and conditions to closing. The foregoing descriptions of the Purchase Agreement and the Notes do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement and the Notes, which are filed herewith as Exhibits 10.63 - 10.66, respectively, and incorporated herein by reference. See also Note 12 – Subsequent Events on page F-21 to our Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule12b-2 of the Securities Exchange Act of 1934 and Item 10(f)(1) of Regulation S-K, we are not required to provide information requested by this item.

Item 8.	Financial Statements and Supplementary Data.

Our Financial Statements and related notes are included as part of this Form 10-K as indexed in the appendix on page F-1, et seq.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

At no time have there been any disagreements with our accountants regarding any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and our principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In the year ending December 2019, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer, have concluded that as of December 31, 2019, our internal control over financial reporting was ineffective.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2019, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of December 31, 2019, our internal control over financial reporting was ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the year ended December 31, 2019, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of six directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

We are continuing the process of remediating our control deficiencies. However, the material weakness in internal control over financial reporting that have been identified will not be remediated until numerous new internal controls are implemented and operate for a period of time, are tested, and we are able to conclude that such internal controls are operating effectively. We cannot provide assurance that these procedures will be successful in identifying material errors that may exist in our Financial Statements. We cannot make assurances that we will not identify additional material weaknesses in our internal control over financial reporting in the future. Our management plans, as capital becomes available to us, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting and financial professionals.

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

Our management believes that the material weaknesses set forth above did not have a material effect on our financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on our Board of Directors results in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures and could potentially have an impact our financial statements.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of our executive officers, directors and key employees as of the date of this report. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board of Directors, or his successor is elected and qualified. Directors are elected annually by our Shareholders at the annual meeting of the Shareholders. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position	Director
Raymond Wright	83	Chairman of the Board, President of GIE, and Director	2016
Ransom Jones	71	Director, Chief Financial Officer, Secretary and Treasurer	2016
Kevin Jones	55	Director	2016
Kent Harer	63	Director and President (Interim)	2017
Paul Alfano	64	Director (Independent)	2019
Michael Wykrent	76	Director (Independent)	2019
Thomas Phillips	52	Vice President of Operations for GIE	—

The members of our Board of Directors are subject to change from time to time by the vote of our Shareholders at special or annual meetings to elect directors. Our current Board of Directors consists of six directors, who have expertise in our business. No date for the next annual meeting of Shareholders is specified in our bylaws or has been fixed by the Board of Directors. Officers are elected annually by the directors. The term of office of each officer ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of Shareholders, or until such time when such officer’s successor is elected and qualified.

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

Whenever the holders of any class or classes of stock or any series thereof are entitled to elect one or more directors pursuant to any resolution or resolutions of the Board of Directors, vacancies and newly created directorships of such class or classes or series thereof may generally be filled by a majority of the directors elected by such class or classes or series then in office, or, by a sole remaining director so elected or by the unanimous written consent, or, the affirmative vote of a majority of the outstanding shares of such class or classes of stock or any series thereof, entitled to elect such director or directors.

Ransom Jones and Kevin Jones are brothers. Otherwise, there are no other family relationships among our directors and officers.

We may employ additional management personnel, as our Board of Directors deems necessary. We have not identified or reached an agreement or understanding with any other individuals to serve in management positions.

Directors and Officers Biographies

Raymond Wright - Chairman of our Board of Directors, Co-Founder and President of our wholly owned subsidiary, GIE

Mr. Wright has been a Director since March 6, 2016 and was elected by the Board as Chairman in 2017, while also serving as the President of GIE since August 2012. Mr. Wright was the co-founder of DFW Genesis with F. Conrad Greer, in 2009, where he began working on current natural gas GTL processes until 2012, when he and the late Mr. Greer formed GIE to continue working on a new GTL solution, which has gone on to become the basis of our proprietary G-Reformer technology. Previously, Mr. Wright worked with Dallas-based Texas Instruments (TI) managing operations and opening up new markets for TI in England. He developed and built a materials manufacturing facility for TI’s European operation and introduced TI’s Light Sensor technology in Europe. Mr. Wright was asked to join the Board of Directors due to his specific experience in the GTL industry, his early contributions and leadership to our GTL technology, and his general business, management and analytical skills. He received an undergraduate degree in Accounting from Southern Methodist University.

Kenton Harer – Director and President (Interim)

Kenton J. Harer joined our Board of Directors on February 3, 2017 and was appointed by our Board of Directors serve as our interim President on July 19, 2019, as reported on our Current Report on Form 8-K, filed with the SEC on July 23, 2019, which is incorporated by reference herein. Mr. Harer has over 35 years of industrial gas experience, starting his career working for the oilfield division of LTV Corporation in 1981, and in 1984, began working with industrial gas, where he developed an extensive knowledge of the industrial gas business and the various technologies of the diverse industries it serves. He has been and remains an instrumental part of the North Texas business operations of world-renowned French company Air Liquide in the United States. In his capacity at Air Liquide, Mr. Harer was directly involved in the development of the original G-Reformer technology and was instrumental in negotiating certain agreements between Air Liquide and us that allowed us to further develop and begin commercialization such technology. Mr. Harer was asked to join the Board of Directors due to his significant experience in the industrial gas industry, his early contributions and leadership to our GTL technology, and his general business, investment and analytical skills. He graduated from the University of South Dakota with a Bachelor of Science in Business Administration in 1980.

Ransom Jones – Director, Chief Financial Officer, Secretary and Treasurer

Ransom B. Jones has served as a director since March 6, 2016, was our Interim Chief Executive Officer and President from January 2016 to April 2017, and became our Chief Financial Officer, Secretary and Treasurer on May 10, 2018. Mr. Jones has over 45 years of diverse business experience. He is a retired partner of KPMG Peat Marwick and former Chief Financial Officer of two publicly traded corporations, Western Preferred Corporation and El Paso Refining, Inc. He has also served as an officer of some of the largest and most prestigious global financial institutions including Goldman Sachs, Citicorp, ABN-AMRO Bank, and AIG. Mr. Jones was asked to join the Board of Directors due to his significant senior executive management and deep accounting practice experience, general business, investment and superior analytical skills. He graduated from the University of Texas at El Paso in 1971 with a BBA, Accounting.

Kevin Jones - Member of our Board of Directors

Kevin Jones has served as a member of our Board of Directors since March 7, 2016. Mr. Jones founded Dallas-based All Commercial Floors (“ACF”) in 1999 and is responsible for its overall operations. Under his leadership, ACF has grown from a two-person business to one of the largest and most respected commercial flooring companies in the country with offices throughout the United States, and with annual sales exceeding $65 million. Mr. Jones was asked to join the Board of Directors due to his business, investment, vision and analytical skills, as well as his many relationships with senior political members of Congress and Washington in general. Mr. Jones attended Texas Tech University in Lubbock, Texas. Ransom B. Jones and Kevin Jones are brothers.

Paul Alfano – Director (Independent)

Paul Alfano joined our Board of Directors June 26, 2019. Mr. Alfano is a greater than 5% Shareholder and has served as a consultant to us since 2016, until he became a director in 2019. He has extensive leadership experience in Silicon Valley and currently runs his own consulting firm based in Rochester, NY. Mr. Alfano has led worldwide sales and business development teams, alliances and joint ventures while at Hewlett-Packard (“HP”), Network Appliance and Portal Software (acquired by Oracle). He has worked with “C-Level” Fortune 50 Executives throughout his career. Most notably Mr. Alfano had a successful 25-year career at HP Headquarters (Palo Alto, CA), with his last assignment as Director of Worldwide Sales & Business Development for the HP-Cisco Alliance, ending in 2007. He reported to the senior management teams at both HP & Cisco. Mr. Alfano also led HP’s SBC-PacBell account team for many years, which was one of HP’s largest and most profitable. Mr. Alfano was asked to join the Board of Directors due to his specific sales skills, and for his general business, management and analytical skills. He is a graduate of St. John Fisher College (Rochester, NY) having earned a BS in Marketing, as well as an MBA in Finance from Rochester Institute of Technology.

Michael Wykrent - Director (Independent)

Michael Wykrent was elected to serve as a member of our Board of Directors June 26, 2019. Mr. Wykrent is a major Shareholder and has been an advisor to the Board since 2012. Mr. Wykrent retired from United Parcel Service (“UPS”) after a 27-year career working in Human Resources as a Region Communications Manager. When he began his career at UPS, the company was comprised of only a few thousand managers. By the end of his career, UPS had become a world-wide service provider, with over 481,000 employees. Mr. Wykrent helped open new operating areas as UPS was expanding and also headed up region employee opinion surveys and coordinated the charitable contributions throughout the southwest. His duties brought him into contact with management and employees working in package sorting and delivery operations, labor relations, engineering, accounting, air operations, fleet rentals, vehicle maintenance, legal, customer service, delivery information and loss prevention. Mr. Wykrent was asked to join the Board of Directors due to his sales, business, management and analytical skills. He served in the Navy for four years in communications and later graduated from Henry Ford College.

Other Key Personnel

Thomas Phillips, age 52, was named Vice President of Operations for GEI in 2018. Mr. Phillips is a highly experienced and accomplished deal-making executive with a successful acquisition and divestiture track record. After starting his career with Lone Star Gas, building and operating pipelines and natural gas processing plants, Mr. Phillips joined JP Morgan FCS/Financial Computer Software (a spinoff of Highland Capital Management). After that group was purchased, Mr. Phillips was asked to join the senior management team at BCR Environmental/NuTerra Management LLC, a municipal wastewater treatment technology company and related solutions provider. Early in 2017, Mr. Phillips was brought aboard to guide our GTL engineering operations. Mr. Phillips holds a Bachelor of Science in Industrial Engineering from and is designated as a Distinguished Alumnus of Texas A&M University.

Committees of the Board

On June 22, 2018, pursuant to the authority granted to our Board of Directors in Section 2.10 of Article Two of our bylaws, the Board of Directors created an executive committee (the “Executive Committee”). As of the date of this report, the designated directors comprising the Executive Committee include Ray Wright, Kent Harer, Paul Alfano and Ransom Jones. The Executive Committee may consider and review any and all such matters or issues it deems necessary coming before us and take such further lawful actions as it determines to be consistent with its responsibilities. Given our small size, with the exception of the Executive Committee, our entire Board of Directors participates in all of the considerations with respect to our audit, compensation and nomination deliberations.

The responsibilities of other committees now or to be adopted in the future are currently are fulfilled by our Board of Directors and all of our directors participate in such responsibilities, two of whom are “independent” as defined in the listing standards of the Nasdaq Stock Market, Inc., which states in part, that, “that an independent director must not be an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”

Audit Committee

Our entire Board of Directors currently performs the functions of an audit committee, but no written charter governs the actions of our Board of Directors when performing the functions of what would generally be performed by an audit committee. Our Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, our Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. At the present time, Ransom Jones, our Chief Financial Officer and one of our directors, is considered to be our expert in financial and accounting matters.

Nomination Committee

Due to our size and the size of our Board of Directors, we do not require a separate nominating committee at this time. When evaluating director nominees, our directors consider the following factors:

●	The appropriate size of our Board of Directors;

●	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of our Board of Directors;

●	Experience in political affairs;

●	Experience with accounting rules and practices; and

●	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new members of our Board of Directors.

Our goal is to assemble a Board of Directors that brings together a variety of perspectives and skills derived from high-quality business and professional experience. In doing so, our Board of Directors will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although our Board of Directors may also consider such other factors as it may deem are in our best interests as well as the interests of our Shareholders. In addition, our Board of Directors identifies nominees by first evaluating the current members of our Board of Directors willing to continue in service. Current members of our Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of our Board of Directors does not wish to continue in service or if our Board of Directors decides not to re-nominate a member for re-election, our Board of Directors then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of our Board of Directors are polled for suggestions as to individuals meeting the criteria described above. Our Board of Directors may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third-party search firm, if necessary. Our Board of Directors does not typically consider Shareholder nominees, because it believes that our current nomination process is sufficient to identify directors who serve our Shareholders’ best interests.

As approved by our Shareholders at a Special Shareholders meeting (“Special Shareholders Meeting”) held on December 11, 2019, we amended our Certificate of Formation (fka Articles of Incorporation) to change the voting requirements specifying that the vote required to approve certain actions before our Stockholders, including “fundamental actions,” as defined by Texas Business Organizations Code (the “TBOC”) Section 21.364, and “fundamental business transactions,” as defined by TBOC Section 1.002(32). See our Form 8-K filed December 16, 2019 for more detailed information, incorporated by reference herein.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act (“Section 16(a)”) requires our officers, directors and persons who beneficially own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file.

Based solely on the Section 16(a) reports received by us, the transaction report of transactions in our Common Stock supplied by our Transfer Agent, and our Shareholders list as of December 31, 2019, there were four delinquent Section 16(a) reports (a Form 3 and Form 5 for Paul Alfano, a director, and a Form 4 and Form 5 for Kevin Jones, a director) for the fiscal year ended December 31, 2019.

Communication with Directors

Shareholders and other interested parties may contact any of our directors by writing to them at Greenway Technologies, Inc. at 1521 N. Cooper Street, Suite 205, Arlington, TX 76011. Attention: Secretary.

Our Board of Directors has approved a process for handling letters received by us and addressed to any of our directors. Under that process, one of our officers reviews all such correspondence and regularly forwards to the directors a summary of all such correspondence, together with copies of all such correspondence that, in the opinion of such officer, deal with functions of our Board of Directors or committees thereof or that he otherwise determines requires their attention. Directors may at any time review a log of all correspondence received by us that are addressed to members of the board and request copies of such correspondence.

Conflicts of Interest

With respect to transactions involving real or apparent conflicts of interest, we have adopted written policies and procedures, which require that the: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval; and (ii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have adopted a written code of business conduct and ethics (our “Code of Ethics”), which applies to our principal executive officer, principal financial officer, principal accounting officer and all persons providing similar functions. Our Code of Ethics is designed to deter wrongdoing and to promote:

●	honest and ethical conduct;
●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements;
●	compliance with applicable laws, rules and regulations;
●	the prompt reporting violation of the code; and
●	Ongoing accountability for adherence to our Code of Ethics.

A copy of our Code of Ethics is provided in Exhibit 14.1, incorporated by reference herein. We will also provide a copy of our Code of Ethics free of charge upon request to any person submitting a written request to our Secretary.

Item 11.	Executive Compensation.

Summary of Cash and Certain Other Compensation

At present, we have four executive officers, Messrs. Wright, Harer, R. Jones, and Phillips.

Summary Compensation Table

The following table sets forth the compensation for our named executive officers for each of the two completed fiscal years ended December 31, 2019, and December 31, 2018:

Officers Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equiy Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Ray Wright (1)	2018	180,000	-	-	-	-	-	-	180,000
	2019	180,000	-	-	-	-	-	-	180,000
Kent Harer (2)	2019	-	-	-	-	-	-	-	-
Ransom Jones (3)	2018	120,000	35,000	25,000	-	-	-	-	180.000
	2019	120,000	35,000	-	-	-	-	-	155.000
Tom Phillips (4)	2019	120,000	-	270,000	-	-	-	-	390,000
Patrick Six (5)	2018	5,000	-	-	-	-	-	-	5,000
	2019	-	-	-	-	-	-	-	-
John Olynick (6)	2018	120,000	35,000	25,000	-	-	-	-	180,000
	2019	75,084	35,000	-	-	-	-	-	110,084

(1)	Mr. Wright was named President of GIE in 2012, then elected as corporate secretary and Treasurer on January 4, 2017. On January 4, 2017, Mr. Wright received 10,000,000 shares of our Common Stock valued at $0.14 per share. Mr. Wright resigned as corporate secretary on June 22, 2018, after being elected Chairman of our Board of Directors.
(2)	Mr. Harer was appointed interim President upon the resignation and departure of John Olynick in July 2019. Mr. Harer has not taken a salary or any other form of compensation since his appointment. Mr. Harer does not have an employment agreement and serves at the pleasure of our Board of Directors.
(3)	Mr. Jones was interim chief executive officer, effective January 14, 2016, and president from August 4, 2016, through April 24, 2017. On January 4, 2017, Mr. Jones received 3,500,000 shares of our Common Stock valued at $0.14 per share. On October 2, 2016, Mr. Jones received 375,000 shares of our Common Stock valued at $0.10 per share. Mr. Jones was hired as Chief Financial Officer and Secretary on May 10, 2018 and received 250,000 shares of our Common Stock valued at $0.10 per share as a component of his employment agreement.
(4)	Mr. Phillips entered into an employment agreement with our Company effective January 1, 2019, as Vice President of Operations, reporting to the President of GIE, for a term of 15 months with compensation of $120,000 per year. The agreement automatically renews for successive 1-year periods. Phillips also received a no-cost grant of 4,500,000 shares of our Common Stock, such shares being issued in February 2020.

(5)	Mr. Six was elected as chief executive officer on April 24, 2017. Mr. Six resigned as President and CEO on May 10, 2018, and as a director on February 19, 2019, and was due no further compensation.
(6)	Mr. Olynick was hired as president on May 10, 2018 and received 250,000 shares of our Common Stock valued at $0.10 per share as a component of his employment agreement. Olynick resigned in July 2019 and is being paid the balance of his contract over time.

Stock awards during the year ended December 31, 2019 were made according to the aggregate date fair value computed in accordance with FASB ASC Topic 718, with such grants being valued as of the closing price of the Company’s stock on effective date of the agreements underlying such grants.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for three of our four named executive officers as of the end of our last completed fiscal year, December 31, 2019. Mr. Phillips was entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, with such shares issued after the year ending December 2019 in February 2020. See Note 12 – Subsequent Events on page F-21 to our Financial Statements.

Director Compensation

Currently, our directors receive no compensation for their participation on our board, board committees or other activities related to the Company. There are no plans by the directors pay retirement benefits to directors or executive officers.

Executive Compensation

Three of our named executives, Ray Wright, Ransom Jones and Tom Phillips have Employment Agreements. Kent Harer, who is a director and is currently serving as our interim President, does not have an employment agreement and receives no compensation for his management roles and responsibilities. Mr. Harer has agreed to this arrangement until a new chief executive is hired by us. Each of the three current employment agreements automatically renew each calendar year, unless a party provides notice of non-renewal before sixty (6) days before each annual period’s end. In addition, each employment agreement provides for payment of the respective executive’s contracted remaining compensation for termination without cause. Mr. Jones was provided with 250,000 shares at the inception of his agreement, and he is due a bonus of $35,000 each year he is employed by us. Mr. Phillips received a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, with such shares issued in February 2020. There were no changes to any of the named executives’ duties as described by their respective employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Securities Beneficial Ownership Table

The following table presents information regarding the beneficial ownership of all shares of our Common Stock as of December 31, 2019:

Beneficial Ownership Table
Directors and Named Executive Officers (14)	Shares of Common Stock Beneficially Owned (1)
	Number	Percent
Paul Alfano(2)	21,250,000	6.8%
Kent Harer (8)	4,000,000	1.3%
Kevin Jones (4)	22,265,142	7.2%
Ransom Jones (9)	4,125,000	1.3%
Raymond Wright (7)	17,500,000	5.6%
Michael Wykrent (10)	10,000,000	3.2%
Thomas Phillips (11)	5,350,000	1.7%

All current Directors and Named Executive Officers as a group (7 persons) (12)	84,490,142	27.2%
John Olynick (13)	250,000	0.1%
		0.0%
5% or Greater Stockholders
Paul Alfano (2)	21,250,000	6.8%
Richard Halden (3)	17,205,911	5.5%
Kevin Jones (4)	22,265,142	7.2%
Randy Moseley (5)	22,178,302	7.1%
D. Patrick Six (6)	15,333,272	4.9%
Raymond Wright (7)	17,500,000	5.6%

1)	Applicable percentages are based on 310,807,400 shares of Common Stock outstanding as of the date of this report on Form 10-K. Beneficial ownership is determined by rules promulgated by the SEC and generally includes voting or investment power with respect to securities. Common Stock underlying options, warrants, and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of year end are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the individuals named in the table has sole voting and investment power with respect to the Common Stock indicated as beneficially owned by such individual. The table includes Common Stock and options, warrants, and convertible notes exercisable or convertible into Common Stock that are either vested or may vest within 60 days of year end.

2)	Paul Alfano. Mr. Alfano is an independent director and greater than 5% Shareholder.

3)	Richard Halden. Mr. Halden is a greater than 5% Shareholder. The total number of shares shown includes Common Stock Halden beneficially owns through various entities and through a spousal interest, as reported by Halden on his most recent Form 4 filed on July 27, 2015. At year-end 2019, Halden was also the beneficial owner of certain securities convertible into Common Stock, including: (a) 2,000,000, 3-year term warrants pursuant to a Severance and Release Agreement by and between the Company and Halden, dated February 1, 2017, since expired without conversion (see Exhibit 10.30 incorporated herein by reference), and (b) 2,083,333 shares pursuant to a Subordinated Convertible Promissory Note, dated December 20, 2017, by and between the Company and Tunstall Canyon Group, LLC, an entity controlled by Halden, filed as Exhibit 10.34 and incorporated herein by reference.

4)	Kevin Jones. Mr. Kevin Jones is a greater than 5% Shareholder and a director. Kevin Jones and Ransom Jones are brothers. Mr. K. Jones has sole voting and dispositive power with respect to 5,250,000 Shares. In addition, the amount of Common Stock beneficially owned by Mr. K. Jones includes: (a) 7,527,113 Shares held by Mabert, in which Mr. K. Jones has an ownership interest and for which he serves as a manager; (b) 8,500,000 Shares owned by Mr. K. Jones’s spouse, Ms. Christine Earley, in which Mr. K. Jones has a spousal interest; and (c) 1,867,843 Shares issuable to Mr. K. Jones pursuant to that certain Loan Agreement by and between Mabert and the Company, dated September 14, 2018, filed as Exhibit 10.49 to the Company’s Form 10-K/A, filed with the SEC on May 13, 2019.

5)	Randy Mosley. Mr. Mosely is a greater than 5% Shareholder, and former officer of the Company, having served as our chief financial officer from May 7, 2011 until November 11, 2016.

6)	D. Patrick Six. Mr. Six is a 5% Shareholder. Mr. Six also served as our president and a director, but resigned from those positions effective as of May 10, 2018, and February 19, 2019, respectively.

7)	Raymond Wright. Mr. Wright is a greater than 5% Shareholder, the chairman of our Board of Directors, and president of GIE our wholly owned subsidiary.

8)	Kent Harer. Mr. Harer is a director and our acting president, making him a named executive officer. The Common Stock beneficially owned by Mr. Harer are those shares immediately issuable upon Mr. Harer’s exercise of a Stock Purchase Warrant, dated January 8, 2018, by and between our Company and Mr. Harer, filed as Exhibit 10.37, and incorporated by reference herein.

9)	Ransom Jones. Mr. Ransom Jones is a director and our chief financial officer, secretary and treasurer, making him a named executive officer. Mr. Jones has sole voting and dispositive power with respect to 250,000 shares of Common Stock. In addition, the amount of Common Stock beneficially owned by Mr. Jones includes 3,875,000 shares owned by Mr. Jones’s spouse, Ms. Jan Jones, in which Mr. Jones has a spousal interest. Ransom Jones and Kevin Jones are brothers.

10)	Michael Wykrent. Mr. Wykrent is an independent director.

11)	Thomas Phillips. Mr. Phillips is Vice President of Operations, and receives more than $100,000 in annual compensation, making him a named executive officer. Mr. Phillips was also contractually entitled to an additional grant of 4,500,000 shares of our Common Stock, such stock being issued after 2019 year end.

12)	All current directors and named executive officers as a group. This ownership includes only the ownership of our current named executive officers and directors.

13)	John Olynick. Mr. Olynick served as our president from May 10, 2018, to July 19, 2019.

14)	Unless otherwise indicated, the address for each of these shareholders is c/o Greenway Technologies, Inc., at 1521 N. Cooper Street, Suite 205, Arlington, TX 76011.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

●	The operation of which may at a subsequent date result in a change in control of the registrant; or
●	With respect to the election of directors or other matters.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Other than as stated herein, there are no other agreements with any of our officers and directors.

After approval given during a properly called special meeting of the Board of Directors, on September 14, 2018, Mabert, which is owned and controlled by our director and Shareholder, Kevin Jones, and his wife Christine Early, entered into a loan agreement with us (the “Loan Agreement”), for the purpose of funding working capital and general corporate expenses of up to $1,500,000 (the “Loan Amount”). With Board of Directors consent, the Loan Amount was subsequently increased to provide up to a total $5,000,000 of availability under the Loan Agreement for us. The Company’s bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones did not vote on this transaction.

Mr. Jones, his wife and Mabert have loaned a total $1,426,056 to the Company and four other Shareholders have loaned the balance of $605,000, pursuant to the Loan Agreement, through the year ending December 31, 2019. These loans are secured by the assets of our Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the Loan Agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by Mabert on behalf of the lenders party to the Loan Agreement. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the Loan Agreement. Mabert did not nor will it receive cash compensation for its efforts.

Mr. Jones, as the owner and managing member of Mabert, is also the managing and control member of OPMGE, a research and development venture in and to which the Company has a significant revenue member interest and has licensed its proprietary GTL technology and equipment. Due to Mr. Kevin Jones’ family relationship as the brother of Mr. Ransom Jones, our CFO, and his control position over Mabert and OPMGE, Mr. Jones is not considered an independent director.

Mr. Michael Wykrent, a director, made loans totaling $425,000 under the Mabert Loan Agreement to us prior to his being elected as a director of the Company. Mabert operates as an agent for various lenders, including Mr. Wykrent, and manages such loans on behalf of the various lenders under the Loan Agreement. Mr. Wykrent was elected as a non-executive director and we believe that Mr. Wykrent remains an independent director, despite having this lending relationship through Mabert, which, in the opinion of the Company’s Board of Directors, would not interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.

Mr. Paul Alfano, a director, was contracted as a consultant by the Company in April 2018 prior to his being elected as a director of the Company, thereupon such consulting contract was terminated. In his consulting role, Mr. Alfano’s total fees never exceeded $120,000 for any prior period. We have accrued a total $94,038 for the fees and expenses that were remaining under his consulting agreement at the time Mr. Alfano was elected as a non-executive director. At the current time, there is no specific timetable for repayment of such accrued expenses and we believe that Mr. Alfano remains an independent director, despite having these accrued prior consulting expenses, which, in the opinion of the Company’s Board of Directors, would not interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.

Three directors, Kevin Harer, Ransom Jones and Kevin Jones made advances of $51,019 to us in the fourth quarter of 2019, in cash amounts of $25,000 and $25,000 respectively, and $1,019 in the form of a non-reimbursed payment for services. Although we expect to repay such advances during fiscal year 2020, actual repayment of such advances is subject to an indefinite timeframe due to our financial condition and circumstances, and each director recognizes that we may not be able to make such repayments on a timely basis.

Director Kevin Jones, through Mabert, acquired a non-operational GTL plant in Wharton, TX in July 2019, and contributed it form a joint venture with us in August 2019, which included a separate interest for one of our key employees, Tom Phillips, who owns a 10% revenue interest, in OPMGE. We agreed to contribute a limited license to our proprietary technology and equipment, and also agreed to share Phillips and other Company personnel with OPMGE, in order for it to complete third party engineering certification. While there are no salaried positions currently being provided by OPMGE, we have no assurance that a salaried position could be offered to Phillips, and that he could find such position better than his role as VP of Operation with us. Further, the substantial 10% revenue interest held by Phillips, allowing him to participate in any future profitability of OPMGE may also provide incentive for him to leave us. The loss of this key employee could cause unforeseen interruptions to our business until such time as a replacement engineer is found and hired by us.

Director Independence

Mr. Alfano and Mr. Wykrent serve as our two independent directors. We use the definition of “independent director” as defined in the listing standards of the Nasdaq Stock Market, Inc. Under this standard, an “independent director” is a person other than an executive officer or employee of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the following persons shall not be considered independent:

●	A director who is, or at any time during the past three years was, employed by the Company;
●	A director who accepted or who has a family member who accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence, other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a family member who is an employee (other than as an executive officer) of the issuer; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation;
●	A director who is a family member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;
●	A director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed five percent of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in the company’s securities; or (ii) payments under non-discretionary charitable contribution matching programs;
●	A director of the issuer who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or
●	A director who is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the registrant’s outside auditor who worked on the company’s audit at any time during any of the past three years.

Under these standards required to an independent director, none of Mr. Harer, Mr. K. Jones, Mr. R. Jones, nor Mr. Wright qualify as independent directors.

We hope to add additional qualified independent members to our Board of Directors at a later date, depending upon our ability to reach and maintain financial stability and/or continuing operations.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Soles, Heyn & Company LLP (“Soles”) and Assurance Dimensions (“Assurance”), our independent auditors for the audit of our financial statements for the years ended December 31, 2019, and December 31, 2018, respectively:

	2019	2018
Audit Fees	$31,690	$38,021
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$31,690	$38,021

Audit Fees billed by Soles were for professional services rendered for the audit of our annual financial statements and review of our interim financial statements for the year ended December 31, 2018 and through March 31, 2019, as well as for their assistance with and review of documents filed with the SEC. Due to the death of a name partner (and our engagement partner), Patrick Heyn, Soles could no longer perform our Company’s audit services, and we transferred to Assurance to complete the remainder of our quarterly filings and 2019 year-end audit, as reported in the Company’s Report 8-K, filed with the SEC on July 24, 2019, and incorporated by reference herein.

Pre-Approval Policy for Services of Our Independent Auditors

Our Board of Directors reviews our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K filings before we file them with the SEC. In addition, our Board of Directors reviews the audit plans and anticipated fees for audit and tax work prior to the commencement of that work. All fees paid to the independent auditors are pre-approved by our Board of Directors. These services may include audit services, audit-related services, tax services and other services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	All financial statements are included in Item 8 of this report.

(b)	All financial statement schedules required to be filed by Item 8 of this report and the exhibits contained in this report are described in Item 8 of this report and are included as indexed in the appendix on page F-1, et seq.

Exhibit No.	Identification of Exhibit
2.1**	Combination Agreement executed as of August 18, 2009, between Dynalyst Manufacturing Corporation and Universal Media Corporation, filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.1**	Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on March 13, 2002, filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.2**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on June 7, 2006, filed as Exhibit 3.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.3**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on August 28, 2009, changing the corporate name to Universal Media Corporation, filed as Exhibit 3.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.4**	Articles of Amendment of Articles of Incorporation of Universal Media Corporation filed with the Secretary of State of Texas on March 23, 2011, changing the corporate name to UMED Holdings, Inc., filed as Exhibit 3.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.5**	Articles of Amendment of Certificate of Formation of UMED Holdings, Inc. filed with the Secretary of State of Texas on June 23, 2017, changing the corporate name to Greenway Technologies, Inc., filed as Exhibit 3.1 to the registrant’s Form 8-K/A on July 20, 2017, Commission File Number 000-55030.
3.6**	Bylaws of Dynalyst Manufacturing Corporation, filed as Exhibit 3.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.7**	Articles of Incorporation of Greenway Innovative Energy, Inc. filed with the Secretary of State of Nevada on July 6, 2012, filed as Exhibit 3.7 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.8**	Bylaws of Greenway Innovative Energy, Inc., filed as Exhibit 3.8 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.9*	Certificate of Amendment to the Articles of Incorporation approved by the Shareholders at the Special Shareholders Meeting on December 11, 2019
10.2**	Purchase Agreement dated as of May 1, 2012, between Universal Media Corporation and Mamaki Tea & Extract, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.3**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.4**	Second Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.5**	Purchase Agreement dated August 29th, 2012, between Universal Media Corporation and Greenway Innovative Energy, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.6**	Purchase Agreement dated as of February 23, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.7**	Asset Purchase Agreement dated as of October 2, 2011, between Jet Regulators, L.C., R/T Jet Tech, L.P. and UMED Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.8**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Kevin Bentley, filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.

10.9**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. Randy Moseley, filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.10**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Richard Halden, filed as Exhibit 10.11 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.11**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Raymond Wright, filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.12**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Conrad Greer, filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.13**	Consulting Agreement dated May 27, 2011, between UMED Holdings, Inc. and Jabez Capital Group, LLC, filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.14**	Promissory Note in the amount of $850,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Southwest Capital Funding, Ltd., filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.15**	Modification of Note and Liens effective as of October 1, 2012, between Southwest Capital Funding, Ltd. and Mamaki Tea, Inc., filed as Exhibit 10.16 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.16**	Second Modification of Note and Liens effective as of December 20, 2012, between Southwest Capital Funding, Ltd., Mamaki Tea, Inc., and Mamaki of Hawaii, Inc., filed as Exhibit 10.17 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.17**	Promissory Note in the amount of $150,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Robert R. Romer, filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.18**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.20**	Promissory Note in the amount of $158,000 dated September 18, 2014, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.20 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.21**	Warrant dated September 18, 2014, for $47,400 worth of UMED Holdings, Inc. shares issued to Tonaquint, Inc., filed as Exhibit 10.21 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.22**	Office Lease Agreement dated October 2015, between UMED Holdings, Inc. and The Atrium Remains the Same, LLC, filed as Exhibit 10.22 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.23**	Warrant dated October 31, 2015, for 4,000,000 shares issued to Norman T. Reynolds, Esq, filed as Exhibit 10.23 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.24**	Promissory Note in the amount of $36,000 dated March 8, 2016, executed by UMED Holdings, Inc. payable to Peter C. Wilson, filed as Exhibit 10.24 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.25**	Convertible Promissory Note in the amount of $224,000 dated May 4, 2016, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.25 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.26**	Severance and Release Agreement by and between UMED Holdings, Inc. and Randy Moseley dated November 11, 2016, filed as Exhibit 10.26 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.27**	Settlement and Mutual Release Agreement dated January 13, 2017, executed by UMED Holdings, Inc. in connection with Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison, filed as Exhibit 10.27 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.28**	Warrant dated February 1, 2017, for 2,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.28 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.29**	Warrant dated February 1, 2017, for 4,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.29 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.30**	Severance and Release Agreement by and between UMED Holdings, Inc. and Richard Halden dated February 1, 2017, filed as Exhibit 10.30 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

10.31**	Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, LLC, and UMED Holdings, Inc., filed as Exhibit 10.31 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.32**	Consulting Agreement by and between the registrant and Chisos Equity Consultants, LLC, as amended on February 16, 2018, and March 19, 2018, filed as Exhibit 10.1 to the registrant’s Form 8-K, on March 21, 2018, Commission File Number 000-55030.
10.33**	Promissory Note in the amount of $100,000 dated November 13, 2017, executed by Greenway Technologies, Inc. payable to Wildcat Consulting Group LLC.
10.34**	Subordinated Convertible Promissory Note in the amount of $166,667 dated December 20, 2017, executed by Greenway Technologies, Inc. payable to Tunstall Canyon Group LLC.
10.35**	Warrant dated November 30, 2017 for 1,000,000 shares issued to MTG Holdings, LTD.
10.36**	Greer Family Trust Promissory Note and Settlement. filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.37**	Warrant dated January 8, 2018 for 4,000,000 shares issued to Kent Harer.
10.38**	Settlement agreement by and between Greenway Technologies, Inc. and Tonaquint, Inc. dated April 9, 2018.
10.39**	Employment agreement with John Olynick, as President, dated May 10, 2018.
10.40**	Employment agreement with Ransom Jones, as Chief Financial Officer, Secretary and Treasurer, dated May 10, 2018.
10.41**	Consulting Agreement with Gary L. Ragsdale, Ph.D., P.E.
10.42**	Consulting Agreement with John Olynick
10.43**	Consulting Agreement with Marl Zoellers
10.44**	Consulting Agreement with Paul Alfano dba Alfano Consulting Services
10.45**	Consulting Agreement with Peter Hauser
10.46**	Consulting Agreement with William Campbell
10.47**	Consulting Agreement with Ryan Turner
10.48**	Amendment on July 30, 2014 to that certain Employment Agreement with Raymond Wright dated August 29, 2012
10.49**	Mabert LLC as Agent Loan Agreement dated September 14, 2018
10.50**	Mabert LLC as Agent Security Agreement dated September 14, 2018
10.51**	Texas UCC-1 filed by Mabert LLC as Agent on October 11, 2018, ending October 10, 2023.
10.52**	Rule 11 Agreement, dated March 6, 2019, pursuant to a mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.53**	Employment agreement with Thomas Phillips, as Vice President of Operations, dated April 1, 2019.
10.54**	Settlement Agreement executed on September 26, 2019 with Southwest Capital Funding, Ltd. to resolve all conflicts related to loan guarantees provided for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison.
10.55**	Limited Liability Company Agreement of OPM Green Energy, LLC, dated August 23, 2019, by and among Greenway Technologies, Inc., a Texas corporation, Mabert, LLC, a Texas limited liability company, Tom Phillips, an individual, and OPM Green Energy, LLC, a Texas corporation.
10.56**	Subscription Agreement dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.57**	Intellectual Property License dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.58*	Employment agreement with Ryan Turner for Business Development and Investor Relations, dated April 1, 2019.
10.59*	Agreed Order of Dismissal with Prejudice, dated February 25, 2020, pursuant to the mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.60*	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Chisos Equity Consultants, LLC for the matters in Cause No. 67-306723-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.61*	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Richard Halden for the matters in Cause No. 352-306721-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.62*	Agreed Order of Dismissal without Prejudice, dated November 26, 2019, pursuant to the mutual settlement of all claims by Greenway Technologies, Inc. against Micheal R. Warner et al (the “Dissident Shareholders”) for the matters in Cause No. DC-19-04207, filed in the District Court in Dallas County, TX on March 26, 2019.
10.63*	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Convertible Promissory Note executed on January 24, 2020.
10.64*	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on January 24, 2020.
10.65*	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd, pursuant to that certain Convertible Promissory Note executed on February 12, 2020.
10.66*	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on February 12, 2020.
14.1**	Code of Ethics for Senior Financial Officers, filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
31.1*	Certification of Kent Harer, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kent Harer, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: April 14, 2020.
	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Harer	Director, President	April 14, 2020
KENT HARER

/s/ Michael Wykrent	Director	April 14, 2020
MICHAEL WYKRENT

/s/ Ransom Jones	Director	April 14, 2020
RANSOM JONES

/s/ Kevin Jones	Director	April 14, 2020
KEVIN JONES

/s/ Paul Alfano	Director	April 14, 2020
PAUL ALFANO

/s/ Raymond Wright	Chairman, President of Greenway Innovative	April 14, 2020
RAYMOND WRIGHT	Energy, Inc.

INDEX TO FINANCIAL STATEMENTS

Greenway Technologies, Inc. and Subsidiaries

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Greenway Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Greenway Technologies, Inc. (the Company) as of December 31, 2019 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses for the year ended December 31, 2019. The Company had a net loss of $3,661,245, accumulated deficit of $30,479,829, net cash used in operating activities of $1,332,528, and had negative working capital of $6,364,485. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2019.

Margate, Florida

April 14, 2020

F-1A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Greenway Technologies, Inc. and Subsidiary

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheet of Greenway Technologies, Inc. and subsidiary (the Company) as of December 31, 2018 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2018, the Company had accumulated losses of $26,818,584, has generated no profit, and may experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Soles, Heyn, & Company, LLP

We have served as the Company’s auditors since 2015.

Soles, Heyn & Company, LLP

West Palm Beach, Florida

April 18, 2019

F-1B

GREENWAY TECHNOLOGIES, INC.

Consolidated Balance Sheet

As of December 31, 2019 and 2018

	December 31, 2019	December 31, 2018

Assets
Current Assets
Cash	$16,043	$73,211
Prepaid expenses	25,000	-
Receivable - related party	387,847	-
Total Current Assets	428,890	73,211

Property & equipment, net	-	-

Total other assets, net of reserve	-	15,000

Total Assets	$428,890	$88,211

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$1,032,680	$738,845
Advances - related parties	51,019	1,100
Accrued severance expense	1,301,964	2,032,102
Accrued expenses	641,518	734,833
Accrued expenses - related parties	1,369,389	118,334
Accrued interest payable (includes related parties interest of $188,267)	256,962	-
Notes payable and convertible notes payable	216,667	410,667
Notes payable - related parties (Net of debt discount of $107,880 and $90,619 respectively)	1,923,176	638,250
Derivative liability – convertible notes	-	103,476
Total Current Liabilities	6,793,375	4,777,607
Long Term Liabilities
Notes Payable - Southwest Capital	525,000	-
Total Long Term Liabilities	525,000	-
Total Liabilities	$7,318,375	$4,777,607

Commitments and contingencies (Note 11)

Stockholders’ Deficit
Common stock 500,000,000 shares authorized, par value $0.0001, 296,648,677 and 286,703,915 outstanding at December 31, 2019 and 2018, respectively. Class B shares eliminated by vote at shareholders meeting on December 11, 2019.	$30,153	$29,101
Additional paid-in capital	22,710,632	22,100,087
Common stock to be issued	857,227	-
Subscription Receivable - Warrants	(7,668)	-
Accumulated deficit	(30,479,829)	(26,818,584)
Total Stockholders’ Deficit	(6,889,485)	(4,689,396)
Total Liabilities & Stockholders’ Deficit	$428,890	$88,211

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Consolidated Statements of Operations

For the years ended December 31, 2019 and 2018

	For the Years Ended December 31,
	2019	2018
Revenues	$-	$-
Expenses
General and administrative	1,988,111	2,255,503
Research and development	441,320	630,518
Total Expense	2,429,431	2,886,021

Operating loss	(2,429,431)	(2,886,021)

Other income / (expense)
Loss on change in fair value of derivative	(64,899)	(34,500)
Interest expense	(443,760)	(126,461)
Settlement gain / (expense) - loan agreement	39,220	(120,000)
Net loss on settlement related to legal matters	(765,000)	(28,000)
Other Miscellaneous Income	2,625	-
Total other income / (expense)	(1,231,814)	(308,961)

Loss before income taxes	(3,661,245)	(3,194,982)
Provision for income taxes	-	-
Net loss	$(3,661,245)	$(3,194,982)

Net loss per share
Basic and diluted net loss per shares	$(0.01)	$(0.01)
Weighted average shares
Outstanding
Basic and diluted	291,502,726	285,638,699

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Deficit

For the years ended December 31, 2019 and 2018

Year ended December 31, 2019
	Common Stock, par value $0.0001		Additional	Common
	Number of shares	Amount	paid-in capital	Stock to be Issued	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2018	286,703,915	$29,101	$22,100,087	$-	$-	$(26,818,584)	$(4,689,396)
Shares issued for Warrant conversions	766,667	76	7,592	-	(7,668)	-	-
Adjustment for incorrectly reported shares	(581,905)	-	-	-	-	-	-
Shares issued for Promissory Note Fees	810,000	81	43,848	-	-	-	43,929
Shares to be issued for Promissory Note Fees	-	-	-	124,852	-	-	124,852
Shares to be issued for Loan Conversion	-	-	-	312,375	-	-	312,375
Shares to be issued for stock-based compensation	-	-	-	420,000	-		420,000
Shares issued in Legal Settlements	2,500,000	250	199,750	-	-	-	200,000
Shares issued for Private Placement	6,450,000	645	359,355	-	-	-	360,000
Net loss for the year ended December 31, 2019						(3,661,245)	(3,661,245)
Balance, December 31, 2019	296,648,677	$30,153	$22,710,632	$857,227	$(7,668)	$(30,479,829)	$(6,889,485)

Year ended December 31, 2018
	Common Stock, par value $0.0001		Additional	Common
	Number of shares	Amount	paid-in capital	Stock to be Issued	Subscription Receivable	Accumulated deficit	Total

Balance, December 31, 2017	287,681,826	$28,771	$20,782,630	$-	$-	$(23,623,602)	$(2,812,201)
Shares issued from stock sales to accredited investors	5,655,253	983	601,517	-	-	-	602,500
Shares issued to settle shareholder obligations	3,000,000	300	329,700	-	-	-	330,000
Shares returned and cancelled for settlement	(11,733,164)	(1,163)	1,163	-	-	-	-
Shares issued for services	500,000	50	49,950		-	-	50,000
Shares issued to settle shareholder disputes	1,600,000	160	207,840	-	-	-	208,000
Equity features embedded in debt issued	-	-	127,287	-	-	-	127,287
Net loss for the year ended December 31, 2018						(3,194,982)	(3,194,982)
Balance, December 31, 2018	286,703,915	$29,101	$22,100,087	$-	$-	$(26,818,584)	$(4,689,396)

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2019 and 2018

	Year Ended
	December 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(3,661,245)	$(3,194,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivatives	64,899	34,500
Amortization of debt discount	151,521	81,833
Net loss on legal settlements, net of cash payments	725,000	28,000
Accrued management fees	-	365,500
Stock based compensation	420,000	50,000
Gain in settlement of convertible note	(39,220)
Bad debt expense	15,000	-
Changes in operating assets and liabilities:
Other Assets	-	5,000
Prepaid expense	(25,000)	157,500
Accrued expenses	722,684	404,407
Accounts payable	293,833	778,806
Net Cash Used in Operating Activities	(1,332,528)	(1,289,436)

Cash flows from investing activities:
Receivable - related parties	(387,847)	-
Net Cash Used in Investing Activities	(387,847)	-

Cash Flows from Financing Activities
Repayment of shareholder advances	-	(51,740)
Proceeds from Notes Payable - related parties	1,302,188	728,869
Payments on other notes payable	(50,000)	(8,500)
Proceeds from sale of common stock	360,000	602,500
Stockholder advances	51,019	-
Net Cash Provided by Financing Activities	1,663,207	1,271,129

Net (Decrease) Increase in Cash	(57,168)	(18,307)
Cash Beginning of Year	73,211	91,518
Cash End of Year	$16,043	$73,211

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$46,452	$789
Cash Paid during the period for taxes	$-	$-
Non-Cash investing and financing activities
Shares issued to settle shareholder obligations	$-	$330,000
Subscription receivables - warrants	$(7,668)	$-
Shares issued for promissory note fees	$168,781	$-
Shares issued for loan conversion (fair value $312,375)	$183,220	$-
Equity features (warrants) embedded in debt issued	$-	$90,620
Shares issued for settlement of accrued legal settlements	$200,000	$208,000

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1 – ORGANIZATION

Nature of Operations

Greenway Technologies, Inc., (“Greenway”, “GTI” or the “Company”) through its wholly owned subsidiary, Greenway Innovative Energy, Inc., is primarily engaged in the research, development and commercialization of a proprietary Gas-to-Liquids (GTL) syngas conversion system that can be economically scaled to meet individual natural gas field/resource requirements. The Company’s proprietary and patented technology has now been realized in Greenway’s recently completed first generation commercial-scale G-ReformerTM refractory unit, a unique and critical component to the Company’s overall GTL technology solution. Greenway’s objective is to become a material direct and licensed producer of renewable GTL synthesized gasoline, diesel and jet fuels, with a near term focus on U.S. market opportunities.

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

To facilitate the commercialization process, Greenway announced in August 2019 that it had entered into an agreement to partially own and operate an existing GTL plant located in Wharton, Texas. Originally acquired by Mabert, a company controlled by director, Kevin Jones, members include OPMGE (a company formed to facilitate the joint venture), Mabert and Tom Phillips, an employee of the Company. The Company’s involvement in the venture is intended to facilitate third-party certification of the Company’s G-Reformer technology, related equipment and technology. In addition, the Company anticipates that OPMGE’s operations will demonstrate that the G-Reformer is a commercially viable technology for producing syngas and marketable fuel products. As the first operating GTL plant to use Greenway’s proprietary reforming technology and equipment, the Wharton joint venture facility is initially expected to yield a minimum of 75 - 100 barrels per day of gasoline and diesel fuels from converted natural gas.

The Company believes that its proprietary G-Reformer is a major innovation in gas reforming and GTL technology in general. Initial tests have demonstrated that the Company’s solution appears to be superior to legacy technologies which are more costly, have a larger footprint and cannot be easily deployed at field sites to process associated gas, stranded gas, coal-bed methane, vented gas, or flared gas, all markets the Company seeks to service. The new plant is anticipated to prove out the economics for the Company’s technology and GTL processes.

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Greenway and its wholly owned subsidiaries. There are no assets, liabilities or operations in the Universal Media Corporation and Logistix Technology Systems subsidiaries identified below. All intercompany transactions and balances have been eliminated in consolidation.

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

Going Concern Uncertainties

The accompanying consolidated financial statements to this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2019, we have an accumulated deficit of $30,479,829. For the year ended December 31, 2019, we incurred a net loss of $3,661,245 and used $1,332,528 in net cash for operating activities. In addition, we had a working capital deficiency of $6,364,485 as of December 31, 2019. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources. Management believes that its current and future plans will enable it to continue as a going concern for the next twelve months from the date of this report.

The accompanying consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Reclassification

Certain amounts for the current year ending December 2019 have been reclassified and are now shown in their own line descriptions on the balance sheet as compared to the prior year, to properly reflect the balances in each category. This includes the reclassification of certain Accrued management fees in 2018 reclassified to Accrued expenses-related parties, Accounts payable and Accrued interest payable for 2019.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Accounting Standards Codification, ASC Topic 360, Property, Plant and Equipment. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized. There were no long-lived assets or impairment charges for the year ended December 31, 2019.

Revenue Recognition

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the guidance on January 1, 2018, its effective date. The Company has not, to date, generated any revenues.

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPM Green Energy, LLC (OPMGE). The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remining 300 of 1,000 member units available. The Company evaluated its interest in OPMGE and determined that the Company does not control OPMGE. The Company accounts for its interest in OPMGE via the equity method of accounting. At December 31, 2019, there was no change in the investment cost of $0. At December 31, 2019, OPMGE had no material activity as of such date. As described in Note 9, the Company maintains a Related Party receivable with OPMGE for $387,847 related to our advancing capital for certain of its capital expenditures. The Company expects to fully recover the receivable once OPMGE operations ramp up in 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include allowance for collectible receivables, derivative liability valuations and deferred tax valuation allowances. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents. Unless otherwise indicated, all references to “dollars” in this Form 10-K are to U.S. dollars. There were no cash equivalents at December 31, 2019 or December 31, 2018.

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

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Open tax years, subject to IRS examination include 2014 – 2019.

Net Loss Per Share, basic and diluted

For the year ended December 2019, the basic loss per share was computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding. Shares issuable upon the exercise of warrants (10,857,737), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (13,000,986) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

For the year ended December 2018, basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of warrants (17,265,893) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company did not have any derivative liabilities as of December 31, 2019. See Note 6 – Other Notes Payable on page F-13 to our Financial Statements herein below for discussion regarding convertible notes payable and warrants.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2019 and 2018:

Description	Level 1	Level 2	Level 3
2019 Derivative Liabilities	$0	$0	$0
2018 Derivative Liabilities	$0	$0	$103,476

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

 The change in the notes payable at fair value for the year ended December 31, 2019, is as follows:

	Fair Value	Change in	Gain		Fair Value
	January 1, 2019	Fair Value	on Settlement	Conversions	December 31, 2019

Derivative Liabilities	$(103,476)	$(64,899)	$39,220	$129,155	$-

The change in the notes payable at fair value for the year ended December 31, 2018, is as follows:

	Fair Value	Change in	New		Fair Value
	January 1, 2018	Fair Value	Convertible Notes	Conversions	December 31, 2018

Derivative Liabilities	$(105,643)	$(2,167)	$0	$0	$103,476

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. At December 31, 2019 and 2018, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit of $250,000. The Company did not have cash on deposit in excess of such limit on December 31, 2019 and 2018.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $441,320 and $630,518 during the years ended December 31, 2019 and 2018, respectively.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulated depreciation at December 31, 2019 and 2018, respectively, are summarized as follows:

	Range of
	Lives in Years	2019	2018
Equipment	5	2,032	2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	0

Depreciation expense for the year ended December 31, 2019 and 2018.		$0	$0

NOTE 5 – TERM NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Term notes payable consisted of the following at December 31, 2019 and 2018;

	2019	2018

Secured notes payable at 18% per annum related to the Mabert LLC as Agent Loan Agreement dated September 14, 2018 for up to $5,000,000, shown net of debt discount of $107,880 and $90,619 (1)	$1,923,176	$638,250
Unsecured note payable at 10% per annum dated November 13, 2017 to a corporation, with an amended due date of March 1, 2020 (2)	50,000	100,000
Unsecured note payable at 4.5% per annum dated December 28, 2017 to a corporation, payable in two parts on January 8, 2018 and 2019 (3)	166,667	166,667
Unsecured convertible note payable at 4.0% per annum dated January 16, 2018 to a trust, payable January 16, 2020 (4)	0	144,000
Total term notes (net of discounts)	$1,940,627	$1,048,917

(1) On September 14, 2018, the Company entered into a loan agreement with a private company, Mabert LLC, acting as Agent for various private lenders (the “Loan Agreement”) for the purpose of funding working capital and general corporate expenses up to $1,500,000, subsequently amended to a maximum of $5,000,000. Mabert LLC is a Texas limited liability company, owned by Director and stockholder, Kevin Jones, and his wife Christine Early (for each and all references herein forward, “Mabert”). Under the Loan Agreement, Mabert has loaned gross loan proceeds of $2,031,056 (excluding debt discount of $107,880, for a net $1,923,176 debt) through December 31, 2019. Mr. Jones, and his wife have loaned $1,426,056 from inception through December 31, 2019, including $897,188 in the current year ended December 2019. The loan is fully secured, Mabert having filed a UCC-1 with the State of Texas. For each Promissory Note loan made under the Loan Agreement, as a cost to each note, the Company agreed to issue warrants and/or stock for Common Stock valued at $0.01 per share on an initial one-time basis at 3.67:1 and subsequently on a 2:1 basis for each dollar borrowed. For the year ended December 31, 2019, the Company issued an additional 1,784,376 shares of Common Stock, as compared to the Company having issued 1,624,404 warrants as of December 31, 2018. Pursuant to ACS 470, the fair value attributable to a discount on the debt is $107,880 for the period ended December 31, 2019, and $90,619 for the year ended 2018; this amount is amortized to interest expense on a straight-line basis over the terms of the loans.

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

On December 31, 2019, the Company executed a Promissory Note under the Loan Agreement with Kevin Jones, a Director and shareholder for $167,058, at 18% interest per annum. As a cost of the note, the Company issued 334,116 shares of its Common Stock at a market price of $0.076 per share for a total debt discount of $25,483, subject to standard Rule 144 restrictions.

Each of the individual Promissory Notes have one-year terms, automatically renewable, unless an individual lender notifies Mabert within 60 days of the term that they would like payment of the principal and accrued interest upon the end of such promissory note term. No lenders requested payment for such individual promissory notes during the year ended December 2019.

(2) On November 13, 2017, the Company executed a Promissory Note with Wildcat for a lump sum payment of $100,000, plus an additional $10,000 interest, due on February 2018. The Company defaulted on the note and Wildcat subsequently sued for breach of contract. The parties subsequently settled the dispute and the parties executed a new Promissory Note replacing the original Promissory Note, effective November 13, 2017, the effective date of the original note. The new Promissory Note has a maturity date of March 1, 2020 and provides for four equal payments of principal through such date, and accrued interest at 10% upon maturity. The Company made the two payments due through December 2019, and made the final payments in March 2020, thereby extinguishing such Promissory Note. The balance reflected in this Note 5 is the balance remaining as of year ending December 2019. See Note 11 – Legal.

(3) On December 20, 2017, the Company issued a convertible promissory note for $166,667, payable by December 20, 2020. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 below.

(4) On January 16, 2018, the Company issued a convertible promissory note for $150,000, prior shown net a $6,000 principal payment at $144,000. This loan was in default for breach of payment through the period ending June 30, 2019. By its terms, the interest payable increased to 18% per annum on April 1, 2018. On July 24, 2019, the holder noticed the Company of its intent to convert and the note was converted to 3,906,610 shares of Class A common stock.

NOTE 6 – OTHER NOTES PAYABLE

The Company issued a $166,667 convertible promissory note bearing interest at 4.50% per annum to an accredited investor, payable in equal installments of $6,000 commencing February 1, 2018 plus interest at rate of 4% per annum on December 20, 2018 and $80,000 plus accrued interest on December 20, 2019. The holder has the right to convert the note into common stock of the Company at a conversion price of $0.08 per share for each one dollar of cash payment which may be due, (which would be 1,083,333 shares for the $86,667 payment and 1,000,000 shares for the $80,000 payment). As of December 20, 2018, a material event of default occurred for breach of payment. The holder has the right to convert and has indicated that it might convert under settlement discussions unrelated to the note. See also Note 11 – Legal Matters and Note 12 – Subsequent Events on page F-19 and F-21 to our Financial Statements.

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

On July 25, 2019, a Trustee for the Trust sent notice to the Company of their election to convert all unpaid principal and accrued interest of $183,220 due under the note. The conversion price as calculated according to the note’s terms is $0.0469 per share, resulting in a conversion of the Note and accrued interest into 3,906,610 shares of the Company’s common stock. These shares were issued in the first quarter of 2020.

The Company evaluated the terms of the original convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The discount related to the beneficial conversion feature on the note was valued at $58,495 based on the difference between the fair value of the 1,578,947 convertible shares at the valuation date and the $150,000 note value. The discount related to the beneficial conversion feature was being amortized over the term of the debt. The discount related to the beneficial conversion feature on the note was valued using the Black-Scholes Model. During the year ended December 31, 2018, the remaining discount was fully amortized. The derivative liability for this note at July 25, 2019 and December 31, 2018 was $168,375 and $103,476 respectively, calculated as described in Note 3 under the Black-Scholes Model parameters shown below.

	July 25, 2019	Commitment Date
Expected dividends	0%	0%
Expected volatility	253.27%	261.71%
Expected term: conversion feature	1 year	1 year
Risk free interest rate	2.08%	1.76%

Due to the conversion of the convertible note on July 25, 2019, the Company wrote off the total $168,375 derivative liability as of the conversion date, recording a $64,899 loss in the fair value of a derivative for the year ended December 31, 2019.

On September 26, 2019, we entered into a Settlement Agreement with Southwest Capital Funding Ltd. (“Southwest”) to resolve all conflicts related to a lawsuit in Hawaii, cause no. 16-1-0342, in the Circuit Court of the Third Circuit, State of Hawaii, styled Southwest Capital Funding, Ltd. v. Mamaki Tea, Inc., et. al., whereby the Company had provided loan guarantees for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison. As part of the consideration for an agreed stipulated judgement, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest-only payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. A first semi-annual interest payment of $15,727 is due February 15, 2020. We accrued $10,549 through the end of December 2019 and made such semi-annual interest payment in February 2020.

In addition, we agreed to issue and deliver to Southwest 1,000,000 shares of Rule 144 restricted Class A common stock valued at $0.05 per share, at $50,000 expense to the Company, such shares being issued in the 3rd-quarter 2019 and fully expensed in the period ended December 2019. Provided there is no default on the Promissory Note, Southwest agreed to not sell any stock for at least one year from the date of the Settlement Agreement.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses, after certain reclassifications in 2019, consisted of the following at December 31, 2019 and 2018:

	2019	2018

Accrued consulting fees	$392,018	$479,194
Accrued consulting expense	249,500	249,500
Miscellaneous accruals	-	6,139
Total accrued expenses	$641,518	$734,833

NOTE 8 – CAPITAL STRUCTURE

At the Company’s Special Shareholders Meeting, all four proposals presented to the Company’s shareholders were passed with overwhelming support. The approvals for Proposals 1 – 3 are relevant to the Company’s current capital structure. Specifically, Proposal 1 received shareholder approval to increase the number of authorized shares of Class A Shares of the Company, par value $0.0001 per share (“Class A Shares”), from 300,000,000 to 500,000,000, (such amendment, “Amendment No. 1”); Proposal 2 received shareholder approval to change the name of the Company’s Class A Shares from “Class A” to “common stock” (“Common Stock”), which now has the same par value $0.0001 per share, designations, powers, privileges, rights, qualifications, limitations, and restrictions as the former Class A Shares, and Proposal 3 received shareholder approval to eliminate Class B Shares as a class of capital stock of the Company. All references to Common Stock described herein below include by definition any former Class A common stock.

Accordingly, the Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $.0001 per share, with each share having one voting right.

Common Stock

At December 31, 2019, there were 296,648,677 shares of Common Stock issued and outstanding.

During the three-months ended December 31, 2019, the Company: issued 5,534,116 shares of Rule 144 restricted Common Stock, including 4,000,000 and 1,200,000 shares issued in a private placement to two (2) accredited investors, each at $0.05 per share, and, 334,116 shares for $25,483 in loan origination fees.

During the three-months ended September 30, 2019, the Company: issued a net new 8,826,870 shares of restricted Common Stock, including 3,906,610 shares for a loan conversion at $0.047 per share (see Note 5 herein above), and to: three (3) individuals at a total 1,170,260 shares for $88,298 in loan origination fees; one (1) individual in a private placement of 1,250,000 shares at $0.08 per share and 2,500,000 shares valued at $200,000 to two (2) business entities related to legal settlements.

During the three-months ended June 30, 2019, the Company: issued 1,100,000 shares of restricted Common Stock to two (2) individuals as consideration for loan origination fees. The Company also updated and corrected its stockholder records generating a net decrease in common stock outstanding of 581,905 shares.

During the three-months ended March 31, 2019, the Company: issued 766,667 shares of restricted Common Stock to three (3) individuals holding warrants for 366,667, 200,000 and 200,000 shares respectively, priced at $0.01/converted share.

At December 31, 2018, there were 286,703,915 shares of Common Stock outstanding.

During the year ended December 31, 2018, the Company: issued 5,655,253 shares of Common Stock to twenty-two (22) individuals through private placements for cash of $602,500 at an average of approximately $0.106 per share.

●	issued 500,000 shares of restricted common stock for related to fulfilling the obligations of the Employment Agreements for our then president, John Olynick, and our CFO, Ransom Jones, for stock grants totaling $50,000 at $.010 per share.
●	issued 3,000,000 of restricted common stock to one shareholder in settlement of a shareholder obligation for a total value of $330,000 at an average of $0.11 per share.
●	Issued 1,600,000 of restricted common stock to one shareholder in settlement of a debt that had warrants attached. The total was a value of $208,000 at an average of $0.13 per share.
●	canceled 11,733,164 of treasury shares.

Class B Stock

At December 31, 2019, there are no longer any Class B shares. For the period ending December 31, 2018, there were no shares of Class B stock issued and outstanding.

Stock options, warrants and other rights

At December 31, 2019 and 2018 respectively, the Company has not adopted any employee stock option plans.

At December 31, 2019 and 2018 respectively, the Company had 10,857,737 and 17,265,893 warrants outstanding.

Name of Warrant Holder	Warrants Issue Date	Total Warrants Issued	Term (Yrs)	Expiration Date	Activity in 2018	Balance 2018	Activity in 2019	Balance 2019
Norman Reynolds	Oct-15	4,000,000	5	Oct-00	-	4,000,000	-	4,000,000
Various Shareholders	Jan-16	1,169,136	2	Jan-18	(1,169,136)	-
Various Shareholders	Jan-17	641,489	3	Dec-19	-	641,489	(641,489)	-
Richard Halden	Feb-17	4,000,000	2	Feb-19	-	4,000,000	(4,000,000)	-
Richard Halden	Feb-17	2,000,000	3	Feb-20	-	2,000,000	-	2,000,000
MTG Holdings LTD	Nov-17	1,000,000	3	Nov-20	-	1,000,000	(1,000,000)	-
Kent Harer	Jan-18	4,000,000	3	Jan-21	4,000,000	4,000,000		4,000,000
Mabert LLC	Dec-18	1,624,404	15	Dec-33	1,624,404	1,624,404	(766,667)	857,737
Total:		18,435,029			4,455,268	17,265,893	(6,408,156)	10,857,737

For the year ended December 2019, the Company had 10,857,737 warrants outstanding, of which 2,000,000 have expired and 857,737 have been converted as of the date of this report on Form 10-K. Of the remaining 8,000,000 warrants, the 4,000,000 warrants in the favor of Reynolds expire in October 2020, and the 4,000,000 warrants in favor of Harer expire in January 2021. The weighted average exercise price of these remaining warrants is $.175, with remaining terms of less than a year.

On October 1, 2015, the Company issued 4,000,000 warrants for legal work. The warrants are exercisable at $0.20 per share for a period of five years from the date of issue. The Company valued the warrants as of December 31, 2015, at $386,549 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 189%, expected conversion term of 4.75 years and risk-free interest rate of 1.75%. These warrants were not exercised before December 31, 2019 and will expire by their terms on October 1, 2020.

On February 3, 2017, the Company issued 6,000,000 warrants (4,000,000 at $0.35 for two years and 2,000,000 at $0.45 for three years) as part of a separation agreement with a co-founder and former president. The Company valued the warrants as of March 31, 2017, at $639,284 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 455%, expected conversion term of two and three years and risk-free interest rate of 1.75%. The initial 4,000,000 warrants were not exercised within the period provided and expired by their terms on February 3, 2019.

On November 30, 2017, the Company issued 1,000,000 warrants at $0.30 for three years as part of a settlement of a shareholder dispute with MTG Holdings, Inc. The Company valued the warrants as of December 31, 2017, at $95,846 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 116%, expected conversion term of two and three years and risk-free interest rate of 1.37%. These warrants were extinguished in the comprehensive settlement agreement reached in March 2019. See Note 11 – Legal Matters on page F-19 to our Financial Statements.

On January 8, 2018, the Company issued 4,000,000 warrants at a purchase price of $0.15 per share to a director, Kent Harer, in exchange for his return of 3,000,000 shares of Common Stock he had been prior granted. The 3,000,000 shares issued were valued and recorded for $490,000 during 2017. The value of $490,000 remained on the books as it reflects the event that occurred in 2017. The warrants shall be void and of no effect and all rights thereunder shall cease at 5:00 pm Central Time on January 8, 2021.

In conjunction with the Mabert LLC Loan Agreement described herein above, the Company issued a combined total of 1,624,404 warrants at a purchase price of $0.01 per share for fifteen (15) years in the two quarters ending December 31, 2018. In the third quarter ending September 30, 2018, the Company issued 366,667 warrants. In the fourth quarter, the Company issued 1,257,737 warrants, including 1,057,737 warrants to Kevin Jones, a director, and his spouse for loans they each separately made totaling $428,868 and $100,000 respectively, and 200,000 warrants to a third-party lender. All such warrants, excluding Mr. Jones’ 857,737 warrants, were converted to common stock in January 2019.

There were 641,489 warrants issued to various individual shareholders prior to 2017 that had an average range of two to three-year expiration terms, all expiring at various times in 2019. The Company has adjusted its outstanding warrants accordingly for the year ending December 31, 2019.

There were 1,169,136 warrants issued to various individual shareholders prior to 2015 that had an average range of two to three-year expiration terms, all expiring at various times in 2018. The Company has adjusted its outstanding warrants accordingly for the year ending December 31, 2018.

NOTE 9 - RELATED PARTY TRANSACTIONS

After approval during a properly called special meeting of the board of directors, on September 14, 2018 Mabert, LLC, a Texas Limited Liability Company owned by a director and stockholder, Kevin Jones and his wife Christine Early, as an Agent for various private lenders including themselves, entered into a loan agreement (“Loan Agreement”) for the purpose of funding working capital and general corporate expenses for the Company of up to $1,500,000, which was subsequently amended to provide up to $5,000,000. The Company bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones as an Interested Director did not vote on this transaction. Since the inception of the Loan Agreement through December 31, 2019, a total of $2,031,056 (excluding debt discount of $107,880) has been loaned to the Company by six shareholders, including Mr. Jones. See also Note 5 - Term Notes Payable and Notes Payable Related Parties herein on page F-11.

Through Mabert, Mr. Jones along with his wife and his company have loaned $1,426,056, and four other shareholders have loaned the balance of the Mabert Loans. These loans are secured by the assets of the Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the loan agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by the Agent for these shareholders. The actions of the Company in case of default can only be determined by the shareholders. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the loan agreement. Mabert did not nor will it receive compensation for its work as an agent for the lenders.

For the year ended December 31, 2019, the Company accrued expenses for related parties of $1,369,389 to account for the total deferred compensation expenses among three current executives, one former executive and one current employee. Each of the current executives and employees have agreed to defer their compensation until such time as sufficient cash is available to make such payments, the Company’s Chief Financial Officer having the express authority to determine what constitutes cash sufficiency from time-to-time.

In the year ended December 31, 2019, we received $51,019 in advances from three of our directors, Ransom Jones, Kent Harer and Kevin Jones, in the amounts of $25,000, $25,000 and $1,019 respectively, which have been accrued as Advances - related parties for the period.

During the year ended December 31, 2019, the Company advanced $387,847 to OPMGE, an affiliate that, as reported on Form 8-K on August 29, 2019, Entry into a Material Definitive Agreement, the Company now owns a non-consolidating 42.86% interest, for expenses related to operating the OPMGE GTL plant located in Wharton, Texas. The amount advanced was booked as a related party receivable by the Company which expects to fully recover the receivable from OPMGE as it ramps up its operations in 2020.

NOTE 10 – INCOME TAXES

The Company has not filed its corporate tax returns since fiscal 2016.

Due to recurring losses, the Company’s tax provision for the years ended December 31, 2019 and 2018 was $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2019	2018

Federal statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(0.0)	(0.0)
Permanent differences and other including surtax exemption	0.0	0.0
Valuation allowance	(21.0)	(21.0)
Effective tax rate	0.0%	0.0%

At December 31, 2019 and 2018 the Company’s deferred tax assets were as follows:

	2019	2018
Deferred tax assets
Net operating loss carry forwards	$22,840,100	$19,598,855
Deferred compensation / management fees	3,569,833	1,342,000
Total deferred tax assets	26,409,933	20,940,855

Less valuation allowance	(26,409,933)	(20,940,855)
Net deferred tax asset	$-	$-

As of December 31, 2019, the Company had unused net operating loss carry forwards of approximately $30.1 million available to reduce future federal taxable income. Net operating loss carryforwards of $23.6 million expire through fiscal years ending 2037, and 6.5 million may be carried forward indefinitely. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns and the impact of the statute of limitations on the Company’s ability to claim such benefits. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382. Due to these limitations, and other considerations, management has established full valuation allowances on deferred tax assets relating to net operating loss carryforward, as the realization of any future benefits from these assets is uncertain. The change in the valuation allowance was $5,469,078 and $233,037 for the years ended December 31, 2019 and 2018, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

In August 2012, the Company entered into an employment agreement with Ray Wright, as president of Greenway Innovative Energy, Inc., and who is now chairman of the board of Greenway Technologies, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, the president’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renewed on August 12, 2018 for a successive one-year period. During the twelve-months ended December 31, 2019, the Company paid and/or accrued a total of $180,000 for this fiscal year under the terms of the agreement.

Effective May 10, 2018, the Company entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the year ended December 2019. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans, when such plans exist.

Effective January 1, 2019, the Company entered into an employment agreement with Thomas Phillips, Vice President of Operations, reporting to the President of Greenway Innovative Energy, Inc., for a term of fifteen (15) months with compensation of $120,000 per year. Phillips is entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, valued at $.06 per share, or $270,000, which we expensed at time of grant. Such shares were physically issued in February 2020. Phillips is also entitled to certain additional stock grants based on the performance of the Company during the term of his employment and is entitled to participate in the Company’s benefit plans, if and when such become available.

Effective April 1, 2019, the Company entered into an employment agreement with Ryan Turner for a term of twelve (12) months with compensation of $80,000 per year, to manage the Company’s Business Development and Investor Relations functions. Turner reports to the President of Greenway Technologies and is entitled to a no-cost grant of common stock equal to 2,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, valued at $.06 per share, or $150,000, which we expensed at time of grant. Such shares were physically issued in February 2020. Turner is also entitled to certain additional stock grants based on the performance of the Company during the term of his employment. Turner is also entitled to participate in the Company’s benefit plans, if and when such become available.

Other

In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc. (“GIE”), the Company agreed to: (i) issue an additional 7,500,000 shares of restricted common stock when the first portable GTL unit is built and becomes operational, and, is capable of producing 2,000 barrels of diesel or jet fuel per day, and (ii) pay a 2% royalty on all gross production sales on each unit placed in production. In connection with a settlement agreement with the Greer Family Trust (‘Trust”), the successor owner of one of the two founders and prior owners of GIE on February 6, 2018, the Company exchanged Greer’s half of the 7,500,000 shares (3,750,000 shares) to be issued in the future, Greer’s half of the 2% royalty, a termination of Greer’s then current Employment Agreement and the Trust’s waiver of any future claims against the Company for any reason, for the issuance and delivery to the Trust of three million (3,000,000) restricted shares of the Company’s common stock and a convertible Promissory Note for $150,000. As a result, only 3,750,000 common shares are committed to be later issued under the original 2012 acquisition agreement.

The Company has accrued management fees of $1,301,964 related to separation agreements and settlement expenses for two prior executives of the Company, Richard Halden and Randy Moseley, who both resigned from their respective management positions in 2016, with Halden then further resigning as a director from our Board of Directors in Feb 2017. Although we have not maintained currency with respect to the contractual payment obligations therein, both former employees are greater than five percent shareholders and had agreed to defer payments until such time as we have sufficient available liquidity to begin making payments on a regular basis. In March of this year, Halden filed suit against the Company alleging claims arising from his severance and release agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. The Company answered the lawsuit and asserted a number of affirmative defenses; subsequently, the lawsuit was dismissed without prejudice on November 19, 2019. Other than an increase in our legal expenses related to defending against Halden’s lawsuit, and given the subsequent dismissal of the same, we expect no further material financial impacts from such accrued fees until any such regular payments are able to begin, or another form of settlement is reached.

Consulting Agreements

On November 28, 2017, the Company entered into a three-year consulting agreement with Chisos for public relations, consulting and corporate communications services. The initial payment was 1,800,000 shares of the Company’s restricted common stock. Additional payments were to be made upon the Company’s common stock reaching certain price points over an extended period. Due to a breach of the Agreement by Chisos, on June 22, 2018, the Board of Directors of the Company voted to terminate the Agreement. Based on the termination, all warrants to purchase the Company’s common stock were cancelled. Chisos sued the Company for breach of contract. The Company vigorously defended itself and the litigation was dismissed without prejudice on November 19, 2019. See Note 11 – Legal Matters on page F-19 to our Financial Statements.

On September 7, 2018, Wildcat Consulting, a company controlled by a shareholder, Marshall Gleason (“Gleason”), filed suit against the Company alleging claims arising from a prior Consulting Agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On March 6, 2019, the parties entered into a Rule 11 Agreement settling both disputes. The Company performed in all regards under the Rule 11 Agreement and the parties executed the Settlement Agreement. Gleason signed the Compromise Settlement and Release Agreement on February 4, 2020, and both cases were dismissed by the Court on February 25, 2020. See also Note 11 – Legal Matters and Note 12 – Subsequent Events on page F-19 and F-21 to our Financial Statements.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2019 and noted that the leases discussed below did meet the requirements for recording a right of use asset or liability under ASC-842 given that they were short term leases.

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

Legal Matters

The Company was named as a co-defendant in an action brought against the Company and Mamaki Tea, Inc., alleging, among other things, that the Company was named as a co-guarantor on an $850,000 foreclosed note, including accrued and accruing interest held by Southwest Capital Funding, Ltd. (“Southwest”). On April 22, 2016, Greenway Technologies filed suit under Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison for breach of a Stock Purchase Agreement dated October 29, 2015, wherein the Company sold its shares in Mamaki to HBI for $700,000 (along with the assumption of certain debt). The Company maintained its guaranty on the original loan as a component of the sale transaction. The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016. On January 13, 2017, the parties executed a Settlement and Mutual Release Agreement (Agreement). However, the Defendants again defaulted in their payment obligations under this new Agreement. Curtis Borman and Lee Jennison were co-guarantors of the obligations of Mamaki and HBI. To secure their guaranties, each of Curtis Borman and Lee Jennsion posted 1,241,500 and 1,000,000 shares, respectively, of the Company. Under the Agreement, the shares were valued at $.20. Due to the default under the Agreement, these shares were returned to the Company’s treasury shares. Curtis Borman subsequently filed for bankruptcy and the property was liquidated for $600,000, applied against the prior loan amount, leaving a remaining guaranteed loan payment balance of approximately $700,000, including accrued interest and legal fees. On September 26, 2019, we entered into a Settlement Agreement with Southwest, providing 1,000,000 shares of Common Stock subject to standard Rule 144 restrictions, and a three (3) year term Promissory Note for $525,000 to settle all claims (recorded in Long Term Liabilities).

On April 9, 2018, the Company and Tonaquint, Inc. agreed to settle on Tonaquint’s exercise of a warrant option with a one-time issuance from Greenway Technologies of 1,600,000 shares of our common stock subject to a weekly leak out restriction equal to the greater of $10,000 and 8% of the weekly trading volume. Such issuance of stock was completed in connection with a legal opinion pursuant to Rule 144.

On September 7, 2018, Wildcat, a company controlled by a shareholder Gleason, filed suit against the Company, alleging claims arising from a prior consulting agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On September 27, 2018, Wildcat filed a second suit against the Company alleging claims arising from a Promissory Note between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On February 13, 2019, the parties attended mediation which resulted in settlement discussions which resulted in a Rule 11 Agreement settling both disputes. Pursuant to the Rule 11 Agreement, the parties agreed to abate both cases until the earlier of a default of the performance of the Rule 11 Agreement or October 30, 2019. The Rule 11 Agreement was drafted to allow the Parties time to draft and sign the Wildcat Settlement Agreement, to make payments due on or before October 15, 2019, and to allow for the transfer of stock to effectuate the terms of the Rule 11 Agreement. The material terms of the Rule 11 Agreement were as follows:

●	The Company agreed to execute a new Promissory Note to replace the original Promissory Note, effective November 13, 2017, the effective date of the original note. The new Promissory Note has a maturity date of March 1, 2020 and provides for four equal payments of principal through such date, and accrued interest at 10% upon maturity. The Company made the three payments due through December 2019, and made the final payment in March 2020, thereby extinguishing such Promissory Note.

●	The Company agreed to pay $300,000 in settlement of the prior Consulting Agreement in 60 installments of $5,000 each month, until paid in full. The $300,000 payable was accrued as of December 31, 2018, of which $40,000 has been paid through the period ending December 31, 2019.

●	The Parties agreed to amend the existing Overriding Royalty Agreement (“ORRI”) between the Company’s wholly owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”), increasing Wildcat’s royalties from .25% (1/4 of 1%) to .375% (3/8 of 1%).

●	The Company agreed to pay Wildcat’s legal fees related to these matters, capped at $60,000, in three installments of $20,000 on June 1, August 1, and October 1, 2019, all such payments having been made in the period ending December 31, 2019.

●	The Company agreed to issue 1,500,000 restricted shares of its Common Stock on or before October 15, 2019, in consideration of the Promissory Note, in exchange for extinguishment of all prior granted warrants and to complete the grant of 1,000,000 shares not received from a prior transaction. The Company issued such 1,500,000 restricted shares and the expense for such issuance was accrued on the Company’s Balance Sheet on the effective date of the Rule 11 Agreement and increased by $45,000 based upon the actual value of the shares on the date of issuance for the period ending December 31, 2019.

The Rule 11 Agreement further provided that if the Company timely performed through October 15, 2019, the Parties would file a Joint Motion for Dismissal and present Agreed Orders of Dismissal with prejudice for both lawsuits.

The Company performed in all regards under the Rule 11 Agreement, however Gleason refused to sign the Wildcat Settlement Agreement at the point of the Company’s having performed its obligations. The parties’ respective counsels then mutually agreed to extend the original October 15, 2019 settlement date until at least the end of the year while the parties waited for Gleason’s signature. Gleason signed the Compromise Settlement and Release Agreement on February 4, 2020, and all litigation was dismissed by the Court on February 25, 2020.

On March 13, 2019, Chisos, a company controlled by dissident shareholder Halden, filed suit against the Company, alleging claims arising from a consulting agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. The Company answered the lawsuit and asserted a number of affirmative defenses; subsequently, the lawsuit was dismissed without prejudice on November 19, 2019.

On March 13, 2019, dissident shareholder Halden in his capacity as an individual, filed suit against the Company alleging claims arising from a confidential severance and release agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. The Company answered the lawsuit and asserted a number of affirmative defenses; subsequently, the lawsuit was dismissed without prejudice on November 19, 2019.

On March 26, 2019, the Company filed a verified petition for Declaratory Judgement, Ex Parte Application for a Temporary Restraining Order and Application for Injunctive Relief against the members of a dissident shareholders group (including Halden) named the “Greenway Shareholders Committee” in Dallas County. A Temporary Restraining Order was issued by the court enjoining the Defendants (and their officers, agents, servants, employees and attorneys) and those persons in active concert or participation from; holding the special shareholders meeting on April 4, 2019 or calling such meeting to order; attending or participating in the Special Meeting; voting the shares of Plaintiff owned by any Defendant at the Special Meeting, either directly or by granting a proxy to allow a non-defendant to vote said shares; voting any shares of Plaintiff owned by non-defendants with or by proxy at the Special Meeting; and serving as chairman at the Special Meeting. On April 8, 2019, the court issued such Temporary Injunction against the dissident shareholders who received notice. The Injunction continued until the trial date of December 10, 2019; no trial was held and the lawsuit was dismissed with prejudice on November 26, 2019.

On October 19, 2019 the Company was served with a lawsuit by Norman Reynolds, a previously engaged counsel by the Company. The suit was filed in Harris County District Court, Houston, Texas, asserting claims for unpaid fees of $90,378. While fully reserved, Greenway vigorously disputes the total amount claimed. Greenway has asserted counterclaims based upon alleged conflicts of interest, breaches of fiduciary duty and violations of the Texas Deceptive Trade Practices Act (“DTPA”). Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims.

NOTE 12 - SUBSEQUENT EVENTS

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced business and consumer spending due to both job losses, reduced investing activity and M&A transactions, among many other effects attributable to the COVID-19 (coronavirus), and there continue to be many unknowns. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact our operations, ability to obtain financing or future financial results is uncertain.

On September 7, 2018, pursuant to the Rule 11 Agreement executed by the parties on March 6, 2019 and the Company having performed in all regards under such agreement through its term of October 30, 2019, Wildcat and the Company signed the final Wildcat Settlement Agreement on February 4, 2020, and the Parties filed a Joint Motion for Dismissal and Agreed Orders of Dismissal with prejudice for both lawsuits, such Motion and Order accepted by the Court on February 25, 2020. See Note 11 – Legal Matters herein above.

On February 11, 2020, we sold 600,000 shares of our Rule 144 Common Stock, par value $.0001 per share for $60,000 to an accredited investor in a private sale.

On February 16, 2020, we issued 7,000,000 shares of our Rule 144 Common Stock, par value $.0001 per share, to two employees, Ryan Turner and Thomas Phillips for 2,500,000 and 4,500,000 shares respectively, pursuant to identical voluntary stock issue deferment provisions in each of their employment agreements, valued on the date of grant at $.10 per share, such share issuance expense to be accounted for in our first quarter 2020.

On February 19, 2020, Kevin Jones, a Director converted 857,737 warrants issued in conjunction with the Mabert LLC Loan Agreement described herein above, for 857,737 shares of the Company’s Common Stock.

On February 19, 2020, Kevin Jones, a Director was issued 1,460,260 shares of our Rule 144 restricted Common Stock as consideration for loan origination fees, for two promissory notes issued during the year ended December 2019. See Note 5 – Term Notes Payable and Notes Payable Related Parties on page F-11 to our Financial Statements.

On March 3, 2020, we issued 3,906,610 shares of our Rule 144 restricted Common Stock related to the conversion of a loan in favor of the Greer Family Trust. See Note 11 – Legal Matters on page F-19 to our Financial Statements.

On January 24, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and PowerUp Lending Group, Ltd., a Virginia corporation (“PowerUp”), whereby PowerUp purchased, and the Company sold, a Convertible Promissory Note, dated January 24, 2020, by and between the Company and PowerUp (the “Note”), in exchange for a cash purchase price of $118,000.

PowerUp has agreed to provide up to $1,000,000 to the Company under the same and substantially similar terms (term dates change with each agreement) over a twelve-month period, subject to period determined stock price and trading attributes. The Purchase Agreement contains customary representations and warranties, covenants, and conditions to closing.

Material terms of the Note include the following provisions:

●	The unpaid principal balance of the Note shall bear interest at the rate of 10% per year;
●	Any amount of principal or interest due under the Note that is not paid when due shall bear interest at the rate of 22% per year from the date it was due until such outstanding amount is paid;
●	The Note matures on January 24, 2021;
●	PowerUp may elect to convert all or any part of the outstanding and unpaid amount of the Note into shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) from time to time, during the period that is 180 days following the issue date of the Note;
●	The Company must reserve up to five times the number of shares of Common Stock that would be issuable upon full conversion of the Note, and instruct the Company’s transfer agent, Transfer Online, Inc., to that effect;
●	The Company may prepay the Note, but must pay a prepayment percentage to PowerUp depending on the time that the Note is prepaid;
●	So long as the Note remains outstanding, the Company may not sell, lease, or otherwise dispose of any significant portion of its assets outside the ordinary course of business without PowerUp’s written consent; and
●	Certain events qualify as events of default under the Note including, but not limited to: (a) the Company’s breach of a material term of the Note or the Purchase Agreement; (b) the Company’s failure to pay the amount of principal or interest due to PowerUp under the Note by the Company, (c) the Company’s failure to comply with its reporting obligations under the Securities Exchange Act of 1934, as amended, and (d) the Company’s assignment for the benefit of creditors.

On February 22, 2020, the Company executed a second sequential Securities Purchase Agreement and Convertible Promissory Note for an additional $53,000, under the same and substantially similar terms, i.e., incorporating the new issue date for a one-year term maturing on February 12, 2021.

The foregoing descriptions of the Purchase Agreement and the Notes do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement and the Notes.

