Form 10-Q
period 2020-03-31
GREENWAY TECHNOLOGIES INC
filed 2020-06-02
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File No. 000-55030

GREENWAY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Texas	90-0893594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1521 North Cooper Street, Suite 205 Arlington, Texas	76011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 289-2515

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 20, 2020 was 311,377,995.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheet

	March 31, 2020	December 31, 2019
	(Unaudited)	(See Note 2)
Assets
Current Assets
Cash	$10,285	$16,043
Prepaid expenses	25,000	25,000
Receivable - related party	412,847	387,847
Total Current Assets	448,132	428,890

Property & equipment, net	-	-

Total Assets	$448,132	$428,890

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$984,372	$1,032,680
Advances - related parties	50,000	51,019
Accrued severance expense	1,301,964	1,301,964
Accrued expenses	641,518	641,518
Accrued expenses - related parties	1,457,722	1,369,389
Accrued interest payable (includes related parties interest of $269,708)	324,147	256,962
Notes payable and convertible notes payable (Net of convertible notes payable debt discount of $142,107 and $0 respectively)	195,560	216,667
Notes payable - related parties (Net of debt discount of $80,888 and $107,880 respectively)	2,051,991	1,923,176
Derivative liability – convertible notes	265,588	-
Total Current Liabilities	7,272,862	6,793,375
Long Term Liabilities
Notes Payable - Southwest Capital	525,000	525,000
Total Long Term Liabilities	525,000	525,000
Total Liabilities	$7,797,862	$7,318,375

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Common stock 500,000,000 shares authorized, par value $0.0001, 310,473,284 and 296,648,677 outstanding at March 31, 2020 and December 31, 2019. Class B shares eliminated by vote at shareholders meeting on December 11, 2019.	$31,536	$30,153
Additional paid-in capital	23,635,053	22,710,632
Common stock to be issued	42,504	857,227
Subscription Receivable - Warrants	(16,245)	(7,668)
Accumulated deficit	(31,042,578)	(30,479,829)
Total Stockholders’ Deficit	(7,349,730)	(6,889,485)
Total Liabilities & Stockholders’ Deficit	$448,132	$428,890

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations

For the three months ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenues	$-	$-
Expenses
General and administrative	287,955	326,509
Research and development	-	243,819
Total Expense	287,955	570,328

Operating loss	(287,955)	(570,328)

Other income / (expense)
Gain / (loss) on change in fair value of derivative	(60,610)	46,779
Derivative expense on convertible notes	(33,978)	-
Interest expense	(181,016)	(75,399)
Net gain on debt settlement	809	-
Total other expense	(274,794)	(28,620)

Loss before income taxes	(562,749)	(598,948)
Provision for income taxes	-	-
Net loss	$(562,749)	$(598,948)

Net loss per share
Basic and diluted net loss per shares	$(0.00)	$(0.00)
Weighted average shares
Outstanding
Basic and diluted	302,507,204	287,393,915

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Deficit
For the three months ended March 31, 2020 and 2019
(Unaudited)

Three months ended March 31, 2020
	Common Stock, par value $0.0001
	Number of shares	Amount	Additional paid-in capital	Common Stock to be Issued	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2019	296,648,677	$30,153	$22,710,632	$857,227	$(7,668)	$(30,479,829)	$(6,889,485)
Shares issued for Warrant conversions	857,737	86	8,491	-	(8,577)	-	-
Shares issued for Loan Conversion	3,906,610	391	311,984	(312,375)	-	-	-
Shares issued for Promissory Note Fees	1,460,260	146	124,706	(124,852)	-	-	-
Shares to be issued for Promissory Note Fees	-	-	-	10,901	-	-	10,901
Shares to be issued for settlement of accrued legal expenses	-	-	-	31,603	-	-	31,603
Shares issued for stock-based compensation	7,000,000	700	419,300	(420,000)	-	-	-
Shares issued for Private Placement	600,000	60	59,940	-	-	-	60,000
Net loss for the three months ended March 31, 2020						(562,749)	(562,749)
Balance, March 31, 2020 (Unaudited)	310,473,284	$31,536	$23,635,053	$42,504	$(16,245)	$(31,042,578)	$(7,349,730)

Three months ended March 31, 2019
	Common Stock, par value $0.0001
	Number of shares	Amount	Additional paid-in capital	Common Stock to be Issued	Subscription Receivable	Accumulated deficit	Total

Balance, December 31, 2018	286,703,915	$29,101	$22,100,087	$-	$-	$(26,818,584)	$(4,689,396)
Shares issued for Warrant conversions	766,667	76	7,591	-	-	-	7,667
Net loss for the three months ended March 31, 2019						(598,948)	(598,948)
Balance, March 31, 2019 (Unaudited)	287,470,582	$29,177	$22,107,678	$-	$-	$(27,417,532)	$(5,280,677)

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2019
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Operating Activities:
Net loss	$(562,749)	$(598,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	60,610	(46,779)
Amortization of debt discount	66,774	26,120
Derivative expense	33,978	-
Gain of settlement of debt	(809)	-
Changes in operating assets and liabilities:
Accounts payable	(15,894)	-
Accrued expenses	-	244,142
Accrued accounts payable - related parties	155,518	842,638
Accrued management fees	-	(727,638)

Net Cash Used in Operating Activities	(262,572)	(260,465)

Cash flows from investing activities:
Receivable - bank	-	(1,438)
Receivable - related parties	(25,000)	-
Net Cash Used in Investing Activities	(25,000)	(1,438)

Cash Flows from Financing Activities
Proceeds from notes payable - related parties	101,833	-
Payments on other notes payable	(50,000)	-
Proceeds from sale of common stock	60,000	-
Stockholder advances - related parties	-	199,526
Proceeds from convertible notes payable	171,000	-
Repayments of advances from related parties	(1,019)	-
Net Cash Provided by Financing Activities	281,814	199,526

Net decrease in Cash	(5,758)	(62,377)
Cash Beginning of Period	16,043	73,211
Cash End of Period	$10,285	$10,834

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$43,581	$7,952
Cash Paid during the period for taxes	$-	$-
Non-Cash investing and financing activities
Subscription receivables - warrants	$8,577	$-
Shares to be issued for promissory note fees	$10,901	$-
Shares issued from common stock to be issued	$712,375	$-
Shares issued for settlmenet of legal expenses	$31,603	$-

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Greenway’s GTL Technology

In August 2012, Greenway Technologies acquired 100% of Greenway Innovative Energy, Inc. (“GIE”) which owns patents and trade secrets for proprietary technologies to convert natural gas into synthesis gas (“syngas”). Based on a breakthrough process called Fractional Thermal Oxidation™ (“FTO”), the Company believes that its G-Reformer unit, combined with conventional and proprietary Fischer-Tropsch (“FT”) processes, offers an economical and scalable method to converting natural gas to liquid fuel.

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

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements provided in this Quarterly Report on Form 10-Q for the quarter ending March 31, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 10 (Rule 10-01) of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements as of that date, but may not include all of the information and disclosures required by GAAP. For more complete financial information, these condensed unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements include the financial statements of Greenway and its wholly owned subsidiaries. All significant inter-company accounts and transactions were eliminated in consolidation.

The accompanying condensed unaudited consolidated financial statements include the accounts of the following entities:

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

Going Concern Uncertainties

The accompanying condensed unaudited consolidated financial statements to this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2020, we have an accumulated deficit of $31,042,578. For the three-months ended March 31, 2020, we had no revenue, generated a net loss of $562,749 and used cash of $262,572 for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources. Management believes that its current and future plans will enable it to continue as a going concern for the next twelve months from the date of this report.

The accompanying condensed unaudited consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the presentation of the condensed unaudited consolidated financial statements are as follows:

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Accounting Standards Codification, ASC Topic 360, Property, Plant and Equipment. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized. There were no long-lived assets or impairment charges for the period ended March 31, 2020.

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

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPM Green Energy, LLC (OPMGE). The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remining 300 of 1,000 member units available. The Company evaluated its interest in OPMGE and determined that the Company does not control OPMGE. The Company accounts for its interest in OPMGE via the equity method of accounting. At March 31, 2020, there was no change in the investment cost of $0. At March 31, 2020, OPMGE had no material business activity as of such date. As described in Note 9, the Company maintains a Related Party receivable with OPMGE for $412,847 related to our advancing capital for certain of OPMGE’s capital expenditures that are in the Company’s best interests. The Company expects to fully recover this receivable once OPMGE operations ramp up in 2020.

Use of Estimates

The preparation of condensed unaudited consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include allowance for collectible receivables, derivative liability valuations and deferred tax valuation allowances. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents. Unless otherwise indicated, all references to “dollars” in this Form 10-Q are to U.S. dollars. There were no cash equivalents at March 31, 2020 or December 31, 2019, respectively.

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

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Open tax years, subject to IRS examination include 2014 – 2019, with no corporate tax returns filed for the years ending 2016 to 2018, and, 2019 - which is not due until July 15, 2020.

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. Shares issuable upon the exercise of warrants (8,000,000), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (1,204,711) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company entered into two convertible notes creating derivative liabilities as of March 31, 2020. See Note 6 – Other Notes and Convertible Notes Payable herein below for a detailed discussion regarding our convertible notes payable.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

Description	Level 1	Level 2	Level 3
March 31, 2020 Derivative Liabilities	$-	$-	$265,588
December 31, 2019 Derivative Liabilities	$-	$-	$-

The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense in the accompanying condensed unaudited consolidated financial statements.

The change in the notes payable derivative liabilities at fair value for the three-month period ended March 31, 2020, is as follows:

	Fair Value January 1, 2020	Change in Fair Value	New Derivative Liabilities	Conversions	Fair Value March 31, 2020

Derivative Liabilities	$-	$60,610	$204,978	$	$265,588

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. At March 31, 2020 and 2019, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit of $250,000. The Company did not have cash on deposit in excess of such limit on March 31, 2020 and December 31, 2019.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0 and $243,819 during the periods ending March 31, 2020 and 2019, respectively.

Issuance of Common Stock

The issuance of common stock for other than cash is recorded by the Company at market values based on the closing price of the stock on the date of any such grant.

Impact of New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed unaudited consolidated financial statements.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	March 31, 2020	December 31, 2019
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	$0

Depreciation expense was $0 for the three months ended March 31, 2020 and 2019.

NOTE 5 –NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Term notes payable, including notes payable to related parties consisted of the following at March 31, 2020 and December 31, 2019 respectively:

	March 31, 2020	December 31, 2019

Secured notes payable at 18% per annum related to the Mabert LLC,as Agent, Loan Agreement dated September 14, 2018 for up to $5,000,000, incl debt discounts of $80,888 and $107,880, repsectively (1)	$2,051,991	$1,923,176
Unsecured note payable at 10% per annum dated November 13, 2017 to a corporation, with an amended due date of March 1, 2020 (2)	-	50,000
Unsecured note payable at 4.5% per annum dated December 20, 2017 to a corporation, payable in two parts on December 20, 2018 and 2019 (3)	166,667	166,667
Convertible $118,000 1 Yr term note payable at 10.0% per annum dated January 24, 2020 to a lender, payable by January 24, 2021, or converts into shares of the Company’s common stock by a predetermined formula, net of unamortized debt discount of $96,113 (4)	21,887	-
Convertible $53,000 1 Yr term note payable at 10.0% per annum dated February 12, 2020 to a lender, payable by February 12, 2021, or it converts into shares of the Company’s common stock by a predetermined formula, net of unamortized debt discount of $45,994 (5)	7,006	-
Total notes payable	$2,247,551	$2,139,843

(1) On September 14, 2018, the Company entered into a loan agreement with a private company, Mabert LLC, acting as Agent for various private lenders (the “Loan Agreement”) for the purpose of funding working capital and general corporate expenses up to $1,500,000, subsequently amended to a maximum of $5,000,000. Mabert LLC is a Texas limited liability company, owned by Director and stockholder, Kevin Jones, and his wife Christine Early (for each and all references herein forward, “Mabert”). Under the Loan Agreement, Mabert has loaned gross loan proceeds of $2,132,879 (excluding a debt discount of $80,888, for a net $2,051,991 book debt) through March 31, 2020. Mr. Jones, and his wife have loaned at total of $1,527,879 from inception through March 31, 2020, including $101,833 in the current quarter period ended March 2020. The Mabert loan facility is fully secured, including a Security Agreement executed between the Company and Mabert, and a UCC-1 filed with the State of Texas. For each Promissory Note loan made under the Loan Agreement, as a cost to each note, the Company agreed to issue warrants and/or stock for Common Stock valued at $0.01 per share on an initial one-time basis at 3.67:1 and subsequently on a 2:1 basis for each dollar borrowed. For the period ended March 31, 2020, the Company issued an additional 2,317,997 shares of Common Stock, including 857,737 shares issued pursuant to warrants converted as a cost to certain notes, as compared to the Company having issued 766,667 shares issued pursuant to warrants converted as a cost to certain notes in the period ending March 31, 2019. Pursuant to ACS 470, the fair value attributable to a discount on the debt is $80,888 and $107,880 for the periods ended March 31, 2020 and 2019; this amount is amortized to interest expense on a straight-line basis over the terms of the loans.

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

On March 31, 2020, the Company executed a Promissory Note under the Loan Agreement with Kevin Jones, a Director and shareholder for $101,833, at 18% interest per annum. As a cost of the note, the Company agreed to issue 203,646 shares of its Common Stock at a market price of $0.06 per share for a total debt discount of $10,901, subject to standard Rule 144 restrictions.

Each of the individual Promissory Notes have one-year terms, automatically renewable, unless an individual lender under the Loan Agreement notifies the agent within 60 days of the term that they would like payment of the principal and accrued interest upon the end of such promissory note term. No lenders requested payment for such individual promissory notes through the period ended March 2020.

(2) On November 13, 2017, the Company executed a Promissory Note with Wildcat for a lump sum payment of $100,000, plus an additional $10,000 interest, due February 2018. The Company defaulted on the note and Wildcat subsequently sued for breach of contract. The parties subsequently settled the dispute and the parties executed a new Promissory Note replacing the original Promissory Note, effective November 13, 2017, the effective date of the original note. The new Promissory Note had a maturity date of March 1, 2020 and provided for four equal payments of principal through such date, plus accrued interest at 10% upon maturity. The Company made the two payments due through December 2019, and made the final payments in March 2020, thereby extinguishing such Promissory Note as of period ended March 31, 2020. See Note 10 – Legal Matters.

(3) On December 20, 2017, the Company issued a convertible promissory note for $166,667, fully payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 below.

(4) On January 24, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and PowerUp Lending Group, Ltd., a Virginia corporation (“PowerUp”), whereby PowerUp purchased, and the Company sold, a one year Convertible Promissory Note, dated January 24, 2020, payable with interest of ten percent (10%) per annum, by and between the Company and PowerUp (the “Note”), in exchange for a cash purchase price of $118,000. The Note requires the Company to hold certain amounts of its common stock in reserve in the event that the Company elects not to pay the balance within the prescribed term and/or PowerUp elects to convert such Note to common stock after six months from inception, with any remaining balance due at term. At inception of the loan, the Company fully discounted the note in the amount of $118,000. See Note 6 below for additional detail.

(5) On February 22, 2020, the Company entered into a second Purchase Agreement with PowerUp under substantially similar terms and conditions, whereby the Company sold a one year Convertible Promissory Note, dated February 11, 2020, payable with interest of ten percent (10%) per annum, in exchange for cash of $53,000. The Note requires the Company to hold certain amounts of its common stock in reserve in the event that the Company elects not to pay the balance within the prescribed term and/or PowerUp elects to convert such Note to common stock after six months from inception, with any remaining balance due at term. See Note 6 below for additional detail.

NOTE 6 – OTHER NOTES AND CONVERTIBLE NOTES PAYABLE

The Company issued a $166,667 convertible promissory note bearing interest at 4.50% per annum to a company, Tunstall Canyon Group, LLC, payable in two installments of $86,667 on December 20, 2018 and $80,000 plus accrued interest on December 20, 2019. Per the terms of the promissory note, the holder has the right to convert the note into common stock of the Company at a conversion price of $0.08 per share for each one dollar of cash payment which may be due (which would be 1,083,333 shares for the first $86,667 payment and 1,000,000 shares for the second $80,000 installment payment, respectively). As of December 20, 2018, a material event of default occurred for breach of payment of the then interest due, such default continuing thought the date of this report. The holder of the note has the right to convert at any time and has indicated that it might convert under settlement discussions with the principal, Richard Halden, unrelated to this convertible note. See also Note 10 – Legal Matters.

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

On September 26, 2019, we entered into a Settlement Agreement with Southwest Capital Funding Ltd. (“Southwest”) to resolve all conflicts related to a lawsuit in Hawaii, cause no. 16-1-0342, in the Circuit Court of the Third Circuit, State of Hawaii, styled Southwest Capital Funding, Ltd. v. Mamaki Tea, Inc., et. al., whereby the Company had provided loan guarantees for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison. As part of the consideration for an agreed stipulated judgement, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest-only payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. The first semi-annual interest payment of $15,727 was paid when due in February 2020. We accrued $4,920 through the end of March 2020 and plan to make our next semi-annual interest payment when due in August 2020. The principle balance of $525,000 and remaining accrued interest on the note is due August 15, 2022. In addition, we agreed to issue and deliver to Southwest 1,000,000 shares of Rule 144 restricted Common Stock valued at $0.05 per share, such shares issued in the 3rd quarter 2019, and fully expensed in the period ended December 2019. Provided there is no default on the Promissory Note, Southwest agreed to not sell any stock for at least one year from the date of the Settlement Agreement.

On January 24, 2020, the Company entered into a Purchase Agreement and Convertible Promissory Note credit facility whereby at the Company’s request, and depending on certain market factors at the time of each request, PowerUp agreed to provide up to $1,000,000 to the Company under the same and substantially similar terms for each requested Note over a twelve-month period, subject to stock price and trading attributes at the time of such request. For the period ended March 31, 2020, the Company entered two Convertible Promissory Notes, for total proceeds of $171,000. The Purchase Agreement contains customary representations and warranties, covenants, and conditions to closing. Material terms of the notes (“Notes”) include the following provisions:

●	The unpaid principal balance of the Notes shall bear interest at the rate of 10% per year;
●	Any amount of principal or interest due under the Notes that is not paid when due shall bear interest at the rate of 22% per year from the date it was due until such outstanding amount is paid;
●	PowerUp may elect to convert all or any part of the outstanding and unpaid amount of the Notes into shares of common stock, par value $0.0001 per share, at various market prices after an initial Company option period, from time to time, during the period that is 180 days following the issue date of the Notes;
●	The Company must reserve up to five times the number of shares of common stock that would be issuable upon full conversion of the Notes, and instruct the Company’s transfer agent, Transfer Online, Inc., to that effect;
●	The Company may prepay the Notes, but must pay a prepayment percentage to PowerUp depending on the time that the Notes are prepaid;
●	So long as the Notes remain outstanding, the Company may not sell, lease, or otherwise dispose of any significant portion of its assets outside the ordinary course of business without PowerUp’s written consent; and
●	Certain events qualify as events of default under the Notes including, but not limited to: (a) the Company’s breach of a material term of an individual Note or Purchase Agreement; (b) the Company’s failure to pay the amount of principal or interest due to PowerUp under the Notes by the Company, (c) the Company’s failure to comply with its reporting obligations under the Securities Exchange Act of 1934, as amended, and (d) the Company’s assignment for the benefit of creditors.

On January 24, 2020, the Company entered into a Purchase Agreement with PowerUp, whereby PowerUp purchased, and the Company sold, a one year Convertible Promissory Note under the terms as described above, dated January 24, 2020, in exchange for cash of $118,000. The Note requires the Company to hold certain amounts of its common stock in reserve in the event that the Company elects not to pay the balance within the prescribed term and/or PowerUp elects to convert such Note to common stock after six months from inception, with any remaining balance due at term.

The Company evaluated the terms of the original convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The discount related to the beneficial conversion feature on the note was valued at $118,000 based on the difference between the fair value of the 2,017,094 convertible shares at the valuation date and the $118,000 note value. The discount related to the beneficial conversion feature will be amortized over the term of the debt. The derivative value related to the beneficial conversion feature on the note was determined using the Cox, Ross & Rubinstein Binomial Tree model. The derivative liability for this note at its January 24, 2020 inception (“Commitment Date”) was $130,506 and for the period ending March 31, 2020 was $183,103, calculated as shown below.

	March 31, 2020	Commitment Date
Expected dividends	0%	0%
Expected annual volatility	197.1%	184.1%
Expected term: conversion feature	1 year	1 year
Risk free interest rate	.04%	1.51%

On February 22, 2020, the Company executed a second Purchase Agreement and Convertible Promissory Note for an additional $53,000 cash, under substantially similar terms described above, incorporating a new issue date for a one-year term maturing on February 11, 2021. The Note requires the Company to hold certain amounts of its common stock in reserve in the event that the Company elects not to pay the balance within the prescribed term and/or PowerUp elects to convert such Note to common stock after six months from inception, with any remaining balance due at term.

The Company evaluated the terms of the original convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The discount related to the beneficial conversion feature on the note was valued at $53,000 based on the difference between the fair value of the 905,983 convertible shares at the valuation date and the $53,000 note value. The discount related to the beneficial conversion feature will be amortized over the term of the debt. The derivative value related to the beneficial conversion feature on the note was determined using the Cox, Ross & Rubinstein Binomial Tree model. The derivative liability for this note at its February 12, 2020 inception (“Commitment Date”) was $74,472 and for the period ending March 31, 2020 was $82,485, calculated as shown below.

	March 31, 2020	Commitment Date
Expected dividends	0%	0%
Expected annual volatility	197.1%	182.9%
Expected term: conversion feature	1 year	1 year
Risk free interest rate	.04%	1.54%

The foregoing descriptions of the Purchase Agreement and Notes do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreements and the Notes, which are attached as Exhibits hereto.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at for the periods ended:

	March 31, 2020	December 31, 2019

Accrued consulting fees	$392,018	$392,018
Accrued consulting expense	249,500	249,500
Total accrued expenses	$641,518	$641,518

NOTE 8 – CAPITAL STRUCTURE

At the Company’s Special Shareholders Meeting held in December 2019, a number of proposals were presented and passed by the Company’s shareholders, including Proposal 1 to increase the number of authorized shares of Class A Shares of the Company, par value $0.0001 per share (“Class A Shares”), from 300,000,000 to 500,000,000, (such amendment, “Amendment No. 1”); Proposal 2 to change the name of the Company’s Class A Shares from “Class A” to “common stock” (“common stock” or “Common Stock”),with the same $0.0001 par value per share, designations, powers, privileges, rights, qualifications, limitations, and restrictions as the former Class A Shares, and Proposal 3 to eliminate Class B Shares as a class of capital stock of the Company. All references to Common Stock described herein below include by definition any former Class A common stock.

Accordingly, the Company is now authorized to issue 500,000,000 shares of Common Stock with a par value of $.0001 per share, with each share having one voting right.

Common Stock

At March 31, 2020, there were 310,473,284 total shares of Common Stock outstanding.

During the three-months ended March 31, 2020, the Company: issued 13,824,607 shares of Rule 144 restricted Common Stock, including 600,000 shares issued in a private placement to an accredited investor, at $0.10 per share, 3,906,610 for the conversion of a prior loan at $0.047 per shares, 1,460,260 shares for costs related to the issuance of promissory notes at an average $0.085 per share and 857,737 shares at $0.01 per share from convertible warrants conversions. Shares to be issued are for the settlement of legal expenses which were accrued pursuant to agreements with two prior law firms.

During the three-months ended March 31, 2019, the Company issued 766,667 shares of restricted Common Stock to three (3) individuals holding warrants for costs related to the issuance of promissory notes of 366,667, 200,000 and 200,000 shares respectively, priced at $0.01/converted share.

At December 31, 2019, there were 296,648,677 shares of Common Stock outstanding.

Class B Stock

At March 31, 2020, there are no longer any Class B shares, as such shares were terminated in December 2019. For the same period ending March 31, 2019, there were no shares of Class B stock issued and outstanding.

Stock options, warrants and other rights

As of March 31, 2020 and 2019 respectively, the Company has not adopted and does not have an employee stock option plan.

As of March 31, 2020, the Company had total warrants issued and outstanding of 8,000,000, with current remaining expiration periods of less than one year, including 4,000,000 warrants in favor of Reynolds expiring in October 2020, and 4,000,000 warrants in favor of Harer expiring in January 2021. The weighted average exercise price of these remaining warrants is $.175, with remaining terms of less than a year.

At the year ended December 2019, the Company had 10,857,737 warrants outstanding, of which 2,000,000 expired in February 2020, and 857,737 were converted into restricted common stock in the period ended March 2020. The original warrants were issued for loan costs related to Mabert loans made in December 2018. The Company recorded a debt discount of $68,619 at the issuance of the loan, such amount fully amortized through December 2109, and recorded a subscription receivable of $8,577 for the cost to the shareholder of the warrant at conversion.

NOTE 9 - RELATED PARTY TRANSACTIONS

After approval during a properly called special meeting of the board of directors, on September 14, 2018 Mabert, LLC, a Texas Limited Liability Company owned by a director and stockholder, Kevin Jones and his wife Christine Early, as an Agent for various private lenders including themselves, entered into a loan agreement (“Loan Agreement”) for the purpose of funding working capital and general corporate expenses for the Company of up to $1,500,000, which was subsequently amended to provide up to $5,000,000. The Company bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones as an Interested Director did not vote on this transaction. Since the inception of the Loan Agreement through March 31, 2020, a total of $2,132,879 (excluding debt discount of $80,888) has been loaned to the Company by six shareholders, including Mr. Jones. See Note 5.

Through Mabert, Mr. Jones along with his wife and his company have loaned $1,527,879, and four other shareholders have loaned the balance of the Mabert Loans. These loans are secured by the assets of the Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the loan agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by the Agent for these shareholders. The actions of the Company in case of default can only be determined by the shareholders. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the loan agreement. Mabert did not nor will it receive compensation for its work as an agent for the lenders.

For the period ended March 31, 2020, the Company accrued expenses for related parties of $1,457,722 to account for the total deferred compensation expenses among three current executives, one former executive and one current employee. Each of the current executives and employees have agreed to defer their compensation until such time as sufficient cash is available to make such payments, the Company’s Chief Financial Officer having the express authority to determine what constitutes cash sufficiency from time-to-time.

Through the period ended March 31, 2020, we received $50,000 in cash advances from two of our directors, Ransom Jones and Kent Harer and Kevin Jones, in the amounts of $25,000 each, which have been accrued as Advances - related parties for the period. An advance of $1,019 made by our director, Kevin Jones, was repaid in the period ending March 31, 2020.

Through the period ended March 31, 2020, the Company made advances to an affiliate, OPMGE, of $412,847, including $25,000 during the first three months of 2020. As reported on Form 8-K on August 29, 2019, Entry into a Material Definitive Agreement, the Company now owns a non-consolidating 42.86% interest in the OPMGE GTL plant located in Wharton, Texas. The amount advanced was booked as a related party receivable by the Company which expects to fully recover the receivable from OPMGE as it ramps up its operations in 2020.

Kevin Jones, a director and greater than 5% shareholder, made cash advances to the Company in the amount of $101,833 during the three months ended March 31, 2020, such advances converted to a renewable one-year Promissory Note, at 18% interest-only for the first year. See Note 5 above.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

In August 2012, the Company entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-months ended March 31, 2020, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, the Company entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the year ended December 2019. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist.

Effective April 1, 2019, the Company entered into an employment agreement with Thomas Phillips, Vice President of Operations, reporting to the President of Greenway Innovative Energy, Inc., for a term of twelve (12) months with compensation of $120,000 per year. Phillips is entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, valued at $.06 per share, or $270,000, which we expensed as of the effective date of the agreement. Such stock-based compensation shares were issued in February 2020. Phillips is also entitled to certain additional stock grants based on the performance of the Company during the term of his employment and is entitled to participate in the Company’s benefit plans, if and when such become available.

Effective April 1, 2019, the Company entered into an employment agreement with Ryan Turner for a term of twelve (12) months with compensation of $80,000 per year, to manage the Company’s Business Development and Investor Relations functions. Turner reports to the President of Greenway Technologies and is entitled to a no-cost grant of common stock equal to 2,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, valued at $.06 per share, or $150,000, which we expensed as of the effective date of the agreement. Such stock-based compensation shares were issued in February 2020. Turner is also entitled to certain additional stock grants based on the performance of the Company during the term of his employment. Turner is also entitled to participate in the Company’s benefit plans, if and when such become available.

Other

The August 2012 acquisition agreement with Greenway Innovative Energy, Inc. (“GIE”) also provided for the Company to: (i) issue an additional 7,500,000 shares of restricted common stock when the first portable GTL unit is built and becomes operational, and, is capable of producing 2,000 barrels of diesel or jet fuel per day, and (ii) pay a 2% royalty on all gross production sales on each unit placed in production. In connection with a settlement agreement with the Greer Family Trust (‘Trust”), the successor owner of one of the two founders and prior owners of GIE on February 6, 2018, the Company exchanged Greer’s half of the 7,500,000 shares (3,750,000 shares) to be issued in the future, Greer’s half of the 2% royalty, a termination of Greer’s then current Employment Agreement and the Trust’s waiver of any future claims against the Company for any reason, for the issuance and delivery to the Trust of three million (3,000,000) restricted shares of the Company’s common stock and a convertible Promissory Note for $150,000. As a result, only 3,750,000 common shares are committed to be later issued under the original 2012 acquisition agreement.

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

Consulting Agreements

On November 28, 2017, the Company entered into a three-year consulting agreement with Chisos for public relations, consulting and corporate communications services. The initial payment was 1,800,000 shares of the Company’s restricted common stock. Additional payments were to be made upon the Company’s common stock reaching certain price points over an extended period. Due to a breach of the Agreement by Chisos, on June 22, 2018, the Board of Directors of the Company voted to terminate the Agreement. Based on the termination, all warrants to purchase the Company’s common stock were cancelled. Chisos sued the Company for breach of contract. The Company vigorously defended itself and the litigation was dismissed without prejudice on November 19, 2019. See this Note 10 – Legal Matters below.

On September 7, 2018, Wildcat Consulting, a company controlled by a shareholder, Marshall Gleason (“Gleason”), filed suit against the Company alleging claims arising from a prior Consulting Agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On March 6, 2019, the parties entered into a Rule 11 Agreement settling both disputes. The Company performed in all regards under the Rule 11 Agreement and the parties executed the Settlement Agreement. Gleason signed the Compromise Settlement and Release Agreement on February 4, 2020, and both cases were dismissed by the Court on February 25, 2020. See also Note 10 – Legal Matters.

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

Greenway rents approximately 600 square feet of office space at 1521 North Cooper St., Suite 205, Arlington, Texas 76011, at a rate of $957 per month, including utilities, under a one-year lease agreement, renewable for successive one-year terms in the Company’s sole discretion.

Each September, the Company pays $11,600 in annual maintenance fees on its Arizona BLM mining leases, under one-year lease agreements, renewable for successive one-year terms in the Company’s sole discretion in addition. These leases provide for 10% royalties based on production, if any. There has been no production to date.

Legal Matters

The Company was named as a co-defendant in an action brought against the Company and Mamaki Tea, Inc., alleging, among other things, that the Company was named as a co-guarantor on an $850,000 foreclosed note, including accrued and accruing interest held by Southwest. On April 22, 2016, Greenway Technologies filed suit under Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison for breach of a Stock Purchase Agreement dated October 29, 2015, wherein the Company sold its shares in Mamaki to HBI for $700,000 (along with the assumption of certain debt). The Company maintained its guaranty on the original loan as a component of the sale transaction. The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016. On January 13, 2017, the parties executed a Settlement and Mutual Release Agreement (Agreement). However, the Defendants again defaulted in their payment obligations under this new Agreement. Curtis Borman and Lee Jennison were co-guarantors of the obligations of Mamaki and HBI. To secure their guaranties, each of Curtis Borman and Lee Jennsion posted 1,241,500 and 1,000,000 shares, respectively, of the Company. Under the Agreement, the shares were valued at $.20. Due to the default under the Agreement, these shares were later returned to the Company’s treasury shares. Curtis Borman subsequently filed for bankruptcy and the property was liquidated for $600,000, applied against the prior loan amount, leaving a remaining guaranteed loan payment balance of approximately $700,000, including accrued interest and legal fees. On September 26, 2019, we entered into a Settlement Agreement with Southwest, providing 1,000,000 shares of Common Stock subject to standard Rule 144 restrictions, and a three (3) year term Promissory Note for $525,000 to settle all claims (recorded in Long Term Liabilities).

On September 7, 2018, Wildcat, a company controlled by a shareholder Gleason, filed suit against the Company, alleging claims arising from a prior consulting agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On September 27, 2018, Wildcat filed a second suit against the Company alleging claims arising from a Promissory Note between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. Through a mediated settlement, the Company’s agreed to a Rule 11 Agreement, providing the Company execute a new promissory note to replace the prior Promissory Note with new payment provisions, among other requirements, and further stipulating that the parties would enter into a form of mutually agreement settlement agreement. The Company performed in all regards under the Rule 11 Agreement, Wildcat (Gleason) signed the mutually agreed Compromise Settlement and Release Agreement on February 4, 2020, and all litigation among the parties was dismissed by the Court on February 25, 2020.

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

NOTE 11-SUBSEQUENT EVENTS

The outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced business and consumer spending due to both job losses, reduced investing activity and M&A transactions, among many other effects attributable to the COVID-19 (coronavirus), and there continue to be many unknowns. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact our operations, the operations of OPMGE and/or ability to obtain financing or future financial results is uncertain.

On April 7, 2020, the Company issued 430,510 par value $0.0001 shares of the Company’s restricted common stock valued at an average $0.063 per share, pursuant to a settlement reached in February 2020 to pay $27,127 of certain prior billed and outstanding legal expenses with the law firm Lehtola & Cannatti, PLLC, primarily for work performed from May 2017 through April 2019, and including a limited amount of additional work performed for the stockholders’ meeting during the summer of 2019 through January 2020.

On April 8, 2020, the Company issued 99,201 par value $0.0001 shares of the Company’s restricted common stock valued at an average $0.053 per share, pursuant to a settlement reached in February 2020 to pay $5,285 for all prior billed and outstanding legal expenses with the law firm of Fogarty LLP, for work performed from July 2018 through August 2019.

On April 8, 2020, pursuant to a stock sale on April 2, 2020, the Company sold 375,000 shares of our restricted common stock, par value $.0001 per share, for $15,000, or $0.04 per share to an accredited investor in a private sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending March 31, 2020 and 2019 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate. Much of this general market information is based on industry trade journals, articles and other publications that are not produced for purposes of SEC filings or economic analysis. We have not reviewed nor included data from all possible sources and cannot assure investors of the accuracy or completeness of any such data that is included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of our services. As a result, investors should not place undue reliance on these forward-looking statements, and we do not assume any obligation to update any forward-looking statement.

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources, should be read in conjunction with our Annual Form 10-K filed on April 14, 2020. As discussed in Note 2 to these condensed unaudited consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the condensed unaudited consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

Our GTL Technology

In August 2012, we acquired 100% of GIE, pursuant to that certain Purchase Agreement, by and between us and GIE, dated August 29, 2012, and filed as Exhibit 10.5 to this Form 10-Q, and incorporated by reference herein (the “GIE Acquisition Agreement”). GIE owns patents and trade secrets for a proprietary technology to convert natural gas into Syngas. Based on a new, breakthrough process called Fractional Thermal Oxidation™ (“FTO”), we believe that the G-Reformer, combined with conventional FT processes, offers an economical and scalable method to converting natural gas to liquid fuel. On February 15, 2013, GIE filed for its first patent on this GTL technology, resulting in the issue of U.S. Patent 8,574,501 B1 on November 5, 2013. On November 4, 2013, GIE filed for a second patent covering other unique aspects of the design and was issued U.S. Patent 8,795,597 B2 on August 5, 2014. The Company has several other pending patent applications, both domestic and international, related to various components and processes relating to our proprietary GTL methods, complementing our existing portfolio of issued patents and pending patent applications.

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

Employees

As of the filing date of this Form 10-Q, we have five (5) full-time employees. Certain of these employees receive no compensation or compensation is deferred on a periodic basis by mutual written agreement. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 14, 2020, and filed with our annual report on Form 10-K, which is included by reference to our Financial Statements and raises substantial doubt about our ability to continue as a going concern.

	March 31, 2020	December 31, 2019
Net loss	$(562,749)	$(3,661,245)
Cash flow (negative) from operations	(262,572)	(1,332,528)
Negative working capital	(6,824,732)	(6,364,485)
Stockholders’ deficit	(7,349,730)	(6,889,485)

As of March 31, 2020, we had total liabilities in excess of assets by $6,824,732 and used net cash of $262,572 for our operating activities. This is as compared to the most recent year ended December 31, 2019, when we used net cash of $1,332,528 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

The Financial Statements included in our Form 10-Q do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient new cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and/or ultimately to attain profitable operations. However, there is no assurance that profitable operations, financing, or sufficient new cash flows will occur in the future.

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

Results of Operations

Three-months ended March 31, 2020, compared to Three-months ended March 31, 2019.

We had no revenues for our consolidated operations for the quarters ended March 31, 2020 and 2019. We reported consolidated net losses for each of these periods of $562,749 and $598,948, respectively.

Operating Expenses.

General and Administrative Expenses. During the three-months ended March 31, 2020, General and Administrative expenses decreased to $287,955, as compared to $326,509 for the prior year three-months ended March 31, 2019. The decrease was primarily the result of decreased consulting fees in the period.

Research and Development Expenses. During the three-months ended March 31, 2020, Research and Development expenses decreased to $0 dollars, as compared to $243,820 for the prior year three-months ended March 31, 2019. The change was primarily due to the completion of the last stage of the prior Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington related development of the Company’s G-Reformer unit.

Interest Expense. During the three-months period ended March 31, 2020, interest expense increased to $181,016 as compared to interest expense of $75,399 for the prior year three-months ended March 31, 2019. The increase was primarily due to the increase in the amortization of discounts on new convertible notes payable executed during the period.

Change in Fair Value of Derivative Liability and Derivative Expenses. During the three-months ended March 31, 2020, the loss on the fair value of derivatives increased $60,610, as compared to a gain of $46,779 for the prior year three-month period in 2019. The change was due to the execution of two new convertible notes payable in the current quarter, and their related derivative value calculations using the Cox, Ross & Rubinstein Binomial Tree model method.

Net Loss from Operations. Our net loss from operations decreased to $287,955 for the quarter ended March 31, 2020, as compared to $570,328 for the quarter ended March 31, 2019. The decrease was due primarily to a decrease in Consulting fees of $71,500 and no Research and Development expenses for the period, compared to $243,819 in Research and Development expenses for the same quarter of 2019.

Net Loss. Our net loss nominally decreased to $562,749 for the three-months ended March 31, 2020, compared to a loss of $598,948 for the same three-months period in 2019. The decrease was primarily due to the decrease in our Research and Development expense to zero, offset by the increase in Interest expense to $181,016 in the current period compared to $75,399 in the prior year quarter ended March 31, 2019.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of March 31, 20120, we had $10,285 in cash, total current assets of $448,132, and total current liabilities of $7,272,864. Our total accumulated deficit on March 31, 2019, was $(31,042,578).

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. In the three-months ended March 31, 2020, our working capital deficit increased by $460,247 from the recent year-ended December 2019 primarily as the result of increases in Accrued expenses to related parties of $155,518, increases in Notes payable to related parties of $101,833 and an increase in other Convertible Notes Payable of $171,000.

We are exploring various means to increase our working capital, including completing additional private stock sales and entering new debt instruments. In January 2020, we entered into a Securities Purchase Agreement with PowerUp, a lender that specializes in making funding commitments to small-cap public companies. PowerUp has agreed to provide up to $1,000,000 to us over a twelve (12) month period, subject to periodically determined stock price and trading attributes, under which we borrowed $171,000 in the first quarter of 2020. See Note 6 herein above for more detail on the described notes.

Operating activities

Net cash used in continuing operating activities during the three-months ended March 31, 2020 was $262,572, as compared to $260,465 for the three-months ended March 31, 2019.

Investing activities

Net cash used in investing activities for the three-months period ending March 31, 2020 was $25,000, consisting of additional advances to OPMGE for deposits on a piece of specialized commercial equipment required to convert the Wharton, TX manufacturing facility for use of our GTL technology, resulting in the total Receivable – Related Party of $412,847 shown on our Balance Sheet for the period. There were no cash flows from investing activities for the period ended March 31, 2020.

Financing Activities

Net cash provided by financing activities was $281,814 for the three-months ended March 31, 2020, consisting primarily of the proceeds from a new loan made by Director and shareholder, Kevin Jones, a related party under the Mabert Loan Agreement of $101,833, and two loans from PowerUp totaling $171,000, and a sale of the Company’s Common Stock to a private accredited private investor of $60,000, offset by payments on other notes payable to Wildcat of $50,000. This is compared to a cash advance of $199,528 from a related in the three-months ended March 31, 2019. See Notes 5 and 6 to our Financial Statements herein above.

The accompanying Financial Statements were prepared on a going concern basis, which contemplates realization of our assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology sufficient to maintain basic financial viability, while seeking significant development capital for full commercialization. Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Commitments

Capital Expenditures

The prior funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the last SOW. As we move into the testing and commercialization phase of our GTL technology, we plan to update and enter into a new SOW with UTA for later in 2020 and 2021. This is anticipated to entail a financial commitment of approximately $257,000 for a full twelve-month research cycle, which we have been told can be payable in four equal installments of $64,250. However, we shall only execute such new SOW and notice UTA to start such work when we have funds available to make such payments. As described elsewhere herein this Report, we are working to raise sufficient capital to enter such new SOW, including from private stock sales, additional debt and payment from of our receivable with OPMGE. There is no assurance we that we will be able to raise such sufficient funds to enter into such new SOW.

Operational Expenditures

Employment Agreements

In August 2012, the Company entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-months ended March 31, 2020, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, the Company entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the year ended December 2019. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist.

Effective April 1, 2019, the Company entered into an employment agreement with Thomas Phillips, Vice President of Operations, reporting to the President of Greenway Innovative Energy, Inc., for a term of twelve (12) months with compensation of $120,000 per year. Phillips is entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, valued at $.06 per share, or $270,000, which we expensed as of the effective date of the agreement. Such stock-based compensation shares were issued in February 2020. Phillips is also entitled to certain additional stock grants based on the performance of the Company during the term of his employment and is entitled to participate in the Company’s benefit plans, if and when such become available.

Effective April 1, 2019, the Company entered into an employment agreement with Ryan Turner for a term of twelve (12) months with compensation of $80,000 per year, to manage the Company’s Business Development and Investor Relations functions. Turner reports to the President of Greenway Technologies and was entitled to a no-cost grant of common stock equal to 2,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, valued at $.06 per share, or $150,000, expensed as of the effective date of the agreement and issued in February 2020. Turner is also entitled to certain additional stock grants based on the performance of the Company during the term of his employment. Turner is also entitled to participate in the Company’s benefit plans, if and when such become available.

Consulting Agreements

On November 28, 2017, we entered into the Chisos Agreement with Chisos for public relations, consulting and corporate communications services. The initial payment was 1,800,000 shares of our Common Stock. Additional payments were to be made upon our Common Stock reaching certain price points over an extended period. Due to a breach of the Chisos Agreement by Chisos, on June 22, 2018, our Board of Directors voted to terminate the Chisos Agreement. Based on the termination, all warrants to purchase our Common Stock were cancelled. Chisos sued us for breach of contract. The Company vigorously defended itself and the litigation was dismissed without prejudice on November 19, 2019. A copy of the court’s dismissal is incorporated by reference as Exhibit 10.61. See Note 10 – Legal Matters above.

On September 7, 2018, Wildcat filed suit alleging claims arising from the related Gleason Agreement, seeking to recover monetary damages, interest, court costs, and attorney’s fees. In a separate lawsuit, Wildcat filed suit claiming that the Company breached a Promissory Note dated November 13, 2017, entered into between Wildcat as lender and Greenway as borrower. On March 6, 2019, we entered into a Rule 11 Agreement with Gleason settling both disputes, a copy of which is filed as Exhibit 10.52 to this Form 10-Q and incorporated by reference. The Rule 11 Agreement provided that if we timely performed the provision stipulated in such agreement, the parties would file a joint motion for dismissal and present agreed orders of dismissal with prejudice for both lawsuits. The Company performed in all regards under the Rule 11 Agreement, and Gleason signed the mutually agreed Compromise Settlement and Release Agreement on February 4, 2020. Subsequently all litigation was dismissed by the Court on February 25, 2020. A copy of the Dismissal is incorporated by reference as Exhibit 10.59. See Note 10 – Legal Matters herein above.

Paul Alfano, a director and greater than five percent (5%) shareholder entered into a consulting agreement with us on April 19, 2018 via Alfano Consulting Services (the “Alfano Agreement”), to provide board and senior management advice, including but not limited to corporate strategy, SEC regulatory adherence, sales and marketing strategies, document and presentation preparation and fund-raising support. Terms included payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. A copy is available by Exhibit 10.44 incorporated by reference herein. The Alfano Agreement was terminated when Mr. Alfano became a director in June 2019. Prior to becoming a Director, Mr. Alfano had made a claim against us, providing written support using two different total payment amounts, which the Company disputed as incorrectly calculated at the time. Prior to becoming a Director, the Company and Mr. Alfano resolved such disputed amounts and we accrued Consulting Fees of $94,038 for all prior periods through the year ending December 31, 2019, with no change in the quarter ended March 31, 2020. There is no payment schedule agreed to by the parties, and such accrued expenses will be paid only when the Company has sufficient liquidity to make such payment, or unless or until the parties agree to some other form of payment provision, up to and including the conversion of the accrued expenses to stock or direct forgiveness by Alfano Consulting Services.

Other

Pursuant to the GIE Acquisition Agreement in August 2012, we agreed to: (i) issue an additional 7,500,000 shares of Common Stock when the first portable GTL unit is built and becomes operational, and is capable of producing 2,000 barrels of diesel or jet fuel per day, and (ii) pay a 2% royalty on all gross production sales on each unit placed in production, or one percent (1%) each to the founders and previous owners of GIE. On February 6, 2018, and in connection with a settlement agreement dated April 5, 2018, by and between the Greer Family Trust and us, which is the successor in interest one of the founders and prior owners of GIE, F. Conrad Greer (“Greer”), (the “Trust”, and such settlement agreement the “Trust Settlement Agreement”), we issued 3,000,000 shares of Common Stock and a convertible promissory note for $150,000 to the Trust in exchange for: (i) a termination of the Trust’s right to receive 3,750,000 shares of Common Stock in the future and 1% of the royalties owed to the Trust under the GIE Acquisition Agreement; (ii) the termination of Greer’s then current employment agreement with GIE; and (iii) the Trust’s waiver of any future claims against us for any reason. A copy of the Trust Settlement Agreement and related promissory note dated April 5, 2018, by us in favor of the Trust is filed as Exhibit 10.36 to this Form 10-Q and incorporated by reference herein.

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

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the period ended March 31, 2020, we received $101,832 in related party loans from a director, Kevin Jones, under the Mabert Loan facility. See also Note 5 – Notes Payable and Notes Payable Related Parties herein above.

In the year ended December 31, 2019, we received $50,000 in advances from two of our directors, Ransom Jones (who is also our CFO), and Kent Harer, who is also our acting (interim) President in amounts of $25,000 each, which were accrued as Advances - related parties for that period.

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

Third-party financing

We have also received loans from external lenders. In January 2020, we entered into that certain Purchase Agreement with PowerUp, which has further agreed to provide up to $1,000,000 to us over a twelve (12) month period, subject to period determined stock price and trading attributes. We received $171,000 during the first quarter of 2020 under this Purchase Agreement in two convertible promissory notes executed in January and February 2020 in the amounts of $118,000 and $53,000, respectively. The Purchase Agreement contains customary representations and warranties, covenants, and conditions to closing. See Note 6 – Other Notes and Convertible Payable herein above.

On February 11, 2020, the Company issued 600,000 shares of Rule 144 restricted Common Stock pursuant to a private placement sale to an accredited investor, for $60,000, or $0.10 per share.

On July 25, 2019, a Trustee for the Greer Trust sent notice to the Company of their election to convert all unpaid principal and accrued interest of $183,220 due under the Greer Note. The conversion price as calculated according to the Note’s terms was $0.0469 per share, resulting in a conversion of the Note and accrued interest into 3,906,610 shares of the Company’s common stock. These shares were issued in the first quarter of 2020. See Note 6 – Other Notes and Convertible Payable above.

On December 20, 2018, the Company issued a convertible promissory note for $166,667, payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 – Other Notes and Convertible Payable above.

Impact of Inflation

While we are subject to general inflationary trends, including for basic manufacturing production materials, our management believes that inflation in and of itself does not have a material effect on our operating results. However, inflation may become a factor in the future. However, the COVID-19 virus and its current extraordinary impact on the world economy has reduced oil consumption globally, decreasing crude oil prices, to levels not seen since the early 1980’s. The economics of GTL conversion rely in part on the arbitrage between oil and natural gas prices, with economic models for many producers, including our own models, using a range of $30-60/bbl (for WTI or Brent Crude as listed daily on the Nymex and ICE commodities exchanges) to determine relative profitability of their GTL operations. While the COVID-19 virus may run its human course in the near term, we believe (as many others in the U.S. government and media believe), that the economic impacts will be long lasting and for all practical matters, remain largely unknown at this time.

Off-Balance Sheet Arrangements

During the year ended December 2019, we entered into a revenue interest research and development venture with Mabert and an employee, Tom Phillips, OPMGE. We account for our participation under the Equity Method, as further defined herein below, whereby we may be subject to future gains and losses that are reasonably likely to have an effect on our reported results of operations and liquidity. We are not required to invest, participate in any of the ongoing costs, financing or capital expenditures made by OPMGE. We have advanced a total of $412,847 to OPMGE, including $25,000 in the first quarter 2020, which we have accrued as a related party receivable and expect to be paid such advances as OPMGE receives expected financing and ramps up its operations in 2020.

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

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued Accounting Standard 606 – Revenue from Contracts with Customers, as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We adopted the guidance on January 1, 2018 and applied the cumulative catch-up transition method. The transition adjustment to be recorded to stockholders’ deficit upon adoption of the new standard did not have a material effect upon the condensed unaudited consolidated financial statements. The Company has not, to date, generated any revenues.

Equity Method Investment

On August 29, 2019, we entered into a research and development venture, OPMGE, with Mabert and an employee, Tom Phillips. We contributed a limited license to use our proprietary and patented GTL technology and a working G-Reformer refractory unit, for no actual cost basis, in exchange for 300 membership units in OPMGE, equating to an approximately a 42.8% current interest in OPMGE, pending the expected issuance of an additional 300 membership units, equating to a net 30% ownership interest in OPMGE at that time. There was not previously and is no book or asset value attributed to the contributed technology. We evaluated our interest in OPMGE and determined that we do not control OPMGE. We account for our interest in OPMGE via the equity method of accounting. To our knowledge, at March 31, 2020, OPMGE had no material business activity as of such date. As described in “Note 9 – Related Party Transactions” to our Financial Statements above, we maintain a related party receivable from OPMGE related to advances made to assist in certain capital expenditures. We expect to fully recover the receivable once OPMGE operations ramp up in 2020.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 3-months or less to be cash equivalents. There were no cash equivalents at March 31, 2020, or March 31, 2010. Unless otherwise indicated, all references to “dollars” in this Form 10-Q are to U.S. dollars.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. See Note 6 – Other Notes and Convertible Payable to our Financial Statements for a more detailed description regarding our current convertible notes payable and warrants.

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

In March 2020, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of March 31, 2020, our internal control over financial reporting was ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2020:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended March 31, 2020, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of six directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending March 31, 2020, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On October 19, 2019 the Company was served with a lawsuit by Norman Reynolds (“Reynolds”), a previously engaged counsel by the Company. The suit was filed in Harris County District Court, Houston, Texas, asserting claims for unpaid fees of $90,377. While fully reserved, the Company vigorously disputed the total amount claimed and has asserted counterclaims based upon Reynolds’ alleged conflicts of interest, breaches of fiduciary duty and violations of the Texas Deceptive Trade Practices Act. We are confident in the Company’s defenses and counterclaims and intend to continue to vigorously defend the Company’s interests and prosecute its claims.

There are no other active material legal matters as of the date of this report. See also Note 10 - Commitments and Contingencies – Legal Matters herein above to the unaudited condensed condensed unaudited consolidated financial statements included elsewhere in this report and incorporated herein by reference.

Item 1A.	Risk Factors.

Risks Related to our Business and Operations

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations and ability to file timely and accurate financial information.

A significant portion of the Company’s business, financial and governance operations are contracted with certain independent contractors and third-parties currently on “lock-down” orders or “shelter in place” recommendations related to the national health crisis created by the COVID-19 pandemic, including key people responsible for assisting the Company in the development of its financial statements. As a result of the travel and work restrictions stemming from the COVID-19 pandemic, the Company may be unable to fully review and certify certain financial statements that it needs to permit the Company to file timely and accurate quarterly Reports on Form 10-Q, including for the quarter ended March 31, 2020, by the prescribed dates without undue hardship and expense to the Company.

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

As of March 31, 2020, we own United States Patents Nos. 8,574,501 B1, originally issued November 5, 2013 and 8,795,597 B2, issued August 5, 2014, covering our GTL conversion technology for the purpose of converting natural gas to clean synthetic fuels in a small-plant and mobile application. The term of each patent under U.S. law is 21 years. Accordingly, each of these patents will expire in the years 2034 and 2035 respectively, unless they are modified with “improvements to the current art” by us, in which case their useful lives may be extended. There is no certainty that we will be able to make such improvements to our currently held patents, and they therefore may expire at their respective terms. Alternatively, a patent’s term may be shortened if a patent is terminally disclaimed (litigated) over a commonly owned patent or a patent naming a common inventor has an earlier expiration date. There is no certainty that we will be able to successfully defend our patents if such claims are made, and they may expire prior to their respective terms.

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

Our business is led by an interim President, Kent Harer, and our Chief Financial Officer, Ransom Jones, both of whom are also members of our Board of Directors. Our engineering efforts are led by Thomas Phillips, who is also Vice President of Operations for GIE, but we use outside consultants to support and perform the majority of the engineering and production work on our GTL technology. We have also contracted with other senior consultants to provide sales, financial reporting and governance support.

If one or more of these senior executives, officers, or consultants are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted, along with our financial condition, such that our results of operations may be materially and adversely affected. In addition, if the competition for senior management and senior officers in our industry is intense, the pool of qualified candidates is limited, and we may not be able to retain the services of our senior executives, key personnel, or senior consultants or attract and retain high-quality personnel in the future. Such failure could materially and adversely affect our future growth and financial condition, and the loss of one or more of these key personnel could negatively impact our business and operations.

If our sponsored research and development agreement with UTA is terminated, we may lose access to certain of the scientists that were instrumental in developing our technology.

To support our engineering efforts, we entered into a confidential SRA with UTA starting in October 2009 and continuing with confidential Scope of Work addendums added through today to develop and enhance our patented GTL system with the goal of developing commercial GTL plants to convert natural gas into liquid fuels. We use UTA as an external research and development arm for the Company. If we or UTA were to terminate our relationship, we might lose access to the scientists most familiar with our unique technology. There is no assurance that we would be able to continue to improve on the technology we have developed thus far, potentially slowing down our commercialization and financing efforts.

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

Our venture partner, OPMGE carries General Liability and Premises insurance. In the event we should have operations on future customer sites, we plan to carry comprehensive general liability insurance will further provide workers’ compensation insurance coverage to employees in all states in which we will operate. While these policies are customary in the industry, they do not provide complete coverage against all operating risks, and as a small operator, we may not be able to obtain sufficient coverage. In addition, our insurance may not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows, causing us to cease business operations. Our insurance coverage may not be sufficient to cover every claim made against us or may not be commercially available for purchase in the future.

Our GTL Technology is subject to the changing of applicable U.S. laws and regulations.

While we are considered a “green energy” technology, our business is particularly subject to federal and state laws and regulations with respect to the oil and gas and mining industries. Our success depends in part on our ability to anticipate, navigate and respond to any changes that might occur. Due to our currently limited financial resources, we might not be able to respond to unanticipated changes, should they occur and impact our operations, and therefore have to cease operations.

Acts of terrorism, responses to acts of terrorism and acts of war may impact our business and our ability to raise capital.

Future acts of war or terrorism, national or international responses to such acts, and measures taken to prevent such acts may harm our ability to raise capital or our ability to operate, especially to the extent we may later depend upon activities conducted in foreign countries. In addition, the threat of future terrorist acts or acts of war may have effects on the general economy or on our business that are difficult to predict. We are not insured against damage or interruption of our business caused by terrorist acts or acts of war, and thus, our financial operations may be materially impacted by such events.

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

We have a substantial amount of indebtedness, which requires significant interest payments. As of March 31, 2020, we had total liabilities of $7,797,864, including $2,247,551 of current debt (net of debt discounts totaling $222,995), bearing an average cash interest of 17.2% per year. We also have additional long-term liabilities of $525,000, in the form of a 3-year interest-only note payable, bearing interest at 7.5%, paid semi-annually, due in July 2022. For more details on our indebtedness, please see Notes 5 and 6 to our Financial Statements.

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

During the three-month period ended March 31, 2020, we issued a total of 13,824,607 shares of the Company’s common stock, including 2,317,997 shares of restricted common stock to Director Kevin Jones for costs related to Promissory Notes the Company executed in 2018 and 2019; 3,906,610 shares related to the conversion of a loan, 7,000,000 shares related to employment agreements and 600,000 through a private sale to an accredited investor.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Identification of Exhibit
2.1**	Combination Agreement executed as of August 18, 2009, between Dynalyst Manufacturing Corporation and Universal Media Corporation, filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.1**	Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on March 13, 2002, filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.2**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on June 7, 2006, filed as Exhibit 3.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.3**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on August 28, 2009, changing the corporate name to Universal Media Corporation, filed as Exhibit 3.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.

3.4**	Articles of Amendment of Articles of Incorporation of Universal Media Corporation filed with the Secretary of State of Texas on March 23, 2011, changing the corporate name to UMED Holdings, Inc., filed as Exhibit 3.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.5**	Articles of Amendment of Certificate of Formation of UMED Holdings, Inc. filed with the Secretary of State of Texas on June 23, 2017, changing the corporate name to Greenway Technologies, Inc., filed as Exhibit 3.1 to the registrant’s Form 8-K/A on July 20, 2017, Commission File Number 000-55030.
3.6**	Bylaws of Dynalyst Manufacturing Corporation, filed as Exhibit 3.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.7**	Articles of Incorporation of Greenway Innovative Energy, Inc. filed with the Secretary of State of Nevada on July 6, 2012, filed as Exhibit 3.7 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.8**	Bylaws of Greenway Innovative Energy, Inc., filed as Exhibit 3.8 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.9**	Certificate of Amendment to the Articles of Incorporation approved by the Shareholders at the Special Shareholders Meeting on December 11, 2019
10.2**	Purchase Agreement dated as of May 1, 2012, between Universal Media Corporation and Mamaki Tea & Extract, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.3**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.4**	Second Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.5**	Purchase Agreement dated August 29th, 2012, between Universal Media Corporation and Greenway Innovative Energy, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.6**	Purchase Agreement dated as of February 23, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.7**	Asset Purchase Agreement dated as of October 2, 2011, between Jet Regulators, L.C., R/T Jet Tech, L.P. and UMED Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.8**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Kevin Bentley, filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.9**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. Randy Moseley, filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.10**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Richard Halden, filed as Exhibit 10.11 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.11**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Raymond Wright, filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.12**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Conrad Greer, filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.13**	Consulting Agreement dated May 27, 2011, between UMED Holdings, Inc. and Jabez Capital Group, LLC, filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.14**	Promissory Note in the amount of $850,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Southwest Capital Funding, Ltd., filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.15**	Modification of Note and Liens effective as of October 1, 2012, between Southwest Capital Funding, Ltd. and Mamaki Tea, Inc., filed as Exhibit 10.16 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.16**	Second Modification of Note and Liens effective as of December 20, 2012, between Southwest Capital Funding, Ltd., Mamaki Tea, Inc., and Mamaki of Hawaii, Inc., filed as Exhibit 10.17 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.17**	Promissory Note in the amount of $150,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Robert R. Romer, filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.18**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.

10.20**	Promissory Note in the amount of $158,000 dated September 18, 2014, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.20 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.21**	Warrant dated September 18, 2014, for $47,400 worth of UMED Holdings, Inc. shares issued to Tonaquint, Inc., filed as Exhibit 10.21 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.22**	Office Lease Agreement dated October 2015, between UMED Holdings, Inc. and The Atrium Remains the Same, LLC, filed as Exhibit 10.22 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.23**	Warrant dated October 31, 2015, for 4,000,000 shares issued to Norman T. Reynolds, Esq, filed as Exhibit 10.23 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.24**	Promissory Note in the amount of $36,000 dated March 8, 2016, executed by UMED Holdings, Inc. payable to Peter C. Wilson, filed as Exhibit 10.24 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.25**	Convertible Promissory Note in the amount of $224,000 dated May 4, 2016, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.25 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.26**	Severance and Release Agreement by and between UMED Holdings, Inc. and Randy Moseley dated November 11, 2016, filed as Exhibit 10.26 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.27**	Settlement and Mutual Release Agreement dated January 13, 2017, executed by UMED Holdings, Inc. in connection with Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison, filed as Exhibit 10.27 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.28**	Warrant dated February 1, 2017, for 2,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.28 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.29**	Warrant dated February 1, 2017, for 4,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.29 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.30**	Severance and Release Agreement by and between UMED Holdings, Inc. and Richard Halden dated February 1, 2017, filed as Exhibit 10.30 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.31**	Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, LLC, and UMED Holdings, Inc., filed as Exhibit 10.31 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.32**	Consulting Agreement by and between the registrant and Chisos Equity Consultants, LLC, as amended on February 16, 2018, and March 19, 2018, filed as Exhibit 10.1 to the registrant’s Form 8-K, on March 21, 2018, Commission File Number 000-55030.
10.33**	Promissory Note in the amount of $100,000 dated November 13, 2017, executed by Greenway Technologies, Inc. payable to Wildcat Consulting Group LLC.
10.34**	Subordinated Convertible Promissory Note in the amount of $166,667 dated December 20, 2017, executed by Greenway Technologies, Inc. payable to Tunstall Canyon Group LLC.
10.35**	Warrant dated November 30, 2017 for 1,000,000 shares issued to MTG Holdings, LTD.
10.36**	Greer Family Trust Promissory Note and Settlement. filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.37**	Warrant dated January 8, 2018 for 4,000,000 shares issued to Kent Harer.
10.38**	Settlement agreement by and between Greenway Technologies, Inc. and Tonaquint, Inc. dated April 9, 2018.
10.39**	Employment agreement with John Olynick, as President, dated May 10, 2018.
10.40**	Employment agreement with Ransom Jones, as Chief Financial Officer, Secretary and Treasurer, dated May 10, 2018.
10.41**	Consulting Agreement with Gary L. Ragsdale, Ph.D., P.E.
10.42**	Consulting Agreement with John Olynick
10.43**	Consulting Agreement with Marl Zoellers
10.44**	Consulting Agreement with Paul Alfano dba Alfano Consulting Services
10.45**	Consulting Agreement with Peter Hauser
10.46**	Consulting Agreement with William Campbell
10.47**	Consulting Agreement with Ryan Turner
10.48**	Amendment on July 30, 2014 to that certain Employment Agreement with Raymond Wright dated August 29, 2012
10.49**	Mabert LLC as Agent Loan Agreement dated September 14, 2018
10.50**	Mabert LLC as Agent Security Agreement dated September 14, 2018
10.51**	Texas UCC-1 filed by Mabert LLC as Agent on October 11, 2018, ending October 10, 2023.

10.52**	Rule 11 Agreement, dated March 6, 2019, pursuant to a mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.53**	Employment agreement with Thomas Phillips, as Vice President of Operations, effective date April 1, 2019.
10.54**	Settlement Agreement executed on September 26, 2019 with Southwest Capital Funding, Ltd. to resolve all conflicts related to loan guarantees provided for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison.
10.55**	Limited Liability Company Agreement of OPM Green Energy, LLC, dated August 23, 2019, by and among Greenway Technologies, Inc., a Texas corporation, Mabert, LLC, a Texas limited liability company, Tom Phillips, an individual, and OPM Green Energy, LLC, a Texas corporation.
10.56**	Subscription Agreement dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.57**	Intellectual Property License dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.58**	Employment agreement with Ryan Turner for Business Development and Investor Relations, dated April 1, 2019.
10.59**	Agreed Order of Dismissal with Prejudice, dated February 25, 2020, pursuant to the mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.60**	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Chisos Equity Consultants, LLC for the matters in Cause No. 67-306723-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.61**	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Richard Halden for the matters in Cause No. 352-306721-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.62**	Agreed Order of Dismissal without Prejudice, dated November 26, 2019, pursuant to the mutual settlement of all claims by Greenway Technologies, Inc. against Micheal R. Warner et al (the “Dissident Shareholders”) for the matters in Cause No. DC-19-04207, filed in the District Court in Dallas County, TX on March 26, 2019.
10.63**	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd, pursuant to that certain Convertible Promissory Note executed on January 24, 2020.
10.64**	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on January 24, 2020.
10.65**	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Convertible Promissory Note executed on February 12, 2020.
10.66**	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on February 12, 2020.
14.1**	Code of Ethics for Senior Financial Officers, filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
31.1*	Certification of Kent Harer, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kent Harer, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: June 1, 2020.

	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

