Form 10-Q
period 2020-06-30
GREENWAY TECHNOLOGIES INC
filed 2020-08-14
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 12, 2020 was 311,999,757.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheet

	June 30, 2020	December 31, 2019
	(Unaudited)	(See Note 2)
Assets
Current Assets
Cash	$71	$16,043
Prepaid expenses	20,960	25,000
Receivable - related party	412,847	387,847
Total Current Assets	433,878	428,890

Property & equipment, net	-	-

Total Assets	$433,878	$428,890

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$992,077	$1,032,680
Advances - related parties	181,093	51,019
Accrued severance expense	1,301,964	1,301,964
Accrued expenses	641,518	641,518
Accrued expenses - related parties	1,584,717	1,369,389
Accrued interest payable (includes related parties interest of $355,401)	431,720	256,962
Notes payable and convertible notes payable (Net of convertible notes payable debt discount of $99,357 and $0 respectively)	238,310	216,667
Notes payable - related parties (Net of debt discount of $43,531 and $107,880 respectively)	2,089,348	1,923,176
Derivative liability – convertible notes payable	136,295	-
Total Current Liabilities	7,597,042	6,793,375
Long Term Liabilities
Notes Payable - Southwest Capital	525,000	525,000
Total Long Term Liabilities	525,000	525,000
Total Liabilities	$8,122,042	$7,318,375

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Common stock 500,000,000 shares authorized, par value $0.0001, with 311,377,995 and 296,648,677 outstanding at June 30, 2020 and December 31, 2019. Class B shares eliminated by vote at shareholders meeting on December 11, 2019.	$31,626	$30,153
Additional paid-in capital	23,681,566	22,710,632
Common stock to be issued	10,901	857,227
Subscription Receivable - Warrants	(16,245)	(7,668)
Accumulated deficit	(31,396,012)	(30,479,829)
Total Stockholders’ Deficit	(7,688,164)	(6,889,485)
Total Liabilities & Stockholders’ Deficit	$433,878	$428,890

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-
Expenses
General and administrative	290,547	434,417	578,502	760,926
Research and development	-	284,857	-	528,677
Total Expense	290,547	719,274	578,502	1,289,603

Operating loss	$(290,547)	$(719,274)	$(578,502)	$(1,289,603)

Other income (expenses)
Gain/(loss) on change in fair value of derivative	129,293	(29,703)	68,683	17,076
Interest expense	(192,180)	(87,822)	(373,196)	(163,220)
Settlement expense	-	(670,000)	-	(670,000)
Convertible debt derivative expense	-	-	(33,978)	-
Other Miscellaneous Income	-	125	809	125
Total other expense	(62,887)	(787,400)	(337,682)	(816,019)

Loss before income taxes	(353,434)	(1,506,674)	(916,184)	(2,105,622)
Provision for income taxes	-	-	-	-
Net loss	$(353,434)	$(1,506,674)	$(916,184)	$(2,105,622)

Net loss per share
Basic and diluted net loss per shares	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average shares Outstanding
Basic and diluted	303,347,435	288,565,741	309,131,966	288,755,344

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders’ Deficit
For the six months ended June 30, 2020 and 2019
(Unaudited)

Six months ended June 30, 2020
	Common Stock, par value $0.0001
	Number of shares	Amount	Additional paid-in capital	Common Stock to be Issued	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2019	296,648,677	$30,153	$22,710,632	$857,227	$(7,668)	$(30,479,829)	$(6,889,485)
Shares issued for Warrant conversions	857,737	86	8,491	-	(8,577)	-	-
Shares issued for Loan Conversion	3,906,610	391	311,984	(312,375)	-	-	-
Shares issued for Promissory Note Fees	1,460,260	146	124,706	(124,852)	-	-	-
Shares to be issued for Promissory Note Fees	-	-	-	10,901	-	-	10,901
Shares to be issued for settlement of accrued legal expenses	-	-	-	31,603	-	-	31,603
Shares issued for stock-based compensation	7,000,000	700	419,300	(420,000)	-	-	-
Shares issued for Private Placement	600,000	60	59,940	-	-	-	60,000
Net loss for the three months ended March 31, 2020						(562,749)	(562,749)
Balance, March 31, 2020 (Unaudited)	310,473,284	$31,536	$23,635,053	$42,504	$(16,245)	$(31,042,578)	$(7,349,730)

Shares issued for Private Placement	375,000	37	14,963	-	-	-	15,000
Shares to be issued for Promissory Note Fees	-	-	-	-	-	-	-
Shares Issued for settlement of accrued legal expenses	529,711	53	31,550	(31,603)	-	-	-
Net loss for the three months ended June 30, 2020						(353,434)	(353,434)
Balance, June 30, 2020 (Unaudited)	311,377,995	$31,626	$23,681,566	$10,901	$(16,245)	$(31,396,012)	$(7,688,164)

Six months ended June 30, 2019
	Common Stock, par value $0.0001
	Number of shares	Amount	Additional paid-in capital	Common Stock to be Issued	Subscription Receivable	Accumulated deficit	Total

Balance, December 31, 2018	286,703,915	$29,101	$22,100,087	$-	$-	$(26,818,584)	$(4,689,397)
Shares issued for Warrant conversions	766,667	76	7,591	-	(7,668)	-	-
Net loss for the three months ended March 31, 2019						(598,948)	(598,948)
Balance, March 31, 2019 (Unaudited)	287,470,582	$29,177	$22,107,678	$-	$(7,668)	$(27,417,532)	$(5,288,345)

Adjustment for incorrectly reported shares	(581,905)	-	-	--		-	-
Shares issued for Promissory Note Fees	1,100,000	110	54,890	-		-	55,000
Net loss for the three months ended June 30, 2019						(1,506,674)	(1,506,674)
Balance, June 30, 2019 (Unaudited)	287,988,677	$29,287	$22,162,568	$-	$(7,668)	$(28,924,206)	$(6,740,019)

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2020 and 2019
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019

Operating Activities:
Net loss	$(916,184)	$(2,105,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(68,683)	(17,076)
Amortization of debt discount	146,891	55,501
Derivative expense	33,978	-
Gain on settlement of debt	809	-
Changes in operating assets and liabilities:
Accounts payable	(9,807)	60,491
Accrued expenses	-	1,271,587
Accrued accounts payable - related parties	390,077	-
Prepaid Expenses	4,040	-

Net Cash Used in Operating Activities	(418,879)	(735,119)

Cash flows from investing activities:
Receivable - related parties	(25,000)	-
Net Cash Used in Investing Activities	(25,000)	-

Cash Flows from Financing Activities
Proceeds from notes payable - related parties	101,833	325,000
Payments on other notes payable	(50,000)	(25,000)
Proceeds from sale of common stock	75,000	-
Stockholder advances - related parties	130,074	529,199
Proceeds from convertible notes payable	171,000	-
Net Cash Provided by Financing Activities	427,907	829,199

Net (Decrease) Increase in Cash	(15,972)	94,080
Cash Beginning of Period	16,043	73,211
Cash End of Period	$71	$167,291

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$48,081	$16,952
Cash Paid during the period for taxes	$-	$-
Non-Cash investing and financing activities
Subscription receivables - warrants	$16,245	$7,668
Shares to be issued for promissory note fees	$10,901	$55,000
Shares issued for promissory note fees	$8,577	$-

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements provided in this Quarterly Report on Form 10-Q for the quarter ending June 30, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 10 (Rule 10-01) of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements as of that date but may not include all of the information and disclosures required by GAAP. For more complete financial information, these condensed unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Going Concern Uncertainties

The accompanying condensed unaudited consolidated financial statements to this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2020, we have an accumulated deficit of $31,396,012. For the six-months ended June 30, 2020, we had no revenue, generated a net loss of $916,184 and used cash of $418,879 for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources. Management believes that its current and future plans will enable it to continue as a going concern for the next twelve months from the date of this report.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Accounting Standards Codification, ASC Topic 360, Property, Plant and Equipment. An asset or asset group is considered impaired if the carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized. There were no long-lived assets or impairment charges for the period ended June 30, 2020.

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

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPM Green Energy, LLC (OPMGE). The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remining 300 of 1,000 member units available. The Company evaluated its interest in OPMGE and determined that the Company does not control OPMGE. The Company accounts for its interest in OPMGE via the equity method of accounting. At June 30, 2020, there was no change in the investment cost of $0. At June 30, 2020, OPMGE had no material business activity as of such date. As described in Note 9, the Company maintains a Related Party receivable with OPMGE for $412,847 related to our advancing capital for certain of OPMGE’s capital expenditures that we believe are in the Company’s best interests. The Company expects to fully recover this receivable before year end 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents. Unless otherwise indicated, all references to “dollars” in this Form 10-Q are to U.S. dollars. There were no cash equivalents at June 30, 2020 or December 31, 2019, respectively.

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

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Open tax years, subject to IRS examination include 2014 – 2019, with no corporate tax returns filed for the years ending 2016 to 2018, and 2019 - which is not due until October 15, 2020.

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. Shares issuable upon the exercise of warrants (8,000,000), shares convertible for debt (8,440,307) and shares outstanding but not yet issued (203,646) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Through the period ending June 30, 2020, the Company has entered into two convertible notes creating derivative liabilities. See Note 6 – Other Notes and Convertible Notes Payable.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

Description	Level 1	Level 2	Level 3
June 30, 2020 Derivative Liabilities	$-	$-	$136,295
December 31, 2019 Derivative Liabilities	$-	$-	$-

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

The change in the convertible notes payable derivative liabilities at fair value for the six-month period ended June 30, 2020, is as follows:

	Fair Value January 1, 2020	Change in Fair Value	New Derivative Liabilities	Conversions	Fair Value June 30, 2020

Derivative Liabilities	$-	$(68,683)	$204,978	$-	$136,295

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. At June 30, 2020 and 2019, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit of $250,000. The Company did not have cash on deposit in excess of such limit on June 30, 2020 and December 31, 2019.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0 and $284,857 for the three months ended June 30, 2020 and 2019, and $0 and $528,677 for the six months ended June 30, 2020 and 2019, respectively.

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

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	June 30, 2020	December 31, 2019
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	$0

Depreciation expense was $0 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Term notes payable, including notes payable to related parties consisted of the following at June 30, 2020 and December 31, 2019 respectively:

	June 30, 2020	December 31, 2019

Secured notes payable at 18% per annum related to the Mabert LLC, as Agent, Loan Agreement dated September 14, 2018 for up to $5,000,000, incl debt discounts of $43,531 and $107,880, respectively (1)	$2,089,348	$1,923,176
Unsecured note payable at 10% per annum dated November 13, 2017 to a corporation, with an amended due date of March 1, 2020 (2)	-	50,000
Unsecured note payable at 4.5% per annum dated December 20, 2017 to a corporation, payable in two parts on December 20, 2018 and 2019 (3)	166,667	166,667
Convertible $118,000 1 Yr term note payable at 10.0% per annum dated January 24, 2020 to a lender, payable by January 24, 2021, or converts into shares of the Company’s common stock by a predetermined formula, net of unamortized debt discount of $66,613 (4)	51,387	-
Convertible $53,000 1 Yr term note payable at 10.0% per annum dated February 12, 2020 to a lender, payable by February 12, 2021, or it converts into shares of the Company’s common stock by a predetermined formula, net of unamortized debt discount of $32,744 (5)	20,256	-
Total notes payable and convertible notes payable and notes payable related parties	$2,327,658	$2,139,843

(1) On September 14, 2018, the Company entered into a loan agreement with a private company, Mabert LLC, acting as Agent for various private lenders (the “Loan Agreement”) for the purpose of funding working capital and general corporate expenses up to $1,500,000, subsequently amended to a maximum of $5,000,000. Mabert LLC is a Texas limited liability company, owned by Director and stockholder, Kevin Jones, and his wife Christine Early (for each and all references herein forward, “Mabert”). Under the Loan Agreement, Mabert has loaned gross loan proceeds of $2,132,879 (excluding a debt discount of $43,531, for a net $2,089,348 book debt) through June 30, 2020. Mr. Jones, and his wife have loaned at total of $1,527,879 from inception through June 30, 2020. The Mabert loan facility is fully secured, including a Security Agreement executed between the Company and Mabert, and a UCC-1 filed with the State of Texas. For each Promissory Note loan made under the Loan Agreement, as a cost to each note, the Company agreed to issue warrants and/or stock for Common Stock valued at $0.01 per share on an initial one-time basis at 3.67:1 and subsequently on a 2:1 basis for each dollar borrowed. During the period ended June 30, 2020, no shares of Common Stock were issued to Mabert, as compared to the Company having issued 550,000 shares issued pursuant to the issuance of certain notes in the period ending June 30, 2019. Pursuant to ACS 470, the fair value attributable to a discount on the debt is $43,531 and $90,118 for the periods ended June 30, 2020 and 2019, respectively; this amount is amortized to interest expense on a straight-line basis over the terms of the loans.

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

(2) On November 13, 2017, the Company executed a Promissory Note with Wildcat for a lump sum payment of $100,000, plus an additional $10,000 interest, due February 2018. The Company defaulted on the note and Wildcat subsequently sued for breach of contract. The parties subsequently settled the dispute and the parties executed a new Promissory Note replacing the original Promissory Note, effective November 13, 2017, the effective date of the original note. The new Promissory Note had a maturity date of March 1, 2020 and provided for four equal payments of principal through such date, plus accrued interest at 10% upon maturity. The Company made all required payments thereby extinguishing such Promissory Note as of period ended March 31, 2020. See Note 10 – Legal Matters.

(3) On December 20, 2017, the Company issued a convertible promissory note for $166,667, payable December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 – Other Notes and Convertible Notes Payable.

(4) On January 24, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and PowerUp Lending Group, Ltd., a Virginia corporation (“PowerUp”), whereby PowerUp purchased, and the Company sold, a one year Convertible Promissory Note, dated January 24, 2020, payable with interest of ten percent (10%) per annum, by and between the Company and PowerUp (the “Note”), in exchange for a cash purchase price of $118,000. The Note requires the Company to hold certain amounts of its common stock in reserve in the event that the Company does not to pay the balance within the prescribed term and/or PowerUp elects to convert such Note to common stock after six months from inception, with any remaining balance due at term. At inception of the loan, the Company fully discounted the note in the amount of $118,000. See Note 6 – Other Notes and Convertible Notes Payable.

(5) On February 22, 2020, the Company entered into a second Purchase Agreement with PowerUp under substantially similar terms and conditions, whereby the Company sold a one year Convertible Promissory Note, dated February 11, 2020, payable with interest of ten percent (10%) per annum, in exchange for cash of $53,000. The Note requires the Company to hold certain amounts of its common stock in reserve in the event that the Company does not to pay the balance within the prescribed term and/or PowerUp elects to convert such Note to common stock after six months from inception, with any remaining balance due at term. See Note 6 – Other Notes and Convertible Notes Payable.

NOTE 6 – OTHER NOTES AND CONVERTIBLE NOTES PAYABLE

The Company issued a $166,667 convertible promissory note bearing interest at 4.50% per annum to a company, Tunstall Canyon Group, LLC, payable in two installments of $86,667 on December 20, 2018 and $80,000, plus accrued interest on December 20, 2019. Per the terms of the promissory note, the holder has the right to convert the note into common stock of the Company at a conversion price of $0.08 per share for each one dollar of cash payment which may be due (which would be 1,083,333 shares for the first $86,667 payment and 1,000,000 shares for the second $80,000 installment payment, respectively). As of December 20, 2018, a material event of default occurred for breach of payment of the then interest due, such default continuing thought the date of this report. The holder of the note has the right to convert at any time and has indicated that it might convert under settlement discussions with the principal, Richard Halden, unrelated to this convertible note. See also Note 10 – Legal Matters.

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

On January 24, 2020, the Company entered into a Purchase Agreement and Convertible Promissory Note credit facility whereby at the Company’s request, and depending on certain market factors at the time of each request, PowerUp agreed to provide up to $1,000,000 to the Company under the same and substantially similar terms for each requested Note over a twelve-month period, subject to stock price and trading attributes at the time of such request. During the period ended March 31, 2020, the Company entered two Convertible Promissory Notes, for total proceeds of $171,000. See Note 5 – Convertible Notes Payable.

The Purchase Agreement contains customary representations and warranties, covenants, and conditions to closing. Material terms of the notes (“Notes”) include the following provisions:

●	The unpaid principal balance of the Notes shall bear interest at the rate of 10% per year;
●	Any amount of principal or interest due under the Notes that is not paid when due shall bear interest at the rate of 22% per year from the date it was due until such outstanding amount is paid;
●	PowerUp may elect to convert all or any part of the outstanding and unpaid amount of the Notes into shares of common stock, par value $0.0001 per share, at a 35% discount to various market prices after an initial Company option period, from time to time, during the period that is 180 days following the issue date of the Notes;
●	The Company must reserve up to five times the number of shares of common stock that would be issuable upon full conversion of the Notes, and instruct the Company’s transfer agent, Transfer Online, Inc., to that effect;
●	The Company may prepay the Notes, but must pay a prepayment percentage to PowerUp depending on the time that the Notes are prepaid;

●	So long as the Notes remain outstanding, the Company may not sell, lease, or otherwise dispose of any significant portion of its assets outside the ordinary course of business without PowerUp’s written consent; and
●	Certain events qualify as events of default under the Notes including, but not limited to: (a) the Company’s breach of a material term of an individual Note or Purchase Agreement; (b) the Company’s failure to pay the amount of principal or interest due to PowerUp under the Notes by the Company, (c) the Company’s failure to comply with its reporting obligations under the Securities Exchange Act of 1934, as amended, and (d) the Company’s assignment for the benefit of creditors.

On January 24, 2020, the Company entered into its first Purchase Agreement with PowerUp, whereby PowerUp purchased, and the Company sold, a one year Convertible Promissory Note under the terms as described above, dated January 24, 2020, in exchange for cash of $118,000. The Note requires the Company to hold certain amounts of its common stock in reserve in the event that the Company elects not to pay the balance within the prescribed term and/or PowerUp elects to convert such Note to common stock after six months from inception, with any remaining balance due at term.

The Company evaluated the terms of the original convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The discount related to the beneficial conversion feature on the note was valued at $118,000 based on the difference between the fair value of the 2,017,094 convertible shares at the valuation date and the $118,000 note value. The discount related to the beneficial conversion feature will be amortized over the term of the debt. The derivative value related to the beneficial conversion feature on the note was determined using the Cox, Ross & Rubinstein Binomial Tree model. The derivative liability for this note at its January 24, 2020 inception (“Commitment Date”) was $130,506 and for the period ending June 30, 2020 was $82,480, calculated as shown below.

	June 30, 2020	Commitment Date
Expected dividends	0%	0%
Expected annual volatility	142.0%	184.1%
Expected term: conversion feature	6 months	1 year
Risk free interest rate	.16%	1.51%

On February 22, 2020, the Company executed a second Purchase Agreement and Convertible Promissory Note for an additional $53,000 cash, under substantially similar terms described above, incorporating a new issue date for a one-year term maturing on February 11, 2021. The Note requires the Company to hold certain amounts of its common stock in reserve in the event that the Company elects not to pay the balance within the prescribed term and/or PowerUp elects to convert such Note to common stock after six months from inception, with any remaining balance due at term. See Note 5 – Convertible Notes Payable.

The Company evaluated the terms of the original convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The discount related to the beneficial conversion feature on the note was valued at $53,000 based on the difference between the fair value of the 905,983 convertible shares at the valuation date and the $53,000 note value. The discount related to the beneficial conversion feature will be amortized over the term of the debt. The derivative value related to the beneficial conversion feature on the note was determined using the Cox, Ross & Rubinstein Binomial Tree model. The derivative liability for this note at its February 12, 2020 inception (“Commitment Date”) was $74,472 and for the period ending June 30, 2020 was $53,815, calculated as shown below.

	June 30, 2020	Commitment Date
Expected dividends	0%	0%
Expected annual volatility	138.0%	182.9%
Expected term: conversion feature	7 months	1 year
Risk free interest rate	.16%	1.54%

The foregoing descriptions of the Purchase Agreement and Notes do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreements and the Notes, which are attached as Exhibits hereto.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at for the periods ended:

	June 30, 2020	December 31, 2019

Accrued consulting fees	$392,018	$392,018
Accrued consulting expense	249,500	249,500
Total accrued expenses	$641,518	$641,518

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

Common Stock

At June 30, 2020, there were 311,377,995 total shares of Common Stock outstanding.

During the three-months ended June 30, 2020, the Company: issued 904,711 shares of Rule 144 restricted Common Stock, including 375,000 shares issued in a private placement to an accredited investor, at $0.04 per share, and 529,711 shares at an average of $0.06 per share for the settlement of legal expenses which were previously accrued pursuant to agreements with two prior law firms.

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

At December 31, 2019, there were 296,648,677 shares of Common Stock outstanding.

Class B Stock

At June 30, 2020, there were no Class B shares, as such shares were terminated in December 2019. For the same period ending June 30, 2019, there were no shares of Class B stock issued and outstanding.

Stock options, warrants and other rights

As of June 30, 2020, and 2019 respectively, the Company has not adopted and does not have an employee stock option plan.

As of June 30, 2020, the Company had total warrants issued and outstanding of 8,000,000, with current remaining expiration periods of less than one year, including 4,000,000 warrants in favor of Reynolds expiring in October 2020, and 4,000,000 warrants in favor of Harer expiring in January 2021. The weighted average exercise price of these remaining warrants is $.175, with remaining terms of less than a year.

At the year ended December 2019, the Company had 10,857,737 warrants outstanding, of which 2,000,000 expired in February 2020, and 857,737 were converted into restricted common stock in the period ended March 2020. The original warrants were issued for loan costs related to Mabert loans made in December 2018. The Company recorded a debt discount of $68,619 at the issuance of the loan, such amount fully amortized through December 2019, and recorded a subscription receivable of $8,577 for the cost to the shareholder of the warrant at conversion.

NOTE 9 - RELATED PARTY TRANSACTIONS

After approval during a properly called special meeting of the board of directors, on September 14, 2018 Mabert, LLC, a Texas Limited Liability Company owned by a director and stockholder, Kevin Jones and his wife Christine Early, as an Agent for various private lenders including themselves, entered into a loan agreement (“Loan Agreement”) for the purpose of funding working capital and general corporate expenses for the Company of up to $1,500,000, which was subsequently amended to provide up to $5,000,000. The Company bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones as an Interested Director did not vote on this transaction. Since the inception of the Loan Agreement through June 30, 2020, a total of $2,132,879 (excluding debt discount of $45,531) has been loaned to the Company by six shareholders, including Mr. Jones. See Note 5.

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

For the period ended June 30, 2020, the Company accrued expenses for related parties of $1,584,717, accounting for total deferred compensation expenses among the three current executives, one former executive and one current employee. Each of the current executives and employees have agreed to defer their compensation until such time as sufficient cash is available to make such payments, with the Company’s Chief Financial Officer having the express authority to determine what constitutes cash sufficiency from time-to-time.

Through the period ended June 30, 2020, we received $181,093 in cash and payment advances from three of our directors, Ransom Jones, Kent Harer and Kevin Jones, a greater than 5% shareholder, in the amounts of $25,000, $28,000 and $128,093 respectively, which have been accrued as “Advances - related parties” for the period.

Through the period ended June 30, 2020, the Company made advances to an affiliate, OPMGE, of $412,847, including $25,000 during the first three months of 2020. As reported on Form 8-K on August 29, 2019, Entry into a Material Definitive Agreement, the Company now owns a non-consolidating 42.86% interest in the OPMGE GTL plant located in Wharton, Texas. In the event of default, the Company holds a second lien against the assets of OPMGE The amount advanced was booked as a related party receivable by the Company which expects to fully recover the receivable from OPMGE before year end 2020.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

In August 2012, the Company entered into an employment agreement with our chairman of the board, Ray Wright, also president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-months ended June 30, 2020, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, the Company entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least $35,000 per year, such amounts having been accrued for the agreement period ended June 2020. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares having vested immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist.

Effective April 1, 2019, the Company entered into an employment agreement with Thomas Phillips, Vice President of Operations, reporting to the President of Greenway Innovative Energy, Inc., for a term of twelve (12) months with compensation of $120,000 per year. By his Agreement, Phillips is entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, valued at $.06 per share, or $270,000, which we expensed as of the effective date of the agreement. Such stock-based compensation shares were issued in February 2020. Phillips is also entitled to certain additional stock grants based on the performance of the Company during the term of his employment and is entitled to participate in the Company’s benefit plans, if and when such become available.

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

The Company has accrued management fees of $1,301,964 related to separation agreements and settlement expenses for two prior executives of the Company, Richard Halden and Randy Moseley, who both resigned from their respective management positions in 2016, with Halden then further resigning as a director from our Board of Directors in Feb 2017. Although we have not maintained currency with respect to the contractual payment obligations therein, both former employees are greater than five percent shareholders and had agreed to defer payments until such time as we have sufficient available liquidity to begin making payments on a regular basis. In March 2019, Halden filed suit against the Company alleging claims arising from his severance and release agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. The Company answered the lawsuit and asserted a number of affirmative defenses; subsequently, the lawsuit was dismissed without prejudice on November 19, 2019. Other than an increase in our legal expenses related to defending against Halden’s lawsuit, and given the subsequent dismissal of the same, we expect no further material financial impacts from such accrued fees until any such regular payments are able to begin, or another form of settlement is reached.

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

Greenway rents approximately 600 square feet of office space at 1521 North Cooper St., Suite 205, Arlington, Texas 76011, at a rate of $957 per month, including utilities, under a one-year lease agreement, terminable or renewable for successive one-year terms in the Company’s sole discretion.

Each September, the Company pays $11,600 in annual maintenance fees on its Arizona BLM mining leases, under one-year lease agreements, renewable for successive one-year terms in the Company’s sole discretion in addition. These leases provide for 10% royalties based on production, if any. There has been no production to date.

Legal Matters

The Company was named as a co-defendant in an action brought against the Company and Mamaki Tea, Inc., alleging, among other things, that the Company was named as a co-guarantor on an $850,000 foreclosed note, including accrued and accruing interest held by Southwest. On April 22, 2016, Greenway Technologies filed suit under Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc. (“Mamaki”), Hawaiian Beverages, Inc.(“HBI”), Curtis Borman and Lee Jenison for breach of a Stock Purchase Agreement dated October 29, 2015, wherein the Company sold its shares in Mamaki to HBI for $700,000 (along with the assumption of certain debt). The Company maintained its guaranty on the original loan as a component of the sale transaction. The Defendants failed to make payments of $150,000 each on November 30, 2015, December 28, 2015 and January 27, 2016. On January 13, 2017, the parties executed a Settlement and Mutual Release Agreement (Agreement). However, the Defendants again defaulted in their payment obligations under this new Agreement. Curtis Borman and Lee Jennison were co-guarantors of the obligations of Mamaki and HBI. To secure their guaranties, each of Curtis Borman and Lee Jennsion posted 1,241,500 and 1,000,000 shares, respectively, of the Company. Under the Agreement, the shares were valued at $.20. Due to the default under the Agreement, these shares were later returned to the Company’s treasury shares. Curtis Borman subsequently filed for bankruptcy and the property was liquidated for $600,000, and proceeds were applied against the prior loan amount, leaving a remaining guaranteed loan payment balance of approximately $700,000, including accrued interest and legal fees. On September 26, 2019, we entered into a Settlement Agreement with Southwest, providing 1,000,000 shares of Common Stock subject to standard Rule 144 restrictions, and a three (3) year term Promissory Note for $525,000 to settle all claims (recorded in Long Term Liabilities).

On September 7, 2018, Wildcat, a company controlled by a shareholder Gleason, filed suit against the Company, alleging claims arising from a prior consulting agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. On September 27, 2018, Wildcat filed a second suit against the Company alleging claims arising from a Promissory Note between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. Through a mediated settlement, the Company’s agreed to a Rule 11 Agreement, providing the Company execute a new promissory note to replace the prior Promissory Note with new payment provisions, among other requirements, and further stipulating that the parties would enter into a form of mutually settlement agreement. The Company performed in all regards under the Rule 11 Agreement, Wildcat (Gleason) signed the mutually agreed Compromise Settlement and Release Agreement on February 4, 2020, and all litigation among the parties was dismissed by the Court on February 25, 2020.

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

NOTE 11 - SUBSEQUENT EVENTS

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

On July 28, 2020, PowerUp elected to convert a portion of the January 24, 2020 Convertible Promissory Note into 621,762 shares of our common stock which may then be sold in the open market to reduce our outstanding loan balance. As such shares are sold, we will be notified of the proceeds received and our remaining Note balance.

Through the period ended August 14, 2020, we received $45,747 in cash and payment advances from Kevin Jones, a director and greater than 5% shareholder. Such advances and any further advances received will be accrued as “Advances - related parties” in the period received.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending June 30, 2020 and 2019 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate. Much of this general market information is based on articles printed in industry trade journals, articles and other publications that are not produced for purposes of SEC filings or economic analysis. We have not reviewed nor included data from all possible sources and cannot assure investors of the accuracy or completeness of any such data that is included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of our services. As a result, investors should not place undue reliance on these forward-looking statements, and we do not assume any obligation to update any forward-looking statement.

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources, should be read in conjunction with our 2019 Annual Form 10-K filed on April 14, 2020. As discussed in Note 2 to these condensed unaudited consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the condensed unaudited consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

On August 29, 2019, to further facilitate the commercialization process, the Company announced that it entered into the joint venture, OPM Green Energy, LLC, a Texas limited liability company (“OPMGE”), for an ownership interest in the Wharton Plant. The other members of OPMGE are Mabert and Tom Phillips, Vice President of Operations for GIE. Our involvement in OPMGE is intended to facilitate third-party certification of our G-Reformer and related equipment and technology. In addition, we anticipate that OPMGE’s operations will demonstrate that the G-Reformer is a commercially viable technology for producing Syngas and marketable fuel products. As the first operating GTL plant to use our proprietary reforming technology and equipment, the Wharton Plant is initially expected to yield a minimum of 75 - 100 barrels per day of gasoline and diesel fuels from converted natural gas.

On April 28, 2020, the Company was issued a new U.S. Patent 10,633,594 B1 for syngas generation for gas-to-liquid fuel conversion. The Company has several other pending patent applications, both domestic and international, related to various components and processes involving our proprietary GTL methods, which when granted, will further complement our existing portfolio of issued patents and pending patent applications.

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

The technology for the G-Reformer is unique, because it permits for transportable (mobile) GTL plants with much smaller footprints, compared to legacy large-scale technologies. Thus, we believe that our technologies and processes will allow for multiple small-scale GTL plants to be built with substantially lower up-front and ongoing costs, resulting in more profitable results for oil and gas operators.

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

According to publicly available industry research from Shell Oil and MarketResearcEngine.com, among others, the market for GTL products is said to have accounted for approximately $11.9 billion in 2019 and is expected to reach $20.1billion by 2023, growing at a compound annual growth rate of 11.03% over that period. Products created by the GTL process include GTL Diesel, GTL Naphtha, GTL Other (e.g., lubricants), with GTL Diesel accounting for more than 68% of the product market. Market share of these products has not changed significantly over the last four years. Increasing population growth across the globe has led to an increase in power consumption, creating a high demand for clean natural gas liquids products (“NGL”). In the commercial sector, there has been generally high demand for NGL products among petrochemical plants and refineries for blendstock, i.e., a blend of unfinished oils that creates a refined product, as well as in the automotive and packaging industries, among others. Due to their relatively clean burning nature, NGL products may be used as fuel in motor vehicles, in furnaces for heating and cooking and household energy source. Our planned focus is in technology licensing for our GTL plant technology, and in some cases, the direct production and sale of high cetane diesel and jet fuels, a multi-billion-dollar market segment.

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

	June 30, 2020	December 31, 2019
Net loss	$(916,184)	$(3,661,245)
Cash flow (negative) from operations	(418,879)	(1,332,528)
Negative working capital	(7,163,164)	(6,364,485)
Stockholders’ deficit	(7,688,164)	(6,889,485)

As of June 30, 2020, we had total liabilities in excess of assets by $7,688,164 and used net cash of $418,879 for our operating activities. This is as compared to the most recent year ended December 31, 2019, when we used net cash of $1,332,528 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three-months ended June 30, 2020, compared to Three-months ended June 30, 2019.

We had no revenues for our consolidated operations for the quarters ended June 30, 2020 and 2019. We reported consolidated net losses for each of these periods of $353,434 and $1,506,674, respectively.

Operating Expenses:

General and Administrative Expenses. During the three-months ended June 30, 2020, General and Administrative expenses decreased to $290,547, as compared to $434,417 for the prior year three-months ended June 30, 2019. The decrease was primarily the result of decreased accrued expenses in the period.

Research and Development Expenses. During the three-months ended June 30, 2020, Research and Development expenses decreased to $0 dollars, as compared to $284,857 for the prior year three-months ended June 30, 2019. The change was primarily due to the completion of the final stage of the last Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington for development of the Company’s G-Reformer unit.

Interest Expense. During the three-months period ended June 30, 2020, interest expense increased to $192,180 as compared to interest expense of $87,822 for the prior year three-months ended June 30, 2019. The increase was primarily due to the increase in the amortization of discounts on new convertible notes payable executed during the period.

Change in Fair Value of Derivative Liability and Derivative Expenses. During the three-months ended June 30, 2020, we recorded a gain on the fair value of derivatives of $129,293, as compared to a loss of $29,703 for the comparable year three-month period in 2019. The change was due to the execution of the convertible notes payable in the first quarter, and the related changes under the derivative value calculations using the Cox, Ross & Rubinstein Binomial Tree model method.

Net Loss from Operations. Our net loss from operations decreased to $290,547 for the quarter ended June 30, 2020, as compared to $719,274 for the quarter ended June 30, 2019. The decrease was due primarily to the Company incurring no Research and Development expenses for the period, as compared to $284,857 for the same quarter of 2019.

Net Loss. Our net loss decreased to $353,434 for the three-months ended June 30, 2020, compared to a loss of $1,506,674 for the same three-months period in 2019. The decrease was primarily due to the decrease in our Research and Development expenses, and a non-recurring settlement expense of $670,000 during the quarter ended June 30, 2019.

Six-months ended June 30, 2020, compared to Six-months ended June 30, 2019.

Operating Expenses:

General and Administrative Expenses. During the six-months ended June 30, 2020, General and Administrative expenses decreased to $578,502, as compared to $760,926 for the prior year six-months ended June 30, 2019. The decrease was primarily the result of decreased accrued expenses in the period.

Research and Development Expenses. During the six-months ended June 30, 2020, Research and Development expenses decreased to $0 dollars, as compared to $528,677 for the prior year six-months ended June 30, 2019. The change was primarily due to the completion of the final stage of the last Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington for development of the Company’s G-Reformer unit.

Interest Expense. During the six-months period ended June 30, 2020, interest expense increased to $373,196 as compared to interest expense of $163,220 for the prior year six-months ended June 30, 2019. The increase was primarily due to the increase in the amortization of discounts on new convertible notes payable executed during the period.

Change in Fair Value of Derivative Liability and Derivative Expenses. During the six-months ended June 30, 2020, we recorded a gain on the fair value of derivatives of $68,683, as compared to a gain of $17,076 for the comparable year six-month period in 2019. The change was due to the execution of the convertible notes payable in the first quarter, and the related changes under the derivative value calculations using the Cox, Ross & Rubinstein Binomial Tree model method.

Net Loss from Operations. Our net loss from operations decreased to $578,502 for the six-months ended June 30, 2020, as compared to $1,289,603 for the six-months ended June 30, 2019. The decrease was due primarily to the Company incurring no Research and Development expenses for the period, as compared to $528,677 for the same quarter of 2019.

Net Loss. Our net loss decreased to $916,184 for the six-months ended June 30, 2020, compared to a loss of $2,105,622 for the same six-months period in 2019. The decrease was primarily due to the decrease in Research and Development expenses, and a non-recurring settlement expense of $670,000 during the quarter ended June 30, 2019.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of June 30, 20120, we had $71 in cash, total current assets of $433,878, and total current liabilities of $7,597,042. Our total accumulated deficit on June 30, 2020, was $(31,396,012).

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. In the six-months ended June 30, 2020, our working capital deficit increased by $798,679 from the most recent year-ended December 2019 primarily as the result of increases in Accrued expenses to related parties of $215,328, increases in Accrued interest payable of $174,758, and increase in Amortization of debt discount to $146,891and an increase in the Derivative liability of our convertible notes of $68,683.

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

Operating activities

Net cash used in continuing operating activities during the six-months ended June 30, 2020 decreased to $418,879, as compared to $735,119 for the six-months ended June 30, 2019.

Investing activities

Net cash used in investing activities for the six-months period ending June 30, 2020 was $25,000, consisting of an advance to OPMGE for deposits on a piece of specialized commercial equipment required to convert the Wharton, TX manufacturing facility for use of our GTL technology, resulting in a total Receivable – Related Party balance of $412,847 for the period. There were no cash flows from investing activities for the period ended June 30, 2020.

Financing Activities

Net cash provided by financing activities was $427,907 for the six-months ended June 30, 2020, consisting primarily of the proceeds from a loan made by Director and shareholder, Kevin Jones, a related party under the Mabert Loan Agreement of $101,833, two loans from PowerUp totaling $171,000, sales of the Company’s Common Stock to accredited private investors of $75,000, and advances by three of our directors of $130,074, offset by payments on notes payable to Wildcat of $50,000. This is compared to $829,199 from proceeds of loans made by related parties of $325,000 under the Mabert Loan Agreement, and cash advances from stockholder related parties of $529,199 in the six-months ended June 30, 2019. See Notes 5 and 6 to our Financial Statements herein above.

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

Commitments

Capital Expenditures

The last funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the prior SOW. As we move into the testing and commercialization phase of our GTL technology, we plan to update and enter into a new SOW with UTA for periods in 2020 and 2021. This is anticipated to entail a financial commitment of approximately $257,000 for a full twelve-month research cycle, which we have been told can be payable in four equal installments of $64,250. However, we shall only execute such new SOW and notice UTA to start such work when we have funds available to make such payments. As described elsewhere herein this Report, we are working to raise sufficient capital to enter such new SOW, including from private stock sales, additional debt and payment from of our receivable with OPMGE. There is no assurance we that we will be able to raise such sufficient funds to enter into such new SOW.

Operational Expenditures

Employment Agreements

In August 2012, the Company entered into an employment agreement with our chairman of the board, Ray Wright, also president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-months ended June 30, 2020, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, the Company entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least $35,000 per year, such amounts having been accrued for the agreement period ended June 2020. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares having vested immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist.

Effective April 1, 2019, the Company entered into an employment agreement with Thomas Phillips, Vice President of Operations, reporting to the President of Greenway Innovative Energy, Inc., for a term of twelve (12) months with compensation of $120,000 per year. By his Agreement, Phillips is entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, valued at $.06 per share, or $270,000, which we expensed as of the effective date of the agreement. Such stock-based compensation shares were issued in February 2020. Phillips is also entitled to certain additional stock grants based on the performance of the Company during the term of his employment and is entitled to participate in the Company’s benefit plans, if and when such become available.

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

Consulting Agreements

On November 28, 2017, we entered into the Chisos Agreement with Chisos for public relations, consulting and corporate communications services. The initial payment was 1,800,000 shares of our Common Stock. Additional payments were to be made upon our Common Stock reaching certain price points over an extended period. Due to a breach of the Chisos Agreement by Chisos, on June 22, 2018, our Board of Directors voted to terminate the Chisos Agreement. Based on the termination, all warrants to purchase our Common Stock were cancelled. Chisos sued us for breach of contract. The Company vigorously defended itself and the litigation was dismissed without prejudice on November 19, 2019. See Note 10 – Legal Matters.

On September 7, 2018, Wildcat filed suit alleging claims arising from the related Gleason Agreement, seeking to recover monetary damages, interest, court costs, and attorney’s fees. In a separate lawsuit, Wildcat filed suit claiming that the Company breached a Promissory Note dated November 13, 2017, entered into between Wildcat as lender and Greenway as borrower. On March 6, 2019, we entered into a Rule 11 Agreement with Gleason settling both disputes, a copy of which is filed as Exhibit 10.52 to this Form 10-Q and incorporated by reference. The Rule 11 Agreement provided that if we timely performed the provision stipulated in such agreement, the parties would file a joint motion for dismissal and present agreed orders of dismissal with prejudice for both lawsuits. The Company performed in all regards under the Rule 11 Agreement, and Gleason signed the mutually agreed Compromise Settlement and Release Agreement on February 4, 2020. Subsequently all litigation was dismissed by the Court on February 25, 2020. See Note 10 – Legal Matters.

Paul Alfano, a director and greater than five percent (5%) shareholder entered into a consulting agreement with us on April 19, 2018 via Alfano Consulting Services (the “Alfano Agreement”), to provide board and senior management advice, including but not limited to corporate strategy, SEC regulatory adherence, sales and marketing strategies, document and presentation preparation and fund-raising support. Terms included payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. The Alfano Agreement was terminated when Mr. Alfano became a director in June 2019. Prior to becoming a Director, Mr. Alfano made a claim against us, providing written support, but using two different total payment amounts, which the Company disputed as incorrectly calculated at the time. Prior to becoming a Director, the Company and Mr. Alfano resolved such disputed amounts and we accrued Consulting Fees of $94,038 for all prior periods through the year ending December 31, 2019, with no change in the quarter ended June 30, 2020. There is no payment schedule agreed to by the parties, and such accrued expenses will be paid only when the Company has sufficient liquidity to make such payment, or unless or until the parties agree to some other form of payment provision, up to and including the conversion of the accrued expenses to stock or direct forgiveness by Alfano Consulting Services.

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

During the period ended June 30, 2020, we received $101,832 in related party loans from a director, Kevin Jones, under the Mabert Loan facility. See also Note 5 – Notes Payable and Notes Payable Related Parties herein above.

Through the period ended June 30, 2020, we received $181,093 in cash and payment advances from three of our directors, Ransom Jones, Kent Harer and Kevin Jones, a greater than 5% shareholder, in the amounts of $25,000, $28,000 and $128,093 respectively, which have been accrued as “Advances - related parties” for the period.

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

Third-party financing

We have also received loans from external lenders. In January 2020, we entered into that certain Purchase Agreement with PowerUp, which has further agreed to provide up to $1,000,000 to us over a twelve (12) month period, subject to period determined stock price and trading attributes. We received $171,000 during the first quarter of 2020 under this Purchase Agreement in two convertible promissory notes executed in January and February 2020 in the amounts of $118,000 and $53,000, respectively. The Purchase Agreement contains customary representations and warranties, covenants, and conditions to closing. See Note 6 – Other Notes and Convertible Notes Payable.

On April 8, 2020, the Company issued 375,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to an accredited investor, for $15,000, or $0.04 per share.

On February 11, 2020, the Company issued 600,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share, pursuant to a private placement sale to an accredited investor, for $60,000, or $0.10 per share.

On July 25, 2019, a Trustee for the Greer Trust sent notice to the Company of their election to convert all unpaid principal and accrued interest of $183,220 due under the Greer Note. The conversion price as calculated according to the Note’s terms was $0.0469 per share, resulting in a conversion of the Note and accrued interest into 3,906,610 shares of the Company’s common stock. These shares were issued in the first quarter of 2020. See Note 6 – Other Notes and Convertible Notes Payable.

On December 20, 2018, the Company issued a convertible promissory note for $166,667, payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 – Other Notes and Convertible Notes Payable.

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

Equity Method Investment

On August 29, 2019, we entered into a research and development venture, OPMGE, with Mabert and an employee, Tom Phillips. We contributed a limited license to use our proprietary and patented GTL technology and a working G-Reformer refractory unit, for no actual cost basis, in exchange for 300 membership units in OPMGE, equating to an approximately a 42.8% current interest in OPMGE, pending the expected issuance of an additional 300 membership units, equating to a net 30% ownership interest in OPMGE at that time. There was not previously and is no book or asset value attributed to the contributed technology. We evaluated our interest in OPMGE and determined that we do not control OPMGE. We account for our interest in OPMGE via the equity method of accounting. To our knowledge, at June 30, 2020, OPMGE had no material business activity as of such date. As described in “Note 9 – Related Party Transactions” to our Financial Statements above, we maintain a related party receivable from OPMGE related to advances made to assist in certain capital expenditures. We expect to fully recover the receivable once OPMGE operations ramp up in 2020.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 3-months or less to be cash equivalents. There were no cash equivalents at June 30, 2020, or December 31, 2019. Unless otherwise indicated, all references to “dollars” in this Form 10-Q are to U.S. dollars.

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

Net Loss per Share, Basic and Diluted

We have adopted Accounting Standards Codification Subtopic 260-10, Earnings per Share, specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. Shares of Common Stock issuable upon the exercise of warrants (8,000,000), shares of Common Stock convertible for debt (8,440,307) and shares of Common Stock outstanding but not yet issued (203,646) have been excluded as a Common Stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. See Note 6 – Other Notes and Convertible Notes Payable.

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

In June 2020, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of June 30, 2020, our internal control over financial reporting was ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2020:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended June 30, 2020, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of six directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending June 30, 2020, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no other active material legal matters as of the date of this report. See also Note 10 - Commitments and Contingencies – Legal Matters herein above to the unaudited condensed consolidated financial statements included elsewhere in this report and incorporated herein by reference.

Item 1A.	Risk Factors.

Risks Related to our Business and Operations

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations and ability to file timely and accurate financial information.

A significant portion of the Company’s business, financial and governance operations are contracted with certain independent contractors and third-parties currently on “lock-down” orders or “shelter in place” recommendations related to the national health crisis created by the COVID-19 pandemic, including key people responsible for assisting the Company in the development of its financial statements. As a result of the travel and work restrictions stemming from the COVID-19 pandemic, the Company may be unable to fully review and certify certain financial statements that it needs to permit the Company to file timely and accurate quarterly Reports on Form 10-Q, including for the quarter ended June 30, 2020, by the prescribed dates without undue hardship and expense to the Company.

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

As of June 30, 2020, we own United States Patents Nos. 8,574,501 B1, originally issued November 5, 2013 and 8,795,597 B2, issued August 5, 2014, covering our GTL conversion technology for the purpose of converting natural gas to clean synthetic fuels in a small-plant and mobile application. The term of each patent under U.S. law is 21 years. Accordingly, each of these patents will expire in the years 2034 and 2035 respectively, unless they are modified with “improvements to the current art” by us, in which case their useful lives may be extended. There is no certainty that we will be able to make such improvements to our currently held patents, and they therefore may expire at their respective terms. Alternatively, a patent’s term may be shortened if a patent is terminally disclaimed (litigated) over a commonly owned patent or a patent naming a common inventor has an earlier expiration date. There is no certainty that we will be able to successfully defend our patents if such claims are made, and they may expire prior to their respective terms.

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

We have a substantial amount of indebtedness, which requires significant interest payments. As of June 30, 2020, we had total liabilities of $8,122,042, including $2,372,658 of current debt (net of debt discounts totaling $142,888), bearing an average cash interest of 17.3% per year. We also have additional long-term liabilities of $525,000, in the form of a 3-year interest-only note payable, bearing interest at 7.5%, paid semi-annually, with principal and accrued interest due in July 2022. For more details on our indebtedness, please see Notes 5 and 6 to our Financial Statements.

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

During the three-months ended June 30, 2020, the Company: issued 904,711 shares of Rule 144 restricted Common Stock, including 375,000 shares issued in a private placement to an accredited investor, at $0.04 per share, and 529,711 shares at an average of $0.06 per share for the settlement of legal expenses which were previously accrued pursuant to agreements with two prior law firms.

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

Date: August 14, 2020.

	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

