Form 10-Q
period 2020-09-30
GREENWAY TECHNOLOGIES INC
filed 2020-11-23
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-55030

GREENWAY TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Texas	90-0893594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1521 North Cooper Street, Suite 205 Arlington, Texas	76011
(Address of principal executive offices)	(Zip Code)

(800) 289-2515

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A common stock	GWTI	OTC

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

As of November 23, 2020, Greenway Technologies, Inc. had outstanding 316,201,763 shares of our Class A common stock and no outstanding shares of its Class B common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$1,102	$16,043
Prepaid expenses	25,609	25,000
Receivable - related party, net	-	387,847
Total Current Assets	26,711	428,890

Property & equipment, net	-	-

Total Assets	$26,711	$428,890

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$989,936	$1,032,680
Advances - related parties	113,785	51,019
Advances - other	20,000	-
Accrued severance expense	1,301,964	1,301,964
Accrued expenses	743,655	641,518
Accrued expenses – related parties	1,692,312	1,369,389
Accrued interest payable (includes related party interest of $450,093 at September 30, 2020)	530,815	256,962
Notes payable and convertible notes payable (Net of debt discount of $56,607 and $0 respectively)	204,518	216,667
Notes payable - related parties (Net of debt discount of $26,389 and $107,880 respectively)	2,284,583	1,923,176
Derivative liability – convertible notes	80,423	-
Total Current Liabilities	7,961,991	6,793,375
Long Term Liabilities
Notes Payable - Southwest Capital	525,000	525,000
Total Long Term Liabilities	525,000	525,000
Total Liabilities	$8,486,991	$7,318,375

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Common Class A stock 500,000,000 shares authorized, par value $0.0001, 316,201,763 and 296,648,677 outstanding at September 30, 2020 and December 31, 2019, respectively	$32,109	$30,153
Additional paid-in capital	23,799,320	22,710,632
Common stock to be issued	24,093	857,227
Subscription Receivable - Warrants	(16,245)	(7,668)
Accumulated deficit	(32,299,557)	(30,479,829)
Total Stockholders’ Deficit	(8,460,280)	(6,889,485)
Total Liabilities & Stockholders’ Deficit	$26,711	$428,890

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations

For the three months and nine months ended September 30, 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-
Expenses
General and administrative	312,444	339,507	890,946	1,100,433
Research and development	-	(87,357)	-	441,320
Total Expense	312,444	252,150	890,946	1,541,753

Operating loss	(312,444)	(252,150)	(890,946)	(1,541,753)

Other income (expenses)
Gain / (loss) on change in fair value of derivative	(14,741)	(81,975)	53,023	(64,899)
Interest expense	(192,391)	(121,449)	(564,668)	(284,669)
Gain / (loss) on Debt Settlement	28,916	-	28,916	-
Convertible debt derivative expense	-	-	(33,978)	-
Reserve for equity method investment receivable	(412,885)	-	(412,885)	-
Settlement income – loan agreement	-	39,220	-	39,220
Settlement income / (expense)	-	(95,000)	-	(765,000)
Other Miscellaneous Income	-	-	809	125
Total other income / (expense)	(591,101)	(259,204)	(928,783)	(1,075,223)

Loss before income taxes	(903,545)	(511,354)	(1,819,729)	(2,616,976)
Provision for income taxes	-	-	-	-
Net loss	$(903,545)	$(511,354)	$(1,819,729)	$(2,616,976)

Net loss per share
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares Outstanding
Basic and diluted	312,676,102	288,855,344	309,479,888	288,607,408

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Consolidated Statement of Stockholders’ Deficit
For the nine months ended September 30, 2020 and 2019
(Unaudited)

Nine months ended September 30, 2020 (Unaudited)
	Common Stock, par value $0.0001		Additional	Common stock to
	Number of shares	Amount	paid-in capital	be issued	Subscription Receivable	Accumulated deficit	Total

Balance, December 31, 2019	296,648,677	$30,153	$22,710,632	$857,227	$(7,668)	$(30,479,829)	$(6,889,485)
Shares issued for cashless Warrant conversions	857,737	86	8,491	-	(8,577)	-	-
Shares issued for Loan Conversion	3,906,610	391	311,984	(312,375)	-	-	-
Shares issued for Promissory Note Fees	1,460,260	146	124,706	(124,852)	-	-	-
Shares to be issued for Promissory Note Fees	-	-	-	10,901	-	-	10,901
Shares to be issued for settlement of accrued legal expenses	-	-	-	31,603	-	-	31,603
Shares issued for stock-based compensation	7,000,000	700	419,300	(420,000)	-	-	-
Shares issued for Private Placement	600,000	60	59,940	-	-	-	60,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(562,749)	(562,749)
Balance, March 31, 2020 (Unaudited)	310,473,284	$31,536	$23,635,053	$42,504	$(16,245)	$(31,042,578)	$(7,349,730)

Shares issued for Private Placement	375,000	37	14,963	-	-	-	15,000
Shares issued for settlement of accrued legal expenses	529,711	53	31,550	(31,603)	-	-	-
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(353,434)	(353,434)
Balance, June 30, 2020 (Unaudited)	311,377,995	$31,626	$23,681,566	$10,901	$(16,245)	$(31,396,012)	(7,688,164)

Shares to be issued for Promissory Note Fees	-	-	-	13,192	-	-	13,192
Shares issued for Loan Conversion	4,823,768	483	117,754	-	-	-	118,237
Net loss for the three months ended September 30, 2020	-	-	-	-	-	(903,545)	(903,545)
Balance, September 30, 2020 (Unaudited)	316,201,763	$32,109	$23,799,320	$24,093	$(16,245)	$(32,299,557)	$(8,460,280)

	Common Stock, par value $0.0001		Additional
	Number of shares	Amount	paid-in capital	Subscription Receivable	Accumulated deficit	Total

Balance, December 31, 2018	286,703,915	$29,101	$22,100,087	$-	$(26,818,584)	$(4,689,397)
Shares issued for Warrant conversions	766,667	76	7,591	(7,668)	-	-
Net loss for the three months ended March 31, 2019	-	-	-	-	(598,948)	(598,948)
Balance, March 31, 2019 (Unaudited)	287,470,582	$29,177	$22,107,678	$(7,668)	$(27,417,532)	$(5,288,345)

Adjustment for incorrectly reported shares	(581,905)	-	-	-	-	-
Shares issued for Promissory Note Fees	1,100,000	110	54,890	-	-	55,000
Net loss for the three months ended June 30, 2019	-	-	-	-	(1,506,674)	(1,506,674)
Balance, June 30, 2019 (Unaudited)	287,988,677	$29,287	$22,162,568	$(7,668)	$(28,924,206)	(6,740,019)

Shares issued for Promissory Note Fees (1,070,260 shares not issued in the period reported)	1,170,260	117	88,181	-	-	88,298
Shares issued for Loan Conversion (3,906,610 shares not issued in the period reported)	3,906,610	391	311,984	-	-	312,375
Shares issued in Legal Settlements (2,500,000 shares not issued in the period reported)	2,500,000	250	199,750	-	-	200,000
Shares issued for Private Placement (1,250,000 shares not issued in the period reported)	1,250,000	125	99,875	-	-	100,000
Net loss for the three months ended September 30, 2019	-	-	-	-	(511,354)	(511,354)
Balance, September 30, 2019 (Unaudited)	296,815,547	$30,170	$22,862,359	$(7,668)	$(29,435,460)	$(6,550,699)

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(1,819,729)	$(2,616,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivatives	(53,023)	64,899
Amortization of debt discount	195,874	93,879
Derivative expense	33,978	-
Legal settlements	-	745,000
Debt settlement	(28,916)	-
Gain on settlement of debt	(809)	-
Reserve for equity method investment receivable	412,885	-
Bad debt expense (Dynalyst)	-	15,000
Changes in operating assets and liabilities:
Prepaid expense	(609)	(14,612)
Accrued expenses – related parties	596,767	462,655
Accounts payable	114,949	142,511
Net Cash Used in Operating Activities	(548,633)	(1,107,644)

Cash flows from investing activities:
Receivable - related parties	(25,000)	(131,120)
Net Cash Used in Investing Activities	(25,000)	(131,120)

Cash Flows from Financing Activities
Proceeds from notes payable - related parties	101,833	1,135,130
Proceeds from convertible notes payable	171,000	-
Payments on other notes payable	(50,000)	(50,000)
Advances - other	20,000	-
Proceeds from sale of common stock	75,000	100,000
Stockholder advances – related parties	240,859	-
Net Cash Provided by Financing Activities	558,692	1,185,130

Net (Decrease) Increase in Cash	(14,941)	(53,634)
Cash Beginning of Period	16,043	73,210
Cash End of Period	$1,102	$19,576

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$16,779	$41,952
Cash Paid during the period for taxes	$952	$-
Non-Cash investing and financing activities
New debt discount from convertible notes	$204,978	$-
Subscription receivables - warrants	$16,245	$7,668
Shares issued for promissory note fees	$24,093	$143,298
Loan conversion (fair value of shares issued: $118,237 and $312,375)	$76,542	$183,220
Shares issued for legal expense	31,603	-
Shares issued for settlement of accrued legal settlements	$-	$200,000
Conversion of stockholder advances – related parties to Notes payable – related parties	$178,093	$-

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

To facilitate the commercialization process, Greenway announced in August 2019 that it had entered into an agreement to partially own and operate an existing GTL plant located in Wharton, Texas. Originally acquired by Mabert, a company controlled by director, Kevin Jones, members include OPMGE (a company formed to facilitate the joint venture), Mabert and Tom Phillips, an employee of the Company. The Company’s involvement in the venture is intended to facilitate third-party certification of the Company’s G-Reformer technology, related equipment and technology. In addition, the Company anticipates that OPMGE’s operations will demonstrate that the G-Reformer is a commercially viable technology for producing syngas and marketable fuel products. As the first operating GTL plant to use Greenway’s proprietary reforming technology and equipment, the Wharton joint venture facility is initially expected to yield a minimum of 75 - 100 barrels per day of gasoline and diesel fuels from converted natural gas. To date, the Company has not raised sufficient funding to achieve the aforementioned objectives, but continues to work toward that end.

The Company believes that its proprietary G-Reformer is a major innovation in gas reforming and GTL technology in general. Initial tests have demonstrated that the Company’s solution is superior to legacy technologies which are costly, have a larger footprint and cannot be easily deployed at field sites to process associated gas, stranded gas, coal-bed methane, vented gas, or flared gas, all markets the Company seeks to service. The new plant is expected to prove the economics of the Company’s technology and GTL processes.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the financial statements of Greenway and its wholly owned subsidiaries. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Going Concern Uncertainties

The accompanying condensed unaudited consolidated financial statements to this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2020, we have an accumulated deficit of $32,299,557. For the nine months ended September 30, 2020, we had no revenue, generated a net loss of $1,819,729 and used cash of $548,633 for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources. Management believes that its current and future plans will enable it to continue as a going concern for the next twelve months from the date of this report.

The outbreak of COVID-19 (coronavirus), caused by a novel strain of the coronavirus, was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced business and consumer spending due to both job losses, reduced investing activity and M&A transactions, among many other effects attributable to the COVID-19 (coronavirus), and there continue to be many unknowns. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact our operations, the operations of OPMGE and/or ability to obtain financing or future financial results is uncertain.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Accounting Standards Codification, ASC Topic 360, Property, Plant and Equipment. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized. There were no long-lived assets or impairment charges for the period ended September 30, 2020.

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

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPM Green Energy, LLC (OPMGE). The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remining 300 of 1,000 member units available. The Company evaluated its interest in OPMGE and determined that the Company does not control OPMGE. The Company accounts for its interest in OPMGE via the equity method of accounting. At September 30, 2020, there was no change in the investment cost of $0. At September 30, 2020, OPMGE had no material business activity as of such date. As described in Note 9, the Company maintains a Related Party receivable with OPMGE for $412,885 related to our advancing capital for certain of OPMGE’s capital expenditures that we believe are in the Company’s best interests. Due to the uncertainty of the collectability of the OPMGE receivable, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of September 30, 2020.

Use of Estimates

The preparation of condensed unaudited consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include allowance for collectible receivables, derivative liability valuations, value of stock-based compensation and deferred tax valuation allowances. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents. There were no cash equivalents at September 30, 2020, or December 31, 2019. Unless otherwise indicated, all references to “dollars” in this Form 10-Q are to U.S. dollars.

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

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Open tax years, subject to IRS examination include 2014 – 2019, with no corporate tax returns filed for the years ending 2016 to 2019.

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. As of September 30, 2020, shares issuable upon the exercise of warrants (8,000,000), shares convertible for debt (3,616,539) and shares outstanding but not yet issued (356,186) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive. As of September 30, 2019, shares issuable upon the exercise of warrants (11,499,226), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (9,476,870) were also excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Through the period ending September 30, 2020, the Company has entered into two convertible notes creating derivative liabilities. See Note 6 – 2018, 2019 and 2020 Convertible Promissory Notes.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

Description	Level 1	Level 2	Level 3
September 30, 2020 Derivative Liabilities	$-	$-	$80,423
December 31, 2019 Derivative Liabilities	$-	$-	$-

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

The change in the convertible notes payable derivative liabilities at fair value for the nine-month period ended September 30, 2020, is as follows:

	FairValue January 1, 2020	Change in Fair Value	New Convertible Notes	(Gain)/loss on Settlement	Conversions	Fair Value September 30, 2020

Derivative Liabilities	$-	$(53,023)	$204,978	$(28,916)	$(42,616)	$80,423

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. At September 30, 2020 and 2019, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit of $250,000. The Company did not have cash on deposit in excess of such limit on September 30, 2020 and December 31, 2019.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0 and $(87,357) for the three months ended September 30, 2020 and 2019, and $0 and $441,320 for the nine months ended September 30, 2020 and 2019, respectively.

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

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	September 30, 2020	December 31, 2019
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	$0

Depreciation expense was $0 for the nine months ended September 30, 2020 and 2019.

NOTE 5 – TERM NOTES PAYABLE, CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Term notes payable, including notes payable to related parties consisted of the following at September 30, 2020 and December 31, 2019 respectively:

	September 30, 2020	December 31, 2019

Secured notes payable at 18% per annum related to the Mabert LLC as Agent Loan Agreement dated September 14, 2018 for up to $1,500,000, shown net of debt discount of $26,389 and $107,880 (1)	$2,284,583	$1,923,176
Total notes payable related parties	$2,284,583	$1,923,176
Unsecured note payable at 4.5% per annum dated December 28, 2017 to a corporation, payable in two parts on January 8, 2018 and 2019 (3)	166,667	166,667
Unsecured note payable at 10% per annum dated November 13, 2017 to a corporation, with an amended due date of March 1, 2020 (2)	-	50,000
Convertible $118,000 1 Yr term note payable at 10.0% per annum dated January 24, 2020 to a lender, payable by January 24, 2021, or converts into shares of the Company’s common stock by a predetermined formula, net of unamortized debt discount of $37,113 (4)	4,345	-
Convertible $53,000 1 Yr note payable at 10.0% per annum dated February 12, 2020 to a lender, payable by February 12, 2021, or it converts into shares of the Company’s common stock by a predetermined formula, net of unamortized debt discount of $19,494 (5)	33,506	-
Total notes payable and convertible notes payable	$204,518	$216,667

(1) On September 14, 2018, the Company entered into a loan agreement with a private company, Mabert LLC, acting as Agent for various private lenders (the “Loan Agreement”) for the purpose of funding working capital and general corporate expenses up to $1,500,000, subsequently amended to a maximum of $5,000,000. Mabert LLC is a Texas limited liability company, owned by Director and stockholder, Kevin Jones, and his wife Christine Early (for each and all references herein forward, “Mabert”). Under the Loan Agreement, Mabert has loaned gross loan proceeds of $2,310,972 (excluding a debt discount of $26,389, for a net $2,284,583 book debt) through September 30, 2020. Mr. Jones, and his wife have loaned at total of $2,406,324 from inception through September 30, 2020. The Mabert loan facility is fully secured, including a Security Agreement executed between the Company and Mabert, and a UCC-1 filed with the State of Texas. For each Promissory Note loan made under the Loan Agreement, as a cost to each note, the Company agreed to issue warrants and/or stock for Common Stock valued at $0.01 per share on an initial one-time basis at 3.67:1 and subsequently on a 2:1 basis for each dollar borrowed. During the period ended September 30, 2020, no shares of Common Stock were issued to Mabert, as compared to the Company having issued 1,170,260 shares pursuant to the issuance of certain notes in the period ending September 30, 2019. Pursuant to ACS 470, the fair value attributable to a discount on the debt is $9,488 and $140,038 for the periods ended September 30, 2020 and 2019, respectively; this amount is amortized to interest expense on a straight-line basis over the terms of the loans.

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

On July 1, 2020, the Company executed a Promissory Note under the Loan Agreement with Kevin Jones, a Director and shareholder for $128,093, at 18% interest per annum. As a cost of the note, the Company agreed to issue 256,186 shares of its Common Stock at a market price of $0.04 per share for a total debt discount of $9,488, subject to standard Rule 144 restrictions.

On July 1, 2020, the Company executed a Promissory Note under the Loan Agreement with Ransom Jones, a Director and shareholder for $25,000, at 10% interest per annum. As a cost of the note, the Company agreed to issue 50,000 shares of its Common Stock at a market price of $0.04 per share for a total debt discount of $1,852, subject to standard Rule 144 restrictions.

On July 1, 2020, the Company executed a Promissory Note under the Loan Agreement with Kent Harer, a Director and shareholder for $25,000, at 10% interest per annum. As a cost of the note, the Company agreed to issue 50,000 shares of its Common Stock at a market price of $0.04 per share for a total debt discount of $1,852, subject to standard Rule 144 restrictions.

Each of the individual Promissory Notes have one-year terms and are automatically renewable, unless an individual lender under the Loan Agreement notifies the agent within 60 days of the term that they would like payment of the principal and accrued interest upon the end of such promissory note term. No lenders requested payment for such individual promissory notes through the period ended September 2020.

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

(3) On December 20, 2017, the Company issued a convertible promissory note for $166,667, payable December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 – 2018, 2019 and 2020 Convertible Promissory Notes.

(4) On January 24, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and PowerUp Lending Group, Ltd., a Virginia corporation (“PowerUp”), whereby PowerUp purchased, and the Company sold, a one year Convertible Promissory Note, dated January 24, 2020, payable with interest of ten percent (10%) per annum, by and between the Company and PowerUp (the “Note”), in exchange for a cash purchase price of $118,000. The Note requires the Company to hold certain amounts of its common stock in reserve in the event that the Company does not pay the balance within the prescribed term and/or PowerUp elects to convert such Note to common stock after six months from inception, with any remaining balance due at term. At inception of the loan, the Company fully discounted the note in the amount of $118,000. As of September 30, 2020, PowerUp had converted $77,672 of note principal into 4,823,768 shares of the Company’s common stock. See Note 6 – 2018, 2019 and 2020 Convertible Promissory Notes.

(5) On February 12, 2020, the Company entered into a second Purchase Agreement with PowerUp under substantially similar terms and conditions, whereby the Company sold a one-year Convertible Promissory Note, dated February 12, 2020, payable with interest of ten percent (10%) per annum, in exchange for cash of $53,000. The Note requires the Company to hold certain amounts of its common stock in reserve in the event that the Company does not to pay the balance within the prescribed term and/or PowerUp elects to convert such Note to common stock after six months from inception, with any remaining balance due at term. As of September 30, 2020, PowerUp had converted none of the principal into the Company’s common stock. See Note 6 – 2018, 2019 and 2020 Convertible Promissory Notes.

NOTE 6 – 2018, 2019 and 2020 CONVERTIBLE PROMISSORY NOTES

The Company issued a $166,667 convertible promissory note bearing interest at 4.50% per annum to a company, Tunstall Canyon Group, LLC, payable in two installments of $86,667 on December 20, 2018 and $80,000, plus accrued interest on December 20, 2019. Per the terms of the promissory note, the holder has the right to convert the note into common stock of the Company at a conversion price of $0.08 per share for each one dollar of cash payment which may be due (which would be 1,083,333 shares for the first $86,667 payment and 1,000,000 shares for the second $80,000 installment payment, respectively). As of December 20, 2018, a material event of default occurred for breach of payment of the interest then due, with such default continuing thought the date of this report. The holder of the note has the right to convert at any time and has indicated that it might convert under settlement discussions with the principal, Richard Halden, unrelated to this convertible note. See also Note 10 – Legal Matters.

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

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd. (“Southwest”) to resolve all conflicts related to a lawsuit in Hawaii, cause no. 16-1-0342, in the Circuit Court of the Third Circuit, State of Hawaii, styled Southwest Capital Funding, Ltd. v. Mamaki Tea, Inc., et. al., whereby the Company had provided loan guarantees for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison. As part of the consideration for an agreed stipulated judgement, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. The Company has made all required interest payments to date. The principle balance of $525,000 and remaining accrued interest on the note is due August 15, 2022. In addition, we agreed to issue and deliver to Southwest 1,000,000 shares of Rule 144 restricted Common Stock valued at $0.05 per share. The shares were issued in the 3rd quarter 2019, and were fully expensed in the period ended December 2019. Provided there is no default on the Promissory Note, Southwest agreed to not sell any stock for at least one year from the date of the Settlement Agreement.

On January 24, 2020, the Company entered into a Purchase Agreement and Convertible Promissory Note credit facility whereby at the Company’s request, and depending on certain market factors at the time of each request, PowerUp agreed to provide up to $1,000,000 to the Company under the same and substantially similar terms for each requested Note over a twelve-month period, subject to stock price and trading attributes at the time of such request. During the period ended September 30, 2020, the Company entered two Convertible Promissory Notes, for total proceeds of $171,000. See Note 5 – Term Notes Payable, Convertible Notes Payable and Notes Payable Related Parties.

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

On January 24, 2020, the Company entered into its first Purchase Agreement with PowerUp, whereby PowerUp purchased, and the Company sold, a one-year Convertible Promissory Note under the terms as described above, dated January 24, 2020, in exchange for cash of $118,000. The Note requires the Company to hold certain amounts of its common stock in reserve in the event that the Company elects not to pay the balance within the prescribed term and/or PowerUp elects to convert such Note to common stock after six months from inception, with any remaining balance due at term.

The Company evaluated the terms of the original convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The discount related to the beneficial conversion feature on the note was valued at $118,000 based on the difference between the fair value of the 2,017,094 convertible shares at the valuation date and the $118,000 note value. The discount related to the beneficial conversion feature will be amortized over the term of the debt. The derivative value related to the beneficial conversion feature on the note was determined using the Cox, Ross & Rubinstein Binomial Tree model. The derivative liability for this note at its January 24, 2020 inception (“Commitment Date”) was $130,506 and for the period ending September 30, 2020 was $34,761, calculated as shown below.

	September 30, 2020	Commitment Date
Expected dividends	0%	0%
Expected annual volatility	198%	184.1%
Expected term: conversion feature	6 months	1 year
Risk free interest rate	.16%	1.51%

On February 12, 2020, the Company executed a second Purchase Agreement and Convertible Promissory Note for an additional $53,000 cash, under substantially similar terms described above, incorporating a new issue date for a one-year term maturing on February 12, 2021. The Note requires the Company to hold certain amounts of its common stock in reserve in the event that the Company elects not to pay the balance within the prescribed term and/or PowerUp elects to convert such Note to common stock after six months from inception, with any remaining balance due at term. See Note 5 – Term Notes Payable, Convertible Notes Payable and Notes Payable Related Parties.

The Company evaluated the terms of the original convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The discount related to the beneficial conversion feature on the note was valued at $53,000 based on the difference between the fair value of the 905,983 convertible shares at the valuation date and the $53,000 note value. The discount related to the beneficial conversion feature will be amortized over the term of the debt. The derivative value related to the beneficial conversion feature on the note was determined using the Cox, Ross & Rubinstein Binomial Tree model. The derivative liability for this note at its February 12, 2020 inception (“Commitment Date”) was $74,472 and for the period ending September 30, 2020 was $45,662, calculated as shown below.

	September 30, 2020	Commitment Date
Expected dividends	0%	0%
Expected annual volatility	186%	182.9%
Expected term: conversion feature	7 months	1 year
Risk free interest rate	.16%	1.54%

In accordance with the terms of the PowerUp Purchase Agreement, the Company reserved 38,876,716 shares of its Common Stock upon execution of the PowerUp Note Agreements in January and February, 2020. As of September 30, 2020, 38,876,716 shares are still being held in reserve by the Company’s transfer agent.

The foregoing descriptions of the Purchase Agreement and Notes do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreements and the Notes.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at for the periods ended:

	September 30, 2020	December 31, 2019

Accrued consulting fees and expenses	$743,655	$641,518
Total accrued expenses	$743,655	$641,518

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

Common Stock

At September 30, 2020, there were 316,201,763 total shares of Common Stock outstanding.

During the three-months ended September 30, 2020, the Company issued 4,823,768 shares of Rule 144 restricted Common Stock as the result of a lender’s conversion of a portion of note principal (see Note 6) at an average price of $0.02 per share.

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

At September 30, 2019, there were 296,815,547 shares of class A common stock issued and outstanding, including 9,126,870 shares not issued in the prior period.

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

Class B Stock

At September 30, 2020, there were no Class B shares, as such shares were terminated in December 2019. For the same period ending September 30, 2019, there were no shares of Class B stock issued and outstanding.

Stock options, warrants and other rights

As of September 30, 2020, and 2019 respectively, the Company has not adopted and does not have an employee stock option plan.

As of September 30, 2020, the Company had total warrants issued and outstanding of 8,000,000. These warrants have remaining expiration periods of less than one year, including 4,000,000 warrants in favor of Reynolds expiring in October 2020, and 4,000,000 warrants in favor of Harer expiring in January 2021. The weighted average exercise price of these remaining warrants is $.175, with remaining terms of less than a year.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

After approval during a properly called special meeting of the board of directors, on September 14, 2018 Mabert, LLC, a Texas Limited Liability Company owned by a director and stockholder, Kevin Jones and his wife Christine Early, as an Agent for various private lenders including themselves, entered into a loan agreement (“Loan Agreement”) for the purpose of funding working capital and general corporate expenses for the Company of up to $1,500,000, which was subsequently amended to provide up to $5,000,000. The Company bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones as an Interested Director did not vote on this transaction. Since the inception of the Loan Agreement through September 30, 2020, a total of $2,310,972 (excluding debt discount of $26,389) has been loaned to the Company by six shareholders, including Mr. Jones. See Note 5.

Through Mabert, Mr. Jones along with his wife and his company have loaned $1,655,972, and four other shareholders have loaned the balance of the Mabert Loans. These loans are secured by the assets of the Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the loan agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by the Agent for these shareholders. The actions of the Company in case of default can only be determined by the shareholders. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the loan agreement. Mabert did not nor will it receive compensation for its work as an agent for the lenders.

For the period ended September 30, 2020, the Company accrued expenses for related parties of $1,692,312, accounting for total deferred compensation expenses among the three current executives, one former executive and one current employee. Each of the current executives and employees have agreed to defer their compensation until such time as sufficient cash is available to make such payments, with the Company’s Chief Financial Officer having the express authority to determine what constitutes cash sufficiency from time-to-time.

Through the period ended September 30, 2020, the Company received $113,785 in cash and payment advances from four directors, Michael Wykrent, Ransom Jones, Kent Harer and Kevin Jones, a greater than 5% shareholder, in the amounts of $10,000, $3,433, $5,000 and $95,352 respectively, which have been accrued as “Advances - related parties” for the period.

Through the period ended September 30, 2020, the Company made advances to an affiliate, OPMGE, of $412,885, including $25,000 during the first three months of 2020. As reported previously, the Company owns a non-consolidating 42.86% interest in the OPMGE GTL plant located in Wharton, Texas. In the event of default, the Company holds a second lien against the assets of OPMGE. The amount advanced was booked as a related party receivable by the Company. Given the uncertainty of the collectability of this receivable, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of September 30, 2020.

NOTE 10 – COMMITMENTS and CONTINGENCIES

Employment Agreements

In August 2012, the Company entered into an employment agreement with our chairman of the board, Ray Wright, also president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-months ended September 30, 2020, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, the Company entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least $35,000 per year, such amounts having been accrued for the agreement period ended September 2020. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares having vested immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist.

Effective April 1, 2019, the Company entered into an employment agreement with Thomas Phillips, Vice President of Operations, reporting to the President of Greenway Innovative Energy, Inc., for a term of twelve (12) months with compensation of $120,000 per year. By his Agreement, Phillips is entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, valued at $.06 per share, or $270,000, which was expensed as of the effective date of the agreement. Such stock-based compensation shares were issued in February 2020. Phillips is also entitled to certain additional stock grants based on the performance of the Company during the term of his employment and is entitled to participate in the Company’s benefit plans, if and when such become available.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2019 and noted that the leases discussed below did not meet the requirements for recording a right of use asset or liability under ASC-842 given that they were short term leases.

Greenway rents approximately 600 square feet of office space at 1521 North Cooper St., Suite 205, Arlington, Texas 76011, at a rate of $949 per month, under a one-year lease agreement, renewable for successive one-year terms in the Company’s sole discretion.

Each September, the Company pays $11,880 in annual maintenance fees on its Arizona BLM mining leases, under one-year lease agreements, renewable for successive one-year terms in the Company’s sole discretion in addition. These leases contain a 10% royalty burden based on production, if any. There has been no production to date.

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

On March 13, 2019, dissident shareholder Halden, in his capacity as an individual, filed suit against the Company alleging claims arising from a confidential severance and release agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. The Company answered the lawsuit and asserted a number of affirmative defenses; subsequently, the lawsuit was dismissed without prejudice on November 19, 2019.

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

NOTE 11-SUBSEQUENT EVENTS

Through the period ended November 23, 2020, we received $95,352 in cash and payment advances from Kevin Jones, a director and greater than 5% shareholder. Such advances and any further advances received will be accrued as “Advances - related parties” in the period received.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending September 30, 2020 and 2019 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

On August 29, 2019, to further facilitate the commercialization process, the Company announced that it entered into the joint venture, OPM Green Energy, LLC, a Texas limited liability company (“OPMGE”), for an ownership interest in the Wharton Plant. The other members of OPMGE are Mabert and Tom Phillips, Vice President of Operations for GIE. Our involvement in OPMGE is intended to facilitate third-party certification of our G-Reformer and related equipment and technology. In addition, we anticipate that OPMGE’s operations will demonstrate that the G-Reformer is a commercially viable technology for producing Syngas and marketable fuel products. As the first operating GTL plant to use our proprietary reforming technology and equipment, we expect the Wharton Plant to initially yield a minimum of 75 - 100 barrels per day of gasoline and diesel fuels from converted natural gas.

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

Ultimately, we believe that our proprietary G-Reformer is a major innovation in gas reforming and GTL technology in general. Initial tests have demonstrated that our Company’s solution appears to be superior to legacy technologies, which are more expensive, have a larger footprint, and cannot be easily deployed at field sites to process associated gas, stranded gas, coal-bed methane, vented gas, or flared gas. In addition, the Wharton Plant is anticipated to prove out the economics for the Company’s technology and GTL processes.

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

According to publicly available industry research from Shell Oil and MarketResearcEngine.com, among others, the market for GTL products is said to have accounted for approximately $11.9 billion in 2019 and is expected to reach $20.1 billion by 2023, growing at a compound annual growth rate of 11.03% over that period. Products created by the GTL process include GTL Diesel, GTL Naphtha, GTL Other (e.g., lubricants), with GTL Diesel accounting for more than 68% of the product market. Market share of these products has not changed significantly over the last four years. Increasing population growth across the globe has led to an increase in power consumption, creating a high demand for clean natural gas liquids products (“NGL”). In the commercial sector, there has been generally high demand for NGL products among petrochemical plants and refineries for blendstock, i.e., a blend of unfinished oils that creates a refined product, as well as in the automotive and packaging industries, among others. Due to their relatively clean burning nature, NGL products may be used as fuel in motor vehicles, in furnaces for heating and cooking and household energy source. Our planned focus is in technology licensing for our GTL plant technology, and in some cases, the direct production and sale of high cetane diesel and jet fuels, a multi-billion-dollar market segment.

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

Competition

Key industry players include: Chevron Corporation, KBR Inc, PetroSA, Qatar Petroleum, Royal Dutch Shell, and Sasol Limited. In terms of global production and consumption, Shell had the largest market share in 2019, with virtually all current production located overseas. Our technology is not designed to compete with the large refinery-size GTL plants operated by such large industry operators. Our plants are designed to be scaled to meet individual gas field production requirements on a distributed and mobile basis. According to a report released in July 2019 by the Global Gas Flaring Reduction Partnership (“GGFRP”), there are currently only 5 small-scale GTL plant technologies that have been proven and are now available for gas flares monetization available in the U.S., including: Greyrock (“Flare to Fuels”); Advantage Midstream (licensing Greyrock technology); EFT (“Flare Buster”); Primus GE and GasTechno (“Methanol in a Box”). We were not a direct part of this study, as we had not received 3rd party certification of our proprietary technology as of the date of this report.

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

Employees

As of the filing date of this Form 10-Q, we have four (4) full-time employees. Certain of these employees receive no compensation or compensation is deferred on a periodic basis by mutual written agreement. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 14, 2020, and filed with our annual report on Form 10-K, which is incorporated by reference to our Financial Statements and raises substantial doubt about our ability to continue as a going concern.

	September 30, 2020	December 31, 2019
Net loss	$(1,819,729)	$(3,661,245)
Cash flow (negative) from operations	$(548,633)	$(1,332,528)
Negative working capital	$(7,935,280)	$(6,364,485)
Stockholders’ deficit	$(8,460,280)	$(6,889,485)

As of September 30, 2020, we had total liabilities in excess of assets by $8,460,280 and used net cash of $548,633 for our operating activities. For the same period ended September 30, 2019, we used net cash of $1,107,644 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

While we are attempting to commence operations and generate revenues, our cash position will not be sufficient to support our daily operations. Management intends to raise additional funds by way of an offering of our securities. Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful. Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Results of Operations

Three-months ended September 30, 2020, compared to Three-months ended September 30, 2019.

We had no revenues for our consolidated operations for the quarters ended September 30, 2020 and 2019. We reported consolidated net losses for each of these periods of $903,545 and $511,354, respectively.

Operating Expenses:

General and Administrative Expenses. During the three-months ended September 30, 2020, General and Administrative expenses decreased to $312,444, as compared to $339,507 for the prior year three-months ended September 30, 2019. The decrease was primarily the result of decreased accrued expenses in the period.

Research and Development Expenses. During the three-months ended September 30, 2020, Research and Development expenses increased to $0 dollars, as compared to a gain of $87,357 for the prior year three-months ended September 30, 2019. The change was primarily due to the realization of a research credit in the prior year that was related to the completion of the final stage of the last Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington for development of the Company’s G-Reformer unit.

Interest Expense. During the three-months period ended September 30, 2020, interest expense increased to $192,391 as compared to interest expense of $121,449 for the prior year three-months ended September 30, 2019. The increase was primarily due to the increase in the amortization of discounts on new convertible notes payable executed during the period.

Change in Fair Value of Derivative Liability and Derivative Expenses. During the three-months ended September 30, 2020, we recorded a loss on the fair value of derivatives of $14,741, as compared to a loss of $81,975 for the comparable year three-month period in 2019. The change was due to the execution of the convertible notes payable in the first quarter, and the related changes under the derivative value calculations using the Cox, Ross & Rubinstein Binomial Tree model method.

Net Loss from Operations. Our net loss from operations increased to $312,444 for the three months ended September 30, 2020, as compared to $252,150 for the quarter ended September 30, 2019. The increase was due primarily to the Company incurring no Research and Development expenses for the period, as compared to recognizing a gain of $87,357 for the same quarter of 2019 and the reserve established for the OPMGE receivable.

Net Loss. Our net loss increased to $903,545 for the three-months ended September 30, 2020, compared to a loss of $511,354 for the same three-months period in 2019. The increase was primarily due to the increase in our Research and Development expenses during the quarter ended September 30, 2019 and the establishment of the reserve for the OPMGE receivable.

Nine-months ended September 30, 2020, compared to Nine-months ended September 30, 2019.

Operating Expenses:

General and Administrative Expenses. During the nine-months ended September 30, 2020, General and Administrative expenses decreased to $890,946, as compared to $1,100,433 for the prior year nine-months ended September 30, 2019. The decrease was primarily the result of decreased accrued expenses in the period and the establishment of the loss reserve for the OPMGE equity method receivable investment in 2020 offset by a $765,000 settlement expense in 2019.

Research and Development Expenses. During the nine-months ended September 30, 2020, Research and Development expenses decreased to $0 dollars, as compared to $441,320 for the prior year nine-months ended September 30, 2019. The change was primarily due to the completion of the final stage of the last Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington for development of the Company’s G-Reformer unit.

Interest Expense. During the nine-month period ended September 30, 2020, interest expense increased to $564,668 as compared to interest expense of $284,669 for the prior year nine-months ended September 30, 2019. The increase was primarily due to the increase in borrowings to fund operations and in the amortization of discounts on new convertible notes payable executed during the period.

Change in Fair Value of Derivative Liability and Derivative Expenses. During the nine-months ended September 30, 2020, we recorded a gain on the fair value of derivatives of $53,023, as compared to a loss of $64,899 for the comparable year nine-month period in 2019. The change was due to the execution of the convertible notes payable in the first quarter, and the related changes under the derivative value calculations using the Cox, Ross & Rubinstein Binomial Tree model method.

Net Loss from Operations. Our net loss from operations decreased to $890,946 for the nine-months ended September 30, 2020, as compared to $1,541,753 for the nine-months ended September 30, 2019. The decrease was due primarily to the Company incurring no Research and Development expenses for the 2020 period, as compared to $441,320 for the same period of 2019.

Net Loss. Our net loss decreased to $1,819,729 for the nine-months ended September 30, 2020, compared to a loss of $2,616,976 for the same nine-month period in 2019. The decrease was primarily due to the decrease in Research and Development expenses, and a non-recurring settlement expense of $765,000 during the nine months ended September 30, 2019.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of September 30, 2020, we had $1,102 in cash, total current assets of $26,711, and total current liabilities of $7,961,991. Our total accumulated deficit on September 30, 2020, was $(32,299,557).

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. In the nine-months ended September 30, 2020, our working capital deficit increased by $1,570,795 from the most recent year-ended December 2019 primarily as the result of increases in Accrued expenses to related parties and others, increases in net borrowings to fund Company operations, increases in Accrued interest payable, increases in Amortization of debt discounts and an increase in the Derivative liability of our convertible notes.

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

Operating activities

Net cash used in continuing operating activities during the nine-months ended September 30, 2020 decreased to $548,633, as compared to $1,107,644 for the nine-months ended September 30, 2019.

Investing activities

Net cash used in investing activities for the nine months period ending September 30, 2020 was $25,000, consisting of an advance to OPMGE for deposits on a piece of specialized commercial equipment required to convert the Wharton, TX manufacturing facility for use of our GTL technology. Due to the uncertainty of the collectability of the OPMGE receivable, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of September 30, 2020.

Financing Activities

Net cash provided by financing activities was $558,692 for the nine-months ended September 30, 2020, consisting primarily of the proceeds from a loan made by Director and shareholder, Kevin Jones, a related party under the Mabert Loan Agreement of $101,833, two loans from PowerUp totaling $171,000, sales of the Company’s Common Stock to accredited private investors of $75,000, advances by four of our directors of $113,785, and an advance made by an unrelated party of $20,000, offset by payments on notes payable to Wildcat of $50,000. This is compared to $1,185,130 from proceeds of loans made by related parties of $730,130 under the Mabert Loan Agreement, and cash advances from stockholder related parties of $51,019 in the nine-months ended September 30, 2019. See Notes 5 and 6 to our Financial Statements herein above.

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

Commitments

Capital Expenditures

The last funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the prior SOW. As we move into the testing and commercialization phase of our GTL technology, we plan to update and enter into a new SOW with UTA for periods in 2020 and 2021. This is anticipated to entail a financial commitment of approximately $257,000 for a full twelve-month research cycle, which we have been told can be payable in four equal installments of $64,250. However, we shall only execute such new SOW and notice UTA to start such work when we have funds available to make such payments. As described elsewhere herein this Report, we are working to raise sufficient capital to enter such new SOW, including from private stock sales, additional debt and payment from of our receivable with OPMGE. There is no assurance that we will be able to raise sufficient funds to enter into such new SOW.

Operational Expenditures

Employment Agreements

In August 2012, the Company entered into an employment agreement with our chairman of the board, Ray Wright, also president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-months ended September 30, 2020, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, the Company entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least $35,000 per year, such amounts having been accrued for the agreement period ended September 2020. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares having vested immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist.

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

Paul Alfano, a director and greater than five percent (5%) shareholder entered into a consulting agreement with the Company on April 19, 2018 via Alfano Consulting Services (the “Alfano Agreement”), to provide board and senior management advice, including but not limited to corporate strategy, SEC regulatory adherence, sales and marketing strategies, document and presentation preparation and fund-raising support. Terms included payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. The Alfano Agreement was terminated when Mr. Alfano became a director on June 26, 2019. The Company has accrued Consulting Fees and Expenses of $109,626 for all prior periods through the year ending December 31, 2019, and through the nine-month period ended September 30, 2020. There is no payment schedule agreed to by the parties, and such accrued expenses will be paid only when the Company has sufficient liquidity to make such payment, or unless or until the parties agree to some other form of payment provision.

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

Mining Leases

We have a minimum commitment during 2020 of approximately $11,880 for our annual lease maintenance fees due to the Bureau of Land Management (“BLM”) for the Arizona Property, with such payment due by September 1, 2020. There is no actual lease agreement with the BLM, but we file an annual maintenance fee form and pay fees to the BLM to hold our claims.

Financing

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

During the three-month period ended September 30, 2020, we received $178,093 in related party loans from three directors, Kevin Jones, Ransom Jones and Kent Harer, under the Mabert Loan facility. See also Note 5 – Notes Payable and Notes Payable Related Parties herein above.

Through the three-month period ended September 30, 2020, we received $113,785 in cash and payment advances from four of our directors, Michael Wykrent, Ransom Jones, Kent Harer and Kevin Jones, a greater than 5% shareholder, in the amounts of $10,000, $3,433, $5,000 and $95,352 respectively, which have been accrued as “Advances - related parties” for the period.

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

On December 20, 2018, the Company issued a convertible promissory note for $166,667, payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2019 and continues at such rate until the default is cured or is paid at term. See Note 6 – Other Notes and Convertible Notes Payable.

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

Off-Balance Sheet Arrangements

During the year ended December 2019, we entered into a revenue interest research and development venture with Mabert and an employee, Tom Phillips, OPMGE. We account for our participation under the Equity Method, as further defined herein below, whereby we may be subject to future gains and losses that are reasonably likely to have an effect on our reported results of operations and liquidity. We are not required to invest, participate in any of the ongoing costs, financing or capital expenditures made by OPMGE. Since inception of this arrangement, we have advanced a total of $412,885 to OPMGE, and accordingly, had accrued a receivable from OPMGE. We have evaluated this receivable and have determine that collectability is uncertain. Accordingly, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of September 30, 2020. Since this was a receivable and not an investment in OPMGE, this allowance expense was included as a Reserve for equity method receivable investment in the statement of operations as of September 30, 2020.

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

Equity Method Investment

On August 29, 2019, we entered into a research and development venture, OPMGE, with Mabert and an employee, Tom Phillips. We contributed a limited license to use our proprietary and patented GTL technology and a working G-Reformer refractory unit, for no actual cost basis, in exchange for 300 membership units in OPMGE, equating to an approximately a 42.8% current interest in OPMGE, pending the expected issuance of an additional 300 membership units, equating to a net 30% ownership interest in OPMGE at that time. There was not previously and is no book or asset value attributed to the contributed technology. We evaluated our interest in OPMGE and determined that we do not control OPMGE. We account for our interest in OPMGE via the equity method of accounting. To our knowledge, at September 30, 2020, OPMGE had no material business activity as of such date. As described in “Note 9 – Related Party Transactions” to our Financial Statements above, we maintain a related party receivable from OPMGE related to advances made to assist in certain capital expenditures. As of September 30, 2020, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of September 30, 2020.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 3-months or less to be cash equivalents. There were no cash equivalents at September 30, 2020, or December 31, 2019. Unless otherwise indicated, all references to “dollars” in this Form 10-Q are to U.S. dollars.

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

Net Loss per Share, Basic and Diluted

We have adopted Accounting Standards Codification Subtopic 260-10, Earnings per Share, specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. Shares of Common Stock issuable upon the exercise of warrants (8,000,000), shares of Common Stock convertible for debt (3,616,539) and shares of Common Stock outstanding but not yet issued (356,186) have been excluded as a Common Stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

Concentration and Credit Risk

Financial instruments and related items, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents, and trade receivables. We place our cash and temporary cash investments with high-credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

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

In September 2020, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of September 30, 2020, our internal control over financial reporting was ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2020:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended September 30, 2020, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of six directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending September 30, 2020, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A significant portion of the Company’s business, financial and governance operations are contracted with certain independent contractors and third-parties currently on “lock-down” orders or “shelter in place” recommendations related to the national health crisis created by the COVID-19 pandemic, including key people responsible for assisting the Company in the development of its financial statements. As a result of the travel and work restrictions stemming from the COVID-19 pandemic, the Company may be unable to fully review and certify certain financial statements that it needs to permit the Company to file timely and accurate quarterly Reports on Form 10-Q, including for the quarter ended September 30, 2020, by the prescribed dates without undue hardship and expense to the Company.

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

As of September 30, 2020, we own United States Patents Nos. 8,574,501 B1, originally issued November 5, 2013 and 8,795,597 B2, issued August 5, 2014, covering our GTL conversion technology for the purpose of converting natural gas to clean synthetic fuels in a small-plant and mobile application. The term of each patent under U.S. law is 21 years. Accordingly, each of these patents will expire in the years 2034 and 2035 respectively, unless they are modified with “improvements to the current art” by us, in which case their useful lives may be extended. There is no certainty that we will be able to make such improvements to our currently held patents, and they therefore may expire at their respective terms. Alternatively, a patent’s term may be shortened if a patent is terminally disclaimed (litigated) over a commonly owned patent or a patent naming a common inventor has an earlier expiration date. There is no certainty that we will be able to successfully defend our patents if such claims are made, and they may expire prior to their respective terms.

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

We have a substantial amount of indebtedness, which requires significant interest payments. As of September 30, 2020, we had total liabilities of $8,486,991, including $2,284,583 of current debt owed to related parties (net of debt discounts totaling $26,389), bearing an average cash interest of 17.1% per year. We also have additional long-term liabilities of $525,000, in the form of a 3-year interest-only note payable, bearing interest at 7.7%, paid semi-annually, with principal and accrued interest due in July 2022. For more details on our indebtedness, please see Notes 5 and 6 to our Financial Statements.

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

During the three-months ended September 30, 2020, the Company: issued 4,823,768 shares of Rule 144 restricted Common Stock at an average of $0.02 per share related to the conversion of a portion of a convertible note payable.

During the three-months ended June 30, 2020, the Company: issued 904,711 shares of Rule 144 restricted Common Stock, including 375,000 shares issued in a private placement to an accredited investor at $0.04 per share, and 529,711 shares at an average of $0.06 per share for the settlement of legal expenses which were previously accrued pursuant to agreements with two prior law firms.

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

Date: November 23, 2020.

	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

