Form 10-K
period 2020-12-31
GREENWAY TECHNOLOGIES INC
filed 2021-04-14
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTCQB Market operated by the OTC Markets Group, Inc. on that day was $12,455,120.

Class	Outstanding as of April 14, 2021
Common Stock, par value $0.0001 per share	336,468,075

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

On December 8, 2020, the Company announced an exclusive worldwide patent licensing agreement with the University of Texas at Arlington (UTA) for all patent applications currently filed with the Patent and Trademark Office relating to GWTI’s natural gas reforming technologies developed under its sponsored research agreement with UTA.

On December 15, 2020, the Company announced additional information regarding valuable outputs produced by the company’s proprietary G-Reformer™ catalyst reactor and Fischer-Tropsch (FT) technology which combine to form the “Greer-Wright” GTL solution. Originally developed to convert natural gas into ultra-clean synthetic fuel, recent research and development activity has shown that the technology can also allow the extraction of high-value chemicals and alcohols. The chemical outputs include n-Hexane, n-Heptane, n-Octane, n-Decane, n-Dodecane, and n-Tridecane. Alcohols produced include ethanol and methanol. The company has identified worldwide industrial demand for these outputs which will significantly improve the economic return on investment (ROI) of GTL plants that are based on GWTI’s technology. GWTI is a development-stage company with plans to commercialize its unique and patented technology.

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

Our Company has developed a revolutionary and unique process that converts natural gas of various origins and compositions into a highly pure variety of chemicals, high cetane diesel fuel, industrial grade pure water and electrical energy. GTL technology has existed as a traditional process going back generations. This process consists of two steps. First, natural gas is converted into Synthesis Gas (Syngas) which is a non-naturally occurring blend of Hydrogen and Carbon Monoxide. The front-end part of the GTL process is called “Gas Reformation”. The output of the Gas Reformer is compressed and fed through a secondary process, called Fischer-Tropsch (FT). This secondary process is widely used in many forms in the chemical and oil industries. While FT is a common process, Gas Reformation has been the most difficult step beyond an old and traditional process typically used in refineries. The invention of our software-controlled GTL process fronted by our patented and revolutionary gas reformation unit, the G-Reformer®, makes us the innovator in GTL technology. Our patents are based on scalability, transportability, flexibility and self-sustainment based on a wide variety of input gasses and output mixtures.

The Company’s process is made of small sized modularly scalable units which are portable and self-contained unlike other GTL solutions based on Steam Methane reformation. While many companies have tried to scale Steam Methane Reformation down for use in smaller, non-refinery based GTL plants, they have been largely unsuccessful. As a result, we can build self-sufficient GTL plants at virtually any location capable of supplying wellhead or pipeline gas of sufficient ongoing volume. This gives us the ability to eliminate flaring at the source while keeping remote oil fields in production without flaring. The conversion of flaring gas to liquid allows trucks to easily move liquid chemicals, clean diesel fuel, highly clean water and the power grid to move electricity from virtually any location.

Our initial ROI studies of the market for high purity chemicals we produce can provide incredibly rapid payback of investments. It should be noted the vast majority of these chemicals produced are made in China. Further, because they originate from a barrel of oil at a refinery, they are much lower in purity.

Products created by the GTL process include High Cetane Diesel, Naphtha, Technical Grade Water, and high value, high purity chemicals. The chemicals produced in the GWTI GTL plant are vital to many industries including pharmaceutical, cosmetics, fragrances, adhesives, and others. The vast majority of these chemicals are produced in China. Such dependency makes America captive to shortfalls whether they are manufacturing related or intentional. By making these chemicals in the USA, we reduce that dependency and keep the product, the jobs, and the profits in America.

According to publicly available industry research from Shell Oil, MarketResearchFuture.com, among others, the market for GTL products is said to have accounted for approximately $11.9 billion in 2019 and is expected to reach $20.4 billion by 2025, growing at a compound annual growth rate of 7.55% over that period.

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

Competition

Key industry players include: Chevron Corporation; KBR Inc, PetroSA, Qatar Petroleum, Royal Dutch Shell; and Sasol Limited. In terms of global production and consumption, Shell had the largest market share in 2019, with virtually all current production located overseas. Our technology is not designed to compete with the large refinery-size GTL plants operated by such large industry operators. Our plants are designed to be scaled to meet individual gas field production requirements on a distributed and mobile basis. According to a report released in July 2019 by the Global Gas Flaring Reduction Partnership (“GGFRP”), there are currently only 5 small-scale GTL plant technologies that have been proven and are now available for flared gas monetization available in the U.S., including: Greyrock (“Flare to Fuels”); Advantage Midstream (licensing Greyrock technology); EFT (“Flare Buster”); Primus GE and GasTechno (“Methanol in a Box”). We were not a direct part of this study, as we had not received 3rd party certification of our proprietary technology as of the date of this report.

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

Employees

As of the filing date of this Form 10-K, we have five (3) full-time employees. Certain of these employees receive no compensation or compensation is deferred on a periodic basis by mutual agreement. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

The accompanying consolidated financial statements to this Form 10-K (our “Financial Statements”) have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2020, we have an accumulated deficit of $33,021,801. For the year ended December 31, 2020, we incurred a net loss of $2,541,972 and used $686,032 in net cash for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources.

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

We have historically incurred losses.

We are considered a pre-revenue or development stage company. We have incurred significant operating losses since inception. Due to the inherent risk of commercializing new technology, there can be no assurance that we will earn net income in the future. We will require additional capital in order to fund our operations, which it may not be able to source on acceptable terms.

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

Although the longevity of patents in the United States are limited in duration to 21 years, this should not affect the Company’s long-term ability to successfully monetize the intellectual property it owns.

As of December 31, 2020, we own United States Patents Nos. 8,574,501 B1, originally issued November 5, 2013 and 8,795,597 B2, issued August 5, 2014, covering our GTL conversion technology for the purpose of converting natural gas to clean synthetic fuels in a small-plant and mobile application. On April 28, 2020, the Company was issued a new U.S. Patent 10,633,594 B1 for syngas generation for gas-to-liquid fuel conversion. The Company has several other pending patent applications, both domestic and international, related to various components and processes involving our proprietary GTL methods, which when granted, will further complement our existing portfolio of issued patents and pending patent applications.

In February 2021, the Company was issued Patent 10,907,104, the fourth patent relating to the company’s proprietary G-Reformer™ technology which allows for the conversion of natural gas into synthesis gas. The newly issued patent extends the methods and details of generating syngas using the apparatus described in a previously issued patent No. 10,633,594, the company’s third patent. As described in the patent, methane, oxygen, and steam are continuously injected into the combustion section of the apparatus to generate carbon monoxide along with unreacted methane and steam. The carbon monoxide, unreacted methane, and steam then enter the catalyst chamber where these components react to generate syngas. The pressure inside the reaction vessel is controlled at no higher than 5 psig.

The term of each patent under U.S. law is 21 years. Accordingly, each of these patents will expire in the years 2034, 2035 and 2041 respectively, unless they are modified with “improvements to the current art” by us, in which case their useful lives may be extended. There is no certainty that we will be able to make such improvements to our currently held patents, and they therefore may expire at their respective terms. Alternatively, a patent’s term may be shortened if a patent is terminally disclaimed (litigated) over a commonly owned patent or a patent naming a common inventor has an earlier expiration date. There is no certainty that we will be able to successfully defend our patents if such claims are made, and they may expire prior to their respective terms.

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

Our business is led by President, Kent Harer, and our Chief Financial Officer, Ransom Jones, both of whom are also members of our board of directors (our “Board of Directors”). We use outside consultants to support and perform the majority of the engineering and production work on our GTL technology. We have also contracted with consultants to provide financial reporting and governance support.

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

In order to safe guard against this possibility, on December 8, 2020, the Company announced an exclusive worldwide patent licensing agreement with the University of Texas at Arlington (UTA) for all patent applications currently filed with the Patent and Trademark Office relating to GWTI’s natural gas reforming technologies developed under its sponsored research agreement with UTA.

To support our engineering efforts, we also continued our ongoing confidential Sponsored Research Agreement (“SRA”) with UTA which began in October 2009 and has continued in various forms through today, adding confidential Scope of Work addendums over this period to develop and enhance our patented GTL system with the goal of developing commercial GTL plants to convert natural gas into liquid fuels. We use UTA as an external research and development arm for the Company. If we or UTA were to terminate our relationship for some extenuating circumstances, we might lose access to the scientists most familiar with our unique technology. There is no assurance that we would be able to continue to improve on the technology we have developed thus far, potentially slowing down our future commercialization and financing efforts.

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

COVID-19 and its current extraordinary impact on the world economy has reduced oil consumption globally, decreasing crude oil prices, to levels not seen since the early 1980’s. The economics of GTL conversion rely in part on the arbitrage between oil and natural gas prices, with economic models for many producers, including our own models, using a range of $30-60/bbl (for WTI or Brent Crude as listed daily on the Nymex and ICE commodities exchanges) to determine relative profitability of their GTL operations. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. The Company continues to monitor the impact of the COVID-19 outbreak closely. The extent to which the COVID-19 outbreak will impact our operations, the operations of OPMGE and/or ability to obtain financing or future financial results is uncertain.

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

We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2020, we had $5,558,801 of total accrued current liabilities and $3,298,272 of current debt (net of debt discounts totaling $13,153), bearing an average cash interest of 17.8% per year when current and 18% default interest when any such loans are not current. As of the date of this Form 10-K, we are in default of loans totaling $691,667, of which $525,000, is in the form of a 3-year interest-only note payable, due in July 2022. For more details on our indebtedness, please see Notes 5 and 6 of our Financial Statements.

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

Our principal office is 1521 North Cooper St., Suite 205, Arlington, Texas 76011, leased at a rate of $949 per month, plus the cost of utilities, which is generally less than $100.00 per month. We believe these facilities are adequate for at least the next 12 months. We expect that we could locate to other suitable facilities at comparable rates, should we need more or less space.

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

Fiscal 2019 Quarter Ended:	High	Low
March 31, 2019	$0.08	$0.05
June 30, 2019	$0.08	$0.05
September 30, 2019	$0.17	$0.06
December 31, 2019	$0.12	$0.08

Fiscal 2020 Quarter Ended:
March 31, 2020	$0.11	$0.04
June 30, 2020	$0.06	$0.03
September 30, 2020	$0.04	$0.02
December 31, 2020	$0.02	$0.01

As of March 31, 2021, we had 336,468,075 shares of Common Stock outstanding. Our shares of Common Stock are held by 510 Shareholders of record. The number of Shareholders of record was determined from the records of our transfer agent, Transfer Online, Inc. (our “Transfer Agent”), and does not include beneficial owners of our Common Stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. The mailing address our Transfer Agent is 512 SE Salmon Street, 2nd Floor, Portland, Oregon 97214, and its telephone number is (503) 227-2950.

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

Unregistered Sales of Equity Securities

For the year ended December 31, 2020, we issued 38,619,398 shares of the Company’s common stock, including 23,746,266 for shares related to loan conversion, 2,044,017 shares of restricted common stock for costs related to Promissory Notes the Company executed in 2020 in favor of Mabert LLC; 529,711 shares issued for settlement of accrued legal expenses; 7,000,000 shares for employee stock compensation and 4,441,667 through private sales to accredited investors.

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

All of the above-described accredited investors who received shares of our Common Stock were provided with access to our filings with the SEC, including the following: information: (i) contained in our annual report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 2019; and (ii) contained in any reports or documents required to be filed by us under Sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act, since the distribution or filing of the reports specified above. In addition, such investors received a description of securities being offered for sale, and any material changes to our affairs that were not disclosed in the other documents furnished.

Item 6.	Selected Financial Data.

We are a smaller reporting company; as a result, we are not required to report selected financial data disclosures as required by Item 301 of Regulation S-K promulgated under the Exchange Act (“Regulation S-K”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2020 and 2019 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-K and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

On December 8, 2020, the Company announced an exclusive worldwide patent licensing agreement with the University of Texas at Arlington (UTA) for all patent applications currently filed with the Patent and Trademark Office relating to GWTI’s natural gas reforming technologies developed under its sponsored research agreement with UTA.

On December 15, 2020, the Company announced additional information regarding valuable outputs produced by the company’s proprietary G-Reformer™ catalyst reactor and Fischer-Tropsch (FT) technology which combine to form the “Greer-Wright” GTL solution. Originally developed to convert natural gas into ultra-clean synthetic fuel, recent research and development activity has shown that the technology can also allow the extraction of high-value chemicals and alcohols. The chemical outputs include n-Hexane, n-Heptane, n-Octane, n-Decane, n-Dodecane, and n-Tridecane. Alcohols produced include ethanol and methanol. The company has identified worldwide industrial demand for these outputs which will significantly improve the economic return on investment (ROI) of GTL plants that are based on GWTI’s technology. GWTI is a development-stage company with plans to continue its unique and patented technology.

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

Going Concern

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 14, 2021, which is included with our consolidated Financial Statements and raises substantial doubt about our ability to continue as a going concern.

	2020	2019
Net loss	$(2,541,972)	$(3,661,245)
Cash flow (negative) from operations	(686,032)	(1,302,528)
Negative working capital	(8,844,210)	(6,364,485)
Stockholders’ deficit	(8,844,210)	(6,889,485)

As of December 31, 2020, we had total liabilities in excess of assets by $8,844,210. Also, during the year ended December 31, 2020, we used net cash of $686,032 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our ability to achieve profitability will depend upon our ability to finance, manufacture, and market/operate GTL units. Our growth is dependent on attaining profit from our operations and our raising additional capital either through the sale of our Common Stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit. We will be unable to pay our obligations in the normal course of business or service our debt in a timely manner throughout 2021 without raising additional debt or equity capital. There can be no assurance that we will raise additional debt or equity capital.

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

Results of Operations

For Year Ended December 31, 2020 as Compared to Year Ended December 31, 2019:

We had no revenues for consolidated operations for the years ended December 31, 2020 and 2019. We reported consolidated net losses during the years ended December 31, 2020 and 2019 of $2,541,972 and $3,661,245, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the years ended December 31, 2020, and December 31, 2019:

	2020	2019
General and administrative	$1,341,512	$1,988,111
Research and development	$30,000	$441,320

Gain/(loss) on change in fair value of derivatives	$62,645	$(64,899)
Accrued interest expense (including related parties)	$(769,170)	$(443,760)
Settlement gain/ (loss) – loan agreement	$(17,881)	$39,220
Loss on settlement related to legal matters	$-	$(765,000)
Gain on settlement of accounts payable	$809	$-
Convertible debt derivative expense	$(33,978)	$-
Reserve for equity method investment receivable	$(412,885)	$-
Other miscellaneous income	$-	$2,625

Operating Expenses. During the year ended December 31, 2020, operating expenses decreased to $1,371,512, as compared to $2,429,431 for the year ended December 31, 2019. The decrease was due primarily to a $490,923 decrease in salaries and a $270,621 decrease in legal expense in 2020 compared to the same period in 2019. Major operating expense categories consisted of the following:

Salaries. During the year ended December 31, 2020, total salaries decreased to $530,000 as compared to $1,020,923 for the year ended December 31, 2019. The decrease primarily reflects certain consultants becoming employees during 2019, which resulted in non-cash stock compensation expense of $420,000 in 2019, compared to $0 2020.

Consulting Fees. During the year ended December 31, 2020, consulting expense increased to $332,961, as compared to $251,377 for the year ended December 31, 2019. The increase was primarily due to an increase in reliance on the use of consultants for the development and production of the Company’s GTL technologies during 2020.

Professional Fees. During the year ended December 31, 2020, professional fees decreased to $0, as compared to $6,292 for the year ended December 31, 2109. Professional fees decreased due to elimination of certain prior vendors.

Travel Expenses. During the year ended December 31, 2020, travel expenses increased to $18,487, as compared to $11,120 in the year ended December 31, 2019. The increase in travel expenses was due to increased air travel during the first quarter of 2020.

Legal Expenses. During the year ended December 31, 2020, legal expenses decreased to $206,796, as compared to $477,417 in the year ended December 31, 2019. The decrease in legal fees was due primarily to additional work completed in 2019 related to the dissident Shareholder actions and settlement of various matters compared to 2020.

Research and Development Costs. During the year ended December 31, 2020, research and development costs decreased to $30,000, as compared to $441,320 in the year ended December 31, 2019. The change was primarily due to the completion of the final stage of the last Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington for development of the Company’s G-Reformer unit.

Interest Expense. During the year ended December 31, 2020, interest expense increased to $769,170, including interest to related parties of $562,890, as compared to $443,760 for the year ended December 31, 2019. The increase was primarily due to the increase in borrowings to fund operations and in the amortization of discounts on new convertible notes payable executed during the period.

Change in Fair Value of Derivative Liability and Derivative Expenses. During the year ended December 31, 2020, we recorded a gain on the fair value of derivatives of $62,645, as compared to a loss of $64,899 for the year ended December 31, 2019. The change was due to the execution of the convertible notes payable in the first quarter, and the related changes under the derivative value calculations using the Cox, Ross & Rubinstein Binomial Tree model method, as well as the conversions of the convertible notes to equity which were completed during the fourth quarter of 2020.

Loss from Operations. Our net loss from operations decreased to $1,371,512 in the year ended December 31, 2020, as compared to $2,429,431 for the year ended December 31, 2019. The decrease was due primarily to the Company incurring $30,000 Research and Development expenses for the 2020 period, as compared to $441,320 for the same period of 2019; as well as a $490,923 decrease in salary expense for the 2020 period as compared to the same period in 2019.

Net Loss. Our consolidated net loss decreased to $2,541,972, or a negative $0.01 per basic and diluted earnings share for the year ended December 31, 2020, as compared to $3,661,245, or a negative $0.01 per basic and diluted earnings share for the same period ended 2019. The decrease was primarily due to the decrease in Research and Development expenses, salary expenses and a non-recurring settlement expense of $765,000 during the period ended December 31, 2019. The weighted-average number of shares of Common Stock used in the earnings per share for the basic and dilutive computation was 312,854,191 for the year ended December 31, 2020, and 291,502,726 for the year ended December 31, 2019.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. We had $1,628 in cash, total assets of $12,863, and total liabilities of $8,857,073 as of December 31, 2020. Total accumulated deficit at December 31, 2020, was ($33,021,801).

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between December 31, 2020, and December 31, 2019:

			$	%
	2020	2019	Change	Change

Cash	$1,628	$16,043	$(14,415)	-90%
Total current assets	$12,863	$428,890	$416,027	-97%
Total assets	$12,863	$428,890	$416,027	-97%
Accounts payable and accrued liabilities	$4,908,321	$4,136,570	$771,751	19%
Notes payable and accrued interest	$3,948,752	$2,656,805	$1,291,947	49%
Total current liabilities	$8,857,073	$6,793,375	$2,063,698	30%
Total long-term debt	$0	$525,000	$(525,000)	-100%
Total liabilities	$8,857,073	$7,318,375	$1,538,698	21%

We are exploring various means to increase our working capital, including completing additional private stock sales and entering new debt instruments. In January 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with PowerUp Lending Group, Ltd., a Virginia corporation (“PowerUp”), that specializes in making funding commitments to small-cap public companies. PowerUp had agreed to provide up to $1,000,000 to us over a twelve (12) month period, subject to period determined stock price and trading attributes, and we borrowed $171,000 during the first quarter of 2020 under this from of Purchase Agreement. During the third and fourth quarters of 2020, the lenders converted the outstanding convertible notes to equity.

Operating Activities

Net cash used in operating activities during the year ended December 31, 2020, was $686,032, as compared to $1,302,528 for the year ended December 31, 2019.

Investing activities

Net cash used in investing activities for the year ending December 31, 2020 was $25,000, as compared to $387,847 for the year ended December 31, 2019, which consisted of advances made to OPMGE for deposits on a piece of specialized commercial equipment required to convert the Wharton, TX manufacturing facility for use of our GTL technology.

Financing Activities

Net cash provided by financing activities was $696,617 for the year ended December 31, 2020, comprised of $155,000 in sales of our Common Stock, $171,000 in proceeds from convertible notes payable, $215,609 in proceeds from Notes – Related Parties, $270,008 received from Shareholder (Director) advances, less $115,000 of payments on notes payable related to legal settlements.

Net cash provided by financing activities was $1,633,207 for the year ended December 31, 2019, comprised of $360,000 in sales of our Common Stock, $1,302,188 in proceeds from Notes – Related Parties, $51,019 received from Shareholder (Director) advances, less $80,000 of payments on notes payable related to legal settlements.

Our accompanying Financial Statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization. As shown in the accompanying Financial Statements, we have incurred an accumulated deficit of $33,021,801 and $30,479,829 as of December 31, 2020, and 2019, respectively. Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Commitments

Capital Expenditures

The last funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the prior SOW. As we move into the testing and commercialization phase of our GTL technology, we plan to update and enter into a new SOW with UTA for periods in 2021. This is anticipated to entail a financial commitment of approximately $257,000 for a full twelve-month research cycle, which we have been told can be payable in four equal installments of $64,250. However, we shall only execute such new SOW and notice UTA to start such work when we have funds available to make such payments. As described elsewhere herein this Report, we are working to raise sufficient capital to enter such new SOW, including from private stock sales, additional debt and payment from of our receivable with OPMGE. There is no assurance that we will be able to raise sufficient funds to enter into such new SOW.

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with Raymond Wright, for the position of president of GIE, for a term of five years with compensation of $90,000 per year. In September 2014, Mr. Wright’s employment agreement was amended to increase his annual pay to $180,000. By its terms, Mr. Wright’s employment agreement automatically renewed on August 12, 2019 and 2020, for a successive one-year periods. During the twelve-months ended December 31, 2020, we paid and/or accrued a total of $180,000 for this fiscal year under the terms of the agreement. Mr. Wright is also the chairman of our Board of Directors.

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

Mr. Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Upon his resignation, we agreed to pay the balance of his Employment Agreement then due and owing over time. Accordingly, we accrued $110,084 for the balance of his Employment Agreement, against which we have paid $35,000, leaving a balance remaining of $75,084 for the year ending December 2020. In addition, Mr. Olynick had previously entered into a consulting agreement (the “Olynick Agreement”) to provide general advisory services with us on April 18, 2019, and which included terms for payment of billable time at $40.00 per hour, plus approved expenses. The Olynick Agreement was terminated when Mr. Olynick became President of the Company on May 10, 2018. We have accrued $24,710 in expenses related to such prior consulting agreement expenses. See Exhibit 10.42 incorporated by reference herein.

Effective April 1, 2019, we entered into an employment agreement with Thomas Phillips, Vice President of Operations, for a term of 12 months with compensation of $120,000 per year. Mr. Phillips reports to the President of GIE. Pursuant to his employment agreement, Mr. Phillips is entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, with such shares having been issued in February 2020. In addition, Mr. Phillips resigned from the Company effective December 15, 2020. The foregoing summary of the Mr. Phillips’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreement by and between Thomas Phillips and our Company, dated April 1, 2019, a copy of which is filed as Exhibit 10.53 to this Form 10-K and incorporated by reference herein.

Effective April 1, 2019, we entered into an employment agreement with Ryan Turner for a term of twelve (12) months with compensation of $80,000 per year, to manage our business development and investor relations. Mr. Turner reports to the President of Greenway Technologies and is entitled to a no-cost grant of common stock equal to 2,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, valued at $.06 per share, or $150,000, which we expensed as of the effective date of the agreement. Mr. Turner is also entitled to certain additional stock grants based on our performance during the term of his employment and to participate in our benefit plans, when and if such plans become available. The foregoing summary of the Mr. Turner’s employment agreement is qualified in its entirety by its reference to the actual true and correct Employment Agreement by and between Ryan Turner and our Company, dated April 1, 2019, a copy of which is filed as Exhibit 10.58 to this Form 10-K and incorporated by reference herein.

Consulting Agreements

On September 7, 2018, Wildcat, a company controlled by Shareholder Marshall Gleason, filed suit against us alleging claims arising from the Gleason Agreement, seeking to recover monetary damages, interest, court costs, and attorney’s fees. In a separate lawsuit, Wildcat filed suit claiming that the Company breached that certain Promissory Note dated on or about November 13, 2017, entered into between Wildcat as lender and Greenway as borrower, and as a result Wildcat initiated an action in County Court at Law No. 2 of Tarrant County, Texas, Cause No. 2018-006416-2. On March 6, 2019, we entered into a Rule 11 Agreement with Gleason settling both disputes, a copy of which is filed as Exhibit 10.52 to this Form 10-K and incorporated by reference. Pursuant to the Rule 11 Agreement, the parties agreed to abate both cases until the earlier of a default of the performance of the Rule 11 Agreement or October 30, 2019, whichever be sooner. The Rule 11 Agreement provided that if we timely performed through October 15, 2019, the parties would file a joint motion for dismissal and present agreed orders of dismissal with prejudice for both lawsuits. The Company performed in all regards under the Rule 11 Agreement, however Gleason refused to sign the Wildcat Settlement Agreement at the point of the Company’s having performed its obligations. The parties’ respective counsels then mutually agreed to extend the original October 30, 2019 settlement date until at least the end of the year while the parties waited for Gleason’s signature. Gleason signed the Compromise Settlement and Release Agreement on February 4, 2020, and all litigation was dismissed by the Court on February 25, 2020. A copy of the Dismissal is incorporated by reference as Exhibit 10.59. Note 11 – Commitments and Contingencies to our Financial Statements.

Paul Alfano, a director and greater than five percent (5%) shareholder entered into a consulting agreement with us on April 19, 2018 via Alfano Consulting Services (the “Alfano Agreement”), to provide board and senior management advice, including but not limited to corporate strategy, SEC regulatory adherence, sales and marketing strategies, document and presentation preparation and fund-raising support. Terms included payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. A copy is available by Exhibit 10.44 incorporated by reference herein. The Alfano Agreement was terminated when Mr. Alfano became a director on June 26, 2019. The Company has accrued Consulting Fees and Expenses of $111,858 for all prior periods through the year ending December 31, 2020. There is no payment schedule agreed to by the parties, and such accrued expenses will be paid only when the Company has sufficient liquidity to make such payment, or unless or until the parties agree to some other form of payment provision.

On October 19, 2020, the Company entered into a management consulting services agreement with Dean Goekel (the “Goekel Agreement” via “Analytical Professionals”), to manage engineering and vendor relationships, assist in defining the design and cost of certain capital equipment and to manage the direction of research, development and other related engineering activities. Mr. Goekel will also support the Company’s ongoing business operations, including assistance in commercialization and market implementation, strategic planning and other services. The agreed upon start date under the agreement is July 1, 2020 and the minimum engagement term was for six (6) months. After the initial term the agreement automatically renews for subsequent six (6) month terms unless the Company or Mr. Goekel terminates the agreement. Under the agreement, in exchange for Mr. Goekel’s services he will receive a minimum monthly fee of $10,000 per month in deferred compensation until such time that adequate funds are available for payment. As of December 31, 2020, we have accrued $60,000 in compensation expense related to this agreement. Additionally, under the agreement Mr. Goekel was issued stock warrants for 3,000,000 shares at a strike price of $0.03 per share effective July 1, 2020 and expiring on June 30, 2022. The Company recognized valued and recognized compensation expense related to these warrants of $25,137 for the year ended December 31, 2020. After meeting certain deliverables set forth in the agreement, Mr. Goekel will be issued stock warrants for 1,000,000 shares at a strike price that is an average of the stock price for the 90 days that the deliverables have been met.

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

Mining Leases

We have a minimum commitment during 2020 of approximately $11,880 for our annual lease maintenance fees due to Bureau of Land Management (“BLM”) for the Arizona Property with such payment completed by the Company on August 31, 2020. There is no actual lease agreement with the BLM, but we file an annual maintenance fee form and pay fees to the BLM to hold our claims. The next payment will be due on September 1, 2021.

Financing

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the year ended December 31, 2020, we received $393,702 in related party loans from Mabert, acting as agent for various lenders to the Company. See also Note 5 – Term Notes Payable and Notes Payable Related Parties to our Financial Statements.

As of December 31, 2020, we received $142,934 in cash and payment advances from our director, Kevin Jones, a greater than 5% shareholder which has been accrued as “Advances - related parties” for the period.

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

Third-party financing

We have also received loans from external lenders. In January 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with PowerUp Lending Group, Ltd., a Virginia corporation (“PowerUp”), that specializes in making funding commitments to small-cap public companies. PowerUp agreed to provide up to $1,000,000 to us over a twelve (12) month period, subject to period determined stock price and trading attributes, and we received $171,000 during the first quarter of 2020 under this from of Purchase Agreement. As of the period ending December 31, 2020, PowerUp has converted their notes payable to shares issued. The Purchase Agreement contains customary representations and warranties, covenants, and conditions to closing. The foregoing description of the Purchase Agreement and the Notes do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement and the Notes, which are filed herewith as Exhibits 10.63 - 10.66, respectively, and incorporated herein by reference. See Note 6 – Notes Payable and Convertible Notes Payable to our Financial Statements.

On November 11, 2020, the Company issued 2,000,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to an accredited investor, for $20,000, or $0.01 per share.

On November 17, 2020, the Company issued 800,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to an accredited investor, for $40,000, or $0.05 per share.

On November 17, 2020, the Company issued 666,667 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to an accredited investor, for $20,000, or $0.03 per share.

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

On July 25, 2019, a Trustee for the Greer Trust sent notice to the Company of their election to convert all unpaid principal and accrued interest of $183,220 due under the Greer Note. The conversion price as calculated according to the Note’s terms was $0.0469 per share, resulting in a conversion of the Note and accrued interest into 3,906,610 shares of the Company’s common stock. These shares were issued in the first quarter of 2020. See Note 6 – Notes Payable and Convertible Notes Payable to our Financial Statements.

On December 20, 2018, the Company issued a convertible promissory note for $166,667, payable by December 20, 2020. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 – Notes Payable and Convertible Notes Payable to our Financial Statements.

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

Off-Balance Sheet Arrangements

During the year ended December 2019, we entered into a revenue interest research and development venture with Mabert and an employee, Tom Phillips, OPMGE. We account for our participation under the Equity Method, as further defined herein below, whereby we may be subject to future gains and losses that are reasonably likely to have an effect on our reported results of operations and liquidity. We are not required to invest, participate in any of the ongoing costs, financing or capital expenditures made by OPMGE. Since inception of this arrangement, we have advanced a total of $412,885 to OPMGE, and accordingly, had accrued a receivable from OPMGE. We have evaluated this receivable and have determine that collectability is uncertain. Accordingly, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of December 31, 2020. Since this was a receivable and not an investment in OPMGE, this allowance expense was included as a reserve for equity method receivable investment in the statement of operations as of December 31, 2020.

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

Equity Method Investment

On August 29, 2019, we entered into a research and development venture, OPMGE, with Mabert and an employee, Tom Phillips. We contributed a limited license to use our proprietary and patented GTL technology and a working G-Reformer refractory unit, for no actual cost basis, in exchange for 300 membership units in OPMGE, equating to an approximately a 42.8% current interest in OPMGE, pending the expected issuance of an additional 300 membership units, equating to a net 30% ownership interest in OPMGE at that time. There was not previously and is no book or asset value attributed to the contributed technology. We evaluated our interest in OPMGE and determined that we do not control OPMGE. We account for our interest in OPMGE via the equity method of accounting. To our knowledge, at December 31, 2020, OPMGE had no material business activity as of such date. As described in “Note 9 – Related Party Transactions” to our Financial Statements herein below, we maintain a related party receivable from OPMGE related to advances made to assist in certain capital expenditures. As of December 31, 2020, the Company has fully reserved the full amount of this equity method receivable with OPMGE.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 3-months or less to be cash equivalents. There were no cash equivalents at December 31, 2020, or December 31, 2019. Unless otherwise indicated, all references to “dollars” in this Form 10-K are to U.S. dollars.

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

Net Loss per Share, Basic and Diluted

We have adopted Accounting Standards Codification Subtopic 260-10, Earnings per Share, specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. In 2020, shares of Common Stock issuable upon the exercise of warrants (7,000,000), shares of Common Stock convertible for debt (0) and shares of Common Stock outstanding but not yet issued (537,762) have been excluded as a Common Stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

Subsequent Events

On August 15, 2019, the Company issued a note to Southwest Capital Funding, Ltd. The note was issued in connection with a settlement agreement relating to a guarantee by the Company of a note payable to Southwest Capital Funding, Ltd. The note is in the amount of $525,000. Under its terms, interest is payable semiannually and the principal is due on August 15, 2022. Since the note was issued, two semiannual payments of interest have been paid. The third was due on February 15, 2021. The Company has not paid that payment, which resulted in a default on the loan.

In February 2021, the Company was issued Patent 10,907,104, the fourth patent relating to the company’s proprietary G-Reformer™ technology which allows for the conversion of natural gas into synthesis gas. The newly issued patent extends the methods and details of generating syngas using the apparatus described in a previously issued patent No. 10,633,594, the company’s third patent. As described in the patent, methane, oxygen, and steam are continuously injected into the combustion section of the apparatus to generate carbon monoxide along with unreacted methane and steam. The carbon monoxide, unreacted methane, and steam then enter the catalyst chamber where these components react to generate syngas. The pressure inside the reaction vessel is controlled at no higher than 5 psig.

Through the period ended March 31, 2021, we received $142,934 in cash and payment advances from Kevin Jones, a director and greater than 5% shareholder. Such advances and any further advances received will be accrued as “Advances - related parties” in the period received.

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

In the year ending December 31, 2020, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer, have concluded that as of December 31, 2020, our internal control over financial reporting was ineffective.

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

As of December 31, 2020, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of December 31, 2020, our internal control over financial reporting was ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the year ended December 31, 2020, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director
Raymond Wright	84	Chairman of the Board, President of GIE, and Director	2016
Ransom Jones	72	Director, Chief Financial Officer, Secretary and Treasurer	2016
Kevin Jones	56	Director	2016
Kent Harer	64	Director and President	2017
Paul Alfano	65	Director (Independent)	2019
Michael Wykrent	77	Director (Independent)	2019

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

Summary of Cash and Certain Other Compensation

At present, we have three executive officers, Messrs. Wright, Harer and R. Jones.

Summary Compensation Table

The following table sets forth the compensation for our named executive officers for each of the two completed fiscal years ended December 31, 2020, and December 31, 2019:

Officers Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equiy Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Ray Wright (1)	2019	180,000	-	-	-	-	-	-	180,000
	2020	180,000	-	-	-	-	-	-	180,000
Kent Harer (2)	2019	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-
Ransom Jones (3)	2019	120,000	35,000	-	-	-	-	-	155,000
	2020	120,000	35,000	-	-	-	-	-	155,000
Tom Phillips (4)	2019	120,000	-	270,000	-	-	-	-	390,000
	2020	115,000	-	-	-	-	-	-	115,000
John Olynick (5)	2019	75,084	35,000	-	-	-	-	-	110,084

(1)	Mr. Wright was named President of GIE in 2012, then elected as corporate secretary and Treasurer on January 4, 2017. On January 4, 2017, Mr. Wright received 10,000,000 shares of our Common Stock valued at $0.14 per share. Mr. Wright resigned as corporate secretary on June 22, 2018, after being elected Chairman of our Board of Directors.
(2)	Mr. Harer was appointed interim President upon the resignation and departure of John Olynick in July 2019. Mr. Harer has not taken a salary or any other form of compensation since his appointment. Mr. Harer does not have an employment agreement and serves at the pleasure of our Board of Directors.
(3)	Mr. Jones was interim chief executive officer, effective January 14, 2016, and president from August 4, 2016, through April 24, 2017. On January 4, 2017, Mr. Jones received 3,500,000 shares of our Common Stock valued at $0.14 per share. On October 2, 2016, Mr. Jones received 375,000 shares of our Common Stock valued at $0.10 per share. Mr. Jones was hired as Chief Financial Officer and Secretary on May 10, 2018 and received 250,000 shares of our Common Stock valued at $0.10 per share as a component of his employment agreement.
(4)	Mr. Phillips entered into an employment agreement with our Company effective January 1, 2019, as Vice President of Operations, reporting to the President of GIE, for a term of 15 months with compensation of $120,000 per year. The agreement automatically renews for successive 1-year periods. Phillips also received a no-cost grant of 4,500,000 shares of our Common Stock, such shares were issued in February 2020. On December 15, 2020, Mr. Phillips resigned from the Company.
(5)	Mr. Olynick was hired as president on May 10, 2018 and received 250,000 shares of our Common Stock valued at $0.10 per share as a component of his employment agreement. Olynick resigned in July 2019 and is being paid the balance of his contract over time.

Stock awards during the year ended December 31, 2020 were made according to the aggregate date fair value computed in accordance with FASB ASC Topic 718, with such grants being valued as of the closing price of the Company’s stock on effective date of the agreements underlying such grants.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for three of our four named executive officers as of the end of our last completed fiscal year, December 31, 2020. Mr. Phillips was entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, with such shares issued after the year ending December 2019 in February 2020.

Director Compensation

Currently, our directors receive no compensation for their participation on our board, board committees or other activities related to the Company. There are no plans by the directors pay retirement benefits to directors or executive officers.

Executive Compensation

Three of our named executives, Ray Wright, Ransom Jones and Tom Phillips have Employment Agreements. Kent Harer, who is a director and is currently serving as our interim President, does not have an employment agreement and receives no compensation for his management roles and responsibilities. Mr. Harer has agreed to this arrangement until a new chief executive is hired by us. Ray Wright and Ransom Jones each have employment that automatically renew each calendar year, unless a party provides notice of non-renewal before sixty (6) days before each annual period’s end. Mr. Phillips resigned effective December 15, 2020. In addition, each employment agreement provides for payment of the respective executive’s contracted remaining compensation for termination without cause. Mr. Jones was provided with 250,000 shares at the inception of his agreement, and he is due a bonus of $35,000 each year he is employed by us. Mr. Phillips received a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, with such shares issued in February 2020. There were no changes to any of the named executives’ duties as described by their respective employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Securities Beneficial Ownership Table

The following table presents information regarding the beneficial ownership of all shares of our Common Stock as of December 31, 2020:

Beneficial Ownership Table

Directors and Named Executive Officers (12)	Shares of Common Stock Beneficially Owned (1)
	Number	Percent
Paul Alfano(2)	23,250,000	6.9%
Kent Harer (6)	4,060,000	1.2%
Kevin Jones (4)	22,390,000	6.7%
Ransom Jones (7)	4,181,867	1.2%
Raymond Wright (5)	17,500,000	5.2%
Michael Wykrent (8)	11,020,000	3.3%
Thomas Phillips (9)	5,350,000	1.6%

All current Directors and Named Executive Officers as a group	87,751,867	26.2%
(7 persons) (10)
John Olynick (11)	250,000	0.1%
		0.0%
5% or Greater Stockholders
Paul Alfano (2)	23,250,000	6.9%
Richard Halden (3)	17,205,911	5.1%
Kevin Jones (4)	22,390,000	6.7%
Raymond Wright (5)	17,500,000	5.2%

1)	Applicable percentages are based on 335,268,075 shares of Common Stock outstanding as of December 31, 2020. Beneficial ownership is determined by rules promulgated by the SEC and generally includes voting or investment power with respect to securities. Common Stock underlying options, warrants, and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of year end are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the individuals named in the table has sole voting and investment power with respect to the Common Stock indicated as beneficially owned by such individual. The table includes Common Stock and options, warrants, and convertible notes exercisable or convertible into Common Stock that are either vested or may vest within 60 days of year end.

2)	Paul Alfano. Mr. Alfano is an independent director and greater than 5% Shareholder.

3)	Richard Halden. Mr. Halden is a greater than 5% Shareholder. The total number of shares shown includes Common Stock Halden beneficially owns through various entities and through a spousal interest, as reported by Halden on his most recent Form 4 filed on July 27, 2015. At year-end 2019, Halden was also the beneficial owner of certain securities convertible into Common Stock, including: (a) 2,000,000, 3-year term warrants pursuant to a Severance and Release Agreement by and between the Company and Halden, dated February 1, 2017, since expired without conversion (see Exhibit 10.30 incorporated herein by reference), and (b) 2,083,333 shares pursuant to a Subordinated Convertible Promissory Note, dated December 20, 2017, by and between the Company and Tunstall Canyon Group, LLC, an entity controlled by Halden, filed as Exhibit 10.34 and incorporated herein by reference.

4)	Kevin Jones. Mr. Kevin Jones is a greater than 5% Shareholder and a director. Kevin Jones and Ransom Jones are brothers. Mr. K. Jones has sole voting and dispositive power with respect to 7,014,887 Shares. In addition, the amount of Common Stock beneficially owned by Mr. K. Jones includes: (a) 4,875,000 Shares held by Mabert, in which Mr. K. Jones has an ownership interest and for which he serves as a manager; (b) 8,500,000 Shares owned by Mr. K. Jones’s late spouse, Ms. Christine Earley, in which Mr. K. Jones has a spousal interest; and (c) 1,867,843 Shares issuable to Mr. K. Jones pursuant to that certain Loan Agreement by and between Mabert and the Company, dated September 14, 2018, filed as Exhibit 10.49 to the Company’s Form 10-K/A, filed with the SEC on May 13, 2019.

5)	Raymond Wright. Mr. Wright is a greater than 5% Shareholder, the chairman of our Board of Directors, and president of GIE our wholly owned subsidiary.

6)	Kent Harer. Mr. Harer is a director and our acting president, making him a named executive officer. The Common Stock beneficially owned by Mr. Harer are those shares immediately issuable upon Mr. Harer’s exercise of a Stock Purchase Warrant, dated January 8, 2018, by and between our Company and Mr. Harer, filed as Exhibit 10.37, and incorporated by reference herein.

7)	Ransom Jones. Mr. Ransom Jones is a director and our chief financial officer, secretary and treasurer, making him a named executive officer. Mr. Jones has sole voting and dispositive power with respect to 250,000 shares of Common Stock. In addition, the amount of Common Stock beneficially owned by Mr. Jones includes 4,500,000 shares owned by Mr. Jones’s spouse, Ms. Jan Jones, in which Mr. Jones has a spousal interest. Ransom Jones and Kevin Jones are brothers.

8)	Michael Wykrent. Mr. Wykrent is an independent director.

9)	Thomas Phillips. Mr. Phillips was our Vice President of Operations until he resigned on December 15, 2020, and he received more than $100,000 in annual compensation, making him a named executive officer. Mr. Phillips was also issued agrant of 4,500,000 shares of our Common Stock during February 2020.

10)	All current directors and named executive officers as a group. This ownership includes only the ownership of our current named executive officers and directors.

11)	John Olynick. Mr. Olynick served as our president from May 10, 2018, to July 19, 2019.

12)	Unless otherwise indicated, the address for each of these shareholders is c/o Greenway Technologies, Inc., at 1521 N. Cooper Street, Suite 205, Arlington, TX 76011.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

●	The operation of which may at a subsequent date result in a change in control of the registrant; or

●	With respect to the election of directors or other matters.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Other than as stated herein, there are no other agreements with any of our officers and directors.

After approval given during a properly called special meeting of the Board of Directors, on September 14, 2018, Mabert, which is owned and controlled by our director and Shareholder, Kevin Jones, and his late wife Christine Early, entered into a loan agreement with us (the “Loan Agreement”), for the purpose of funding working capital and general corporate expenses of up to $1,500,000 (the “Loan Amount”). With Board of Directors consent, the Loan Amount was subsequently increased to provide up to a total $5,000,000 of availability under the Loan Agreement for us. The Company’s bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones did not vote on this transaction.

Mr. Jones, his late wife and Mabert have loaned a total $1,751,324 to the Company and six other Shareholders have loaned the balance of $660,281, pursuant to the Loan Agreement, through the year ending December 31, 2020. These loans are secured by the assets of our Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the Loan Agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by Mabert on behalf of the lenders party to the Loan Agreement. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the Loan Agreement. Mabert did not nor will it receive cash compensation for its efforts.

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

Mr. Paul Alfano, a director, was contracted as a consultant by the Company in April 2018 prior to his being elected as a director of the Company, thereupon such consulting contract was terminated. In his consulting role, Mr. Alfano’s total fees never exceeded $120,000 for any prior period. We have accrued a total $111,858 for the fees and expenses that were remaining under his consulting agreement at the time Mr. Alfano was elected as a non-executive director. At the current time, there is no specific timetable for repayment of such accrued expenses and we believe that Mr. Alfano remains an independent director, despite having these accrued prior consulting expenses, which, in the opinion of the Company’s Board of Directors, would not interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.

One director, Kevin Jones made advances of $142,934 to us in the fourth quarter of 2020, in cash amounts and non-reimbursed payment for services. Although we expect to repay such advances during fiscal year 2021, actual repayment of such advances is subject to an indefinite timeframe due to our financial condition and circumstances, and each director recognizes that we may not be able to make such repayments on a timely basis.

Director Kevin Jones, through Mabert, acquired a non-operational GTL plant in Wharton, TX in July 2019, and contributed it form a joint venture with us in August 2019, which included a separate interest for one of our former key employees, Tom Phillips, who owns a 10% revenue interest, in OPMGE. We agreed to contribute a limited license to our proprietary technology and equipment, and also agreed to share Phillips and other Company personnel with OPMGE, in order for it to complete third party engineering certification.

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

The following table presents fees for professional services rendered by Assurance Dimensions (“Assurance”), our independent auditors for the audit of our financial statements for the years ended December 31, 2020, and December 31, 2019, respectively:

	2020	2019
Audit Fees	$34,963	$31,690
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$34,963	$31,690

Audit fees billed were for professional services rendered for the audit of our financial statements and review of our interim financial statements for the years ended December 31, 2020 and December 31, 2019.

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
Date: April 14, 2021.
	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Harer	Director, President	April 14, 2021
KENT HARER

/s/ Michael Wykrent	Director	April 14, 2021
MICHAEL WYKRENT

/s/ Ransom Jones	Director	April 14, 2021
RANSOM JONES

/s/ Kevin Jones	Director	April 14, 2021
KEVIN JONES

/s/ Paul Alfano	Director	April 14, 2021
PAUL ALFANO

/s/ Raymond Wright	Chairman, President of Greenway Innovative Energy, Inc.	April 14, 2021
RAYMOND WRIGHT

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Greenway Technologies, Inc. and Subsidiaries

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Greenway Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenway Technologies, Inc. and subsidiary (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss and net cash used in operating activities of approximately $2,542,000 and $686,000, respectively for the year ended of December 31, 2020 and a working capital deficit and accumulated deficit of approximately $8,844,000 and $33,022,000, respectively, at December 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Collectability of Note Receivable

Description of the Matter

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPMG Green Energy, LLC (OPMGE). The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remaining 300 of 1,000 member units available. Through the period ended December 31, 2020, the Company made advances to OPMGE of $412,885. In the event of default, the Company holds a second lien against the assets of OPMGE. The amount advanced was booked as a related party receivable by the Company. Given the uncertainty of collectability of this receivable, the Company has fully reserved the amount of this equity method receivable with OPMGE as of December 31, 2020.

How We Addressed the Matter in Our Audit

The primary procedure we performed to address this critical audit matter included evaluating OPMGE’s 2020 financial statements and management’s assessment of collectability of the note. We also obtained a copy of the security agreement and a commitment letter from the lender to determine the likelihood of collectability. Based on our procedures we agreed with management that the Note Receivable should have a valuation allowance.

We have served as the Company’s auditor since 2019.
Margate, Florida
April 14, 2021

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

GREENWAY TECHNOLOGIES, INC.
Consolidated Balance Sheets
As of December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019
Assets
Current Assets
Cash	$1,628	$16,043
Prepaid Expenses	11,235	25,000
Receivable - related party, net	-	387,847
Total Current Assets	12,863	428,890

Property & equipment, net	-	-

Total Assets	$12,863	$428,890

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$805,237	$772,680
Advances - related parties	142,934	51,019
Accrued severance expense	1,301,964	1,301,964
Accrued expenses	860,368	641,518
Accrued expenses - related parties	1,797,818	1,369,389
Accrued interest payable (includes related parties interest of $562,890 and $188,267 respectively)	650,480	256,962
Notes payable and convertible notes payable	886,667	476,667
Notes payable - related parties (Net of debt discount of $13,153 and $107,880 respectively)	2,411,605	1,923,176
Total Current Liabilities	8,857,073	6,793,375
Long Term Liabilities
Notes Payable - Southwest Capital	-	525,000
Total Long Term Liabilities	-	525,000
Total Liabilities	$8,857,073	$7,318,375

Commitments and contingencies (Note 11)

Stockholders’ Deficit
Common stock 500,000,000 shares authorized, par value $0.0001, 335,268,075 and 296,648,677 outstanding at December 31, 2020 and 2019, respectively Class B shares eliminated by vote at shareholders meeting on December 11, 2019.	$33,527	$30,153
Additional paid-in capital	24,123,925	22,710,632
Common stock to be issued	36,384	857,227
Subscription receivable - warrants	(16,245)	(7,668)
Accumulated deficit	(33,021,801)	(30,479,829)
Total Stockholders’ Deficit	(8,844,210)	(6,889,485)
Total Liabilities & Stockholder’s Deficit	$12,863	$428,890

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Consolidated Statements of Operations

For the years ended December 31, 2020 and 2019

	For the Years Ended December 31,
	2020	2019
Revenues	$-	$-
Expenses
General and administrative	1,341,512	1,988,111
Research and development	30,000	441,320
Total Expense	1,371,512	2,429,431

Operating loss	(1,371,512)	(2,429,431)

Other income (expenses)
Gain/(loss) on change in fair value of derivative	62,645	(64,899)
Interest expense	(769,170)	(443,760)
Settlement gain/ (loss) - loan agreement	(17,881)	39,220
Gain on settlement of accounts payable	809	-
Loss on settlement related to legal matters	-	(765,000)
Convertible debt derivative expense	(33,978)	-
Reserve for equity method investment receivable	(412,885)	-
Other miscellaneous income	-	2,625
Total other income / (expense)	(1,170,460)	(1,231,814)

Loss before income taxes	(2,541,972)	(3,661,245)
Provision for income taxes	-	-
Net loss	$(2,541,972)	$(3,661,245)

Net loss per share
Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic and diluted	312,854,191	291,502,726

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Deficit

For the years ended December 31, 2020 and 2019

Year ended December 31, 2020

	Common Stock, par value $0.0001		Additional	Common Stock
	Number of shares	Amount	paid-in capital	to be Issued	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2019	296,648,677	$30,153	$22,710,632	$857,227	$(7,668)	$(30,479,829)	$(6,889,485)
Shares issued for cashless Warrant conversions	857,737	86	8,491	-	(8,577)	-	-
Shares issued for Loan Conversion	23,746,266	2,376	641,214	(312,375)	-	-	331,215
Shares issued for Promissory Note Fees	1,460,260	146	124,706	(124,852)	-	-	-
Shares issued with Promissory Notes	227,571	23	3,313	-	-	-	3,336
Common stock issued	356,186	36	13,156	(13,192)	-	-	-
Shares to be issued for Promissory Note Fees	-	(33)	(25,450)	49,576	-	-	24,093
Shares to be issued for settlement of accrued legal expenses	529,711	53	31,550	-	-	-	31,603
Shares issued for stock-based compensation	7,000,000	700	461,300	(420,000)	-	-	42,000
Shares issued for Private Placement	4,441,667	444	154,556	-	-	-	155,000
Par value adjustment	-	(457)	457	-	-	-	-
Net loss for the year ended December 31, 2020	-	-	-	-	-	(2,541,972)	(2,541,972)
Balance, December 31, 2020	335,268,075	$33,527	$24,123,925	$36,384	$(16,245)	$(33,021,801)	$(8,844,210)

Year ended December 31, 2019

	Common Stock, par value $0.0001		Additional	Common Stock
	Number of shares	Amount	paid-in capital	to be Issued	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2018	286,703,915	$29,101	$22,100,087	$-	$-	$(26,818,584)	$(4,689,396)
Shares issued for Warrant conversions	766,667	76	7,592	-	(7,668)	-	-
Adjustment for incorrectly reported shares	(581,905)	-	-	-	-	-	-
Shares issued for Promissory Note Fees	810,000	81	43,848	-	-	-	43,929
Shares to be issued for Promissory Note Fees	-	-	-	124,852	-	-	124,852
Shares to be issued for Loan Conversion	-	-	-	312,375	-	-	312,375
Shares to be issued for stock-based compensation	-	-	-	420,000	-	-	420,000
Shares issued in Legal Settlements	2,500,000	250	199,750	-	-	-	200,000
Shares issued for Private Placement	6,450,000	645	359,355	-	-	-	360,000
Net loss for the year ended December 31, 2019	-	-	-	-	-	(3,661,245)	(3,661,245)
Balance, December 31, 2019	296,648,677	$30,153	$22,710,632	$857,227	$(7,668)	$(30,479,829)	$(6,889,485)

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(2,541,972)	$(3,661,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivatives	(62,645)	64,899
Amortization of debt discount	293,156	151,521
Derivative expense	33,978	-
Loss on legal settlements, net of cash payments	-	725,000
Stock based compensation	42,000	420,000
(Gain)/loss on settlement of debt	17,881	(39,220)
Gain on settlement of accounts payable	(809)	-
Bad debt expense	-	15,000
Reserve for equity method investment receivable	412,885	-
Changes in operating assets and liabilities:
Prepaid expense	13,765	(25,000)
Accrued expenses	1,105,798	752,684
Accounts payable	(69)	293,833
Net Cash Used in Operating Activities	(686,032)	(1,302,528)

Cash flows from investing activities:
Receivable - related parties	(25,000)	(387,847)
Net Cash Used in Investing Activities	(25,000)	(387,847)

Cash Flows from Financing Activities
Proceeds from notes payable - related parties	215,609	1,302,188
Proceeds from convertible notes payable	171,000	-
Payments on other notes payable	(115,000)	(80,000)
Proceeds from sale of common stock	155,000	360,000
Stockholder advances	270,008	51,019
Net Cash Provided by Financing Activities	696,617	1,633,207

Net Decrease in Cash	(14,415)	(57,168)
Cash Beginning of Year	16,043	73,211
Cash End of Year	$1,628	$16,043
Supplemental Disclosure of Cash Flow Information:
Cash Paid during the year for interest	$-	$46,452
Cash Paid during the year for taxes	$-	$-
Non-Cash investing and financing activities
New debt discount from convertible notes	$204,978	$-
Shares issued with promissory notes	$3,336	$-
Subscription receivables - warrants	$8,577	$(7,668)
Shares issued for promissory note fees	$24,093	$168,781
Conversion of stockholder advances – related parties to notes payable	$178,093	$-
Loan conversion (fair value of shares issued $643,590 and $312,375)	$171,000	$183,220
Shares issued for settlement of accrued legal settlements	$31,603	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

To facilitate the commercialization process, Greenway announced in August 2019 that it had entered into an agreement to partially own and operate an existing GTL plant located in Wharton, Texas. Originally acquired by Mabert, a company controlled by director, Kevin Jones, members include OPMGE (a company formed to facilitate the joint venture), Mabert and Tom Phillips, an employee of the Company. The Company’s involvement in the venture is intended to facilitate third-party certification of the Company’s G-Reformer technology, related equipment and technology. In addition, the Company anticipates that OPMGE’s operations will demonstrate that the G-Reformer is a commercially viable technology for producing syngas and marketable fuel products. As the first operating GTL plant to use Greenway’s proprietary reforming technology and equipment, the Wharton joint venture facility is initially expected to yield a minimum of 75 - 100 barrels per day of gasoline and diesel fuels from converted natural gas. To date, the Company has not raised sufficient funding to achieve the aforementioned objectives but continues to work toward that end.

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

Going Concern Uncertainties

The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2020, we have an accumulated deficit of $33,021,801. For the year ended December 31, 2020, we incurred a net loss of $2,541,972 and used $686,032 in net cash for operating activities. In addition, we had a working capital deficiency of $8,844,210 as of December 31, 2020. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources. Management believes that its current and future plans will enable it to continue as a going concern for the next twelve months from the date of this report.

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

Reclassification

In the current year, the Company reclassified settlement amounts previously presented in the Balance Sheets as “Accounts payable” to “Notes payable and convertible notes payable” and cash payments made related to the settlement as a change in accrued expenses in net cash used in operating activities to payments on other notes payable in net cash provided by financing activities. For comparative purposes, the amounts in the prior year have been reclassified to conform to current year presentations.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Accounting Standards Codification, ASC Topic 360, Property, Plant and Equipment. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized. There were no long-lived assets or impairment charges for the year ended December 31, 2020.

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

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPM Green Energy, LLC (OPMGE). The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remining 300 of 1,000 member units available. The Company evaluated its interest in OPMGE and determined that the Company does not control OPMGE. The Company accounts for its interest in OPMGE via the equity method of accounting. At December 31, 2020, there was no change in the investment cost of $0. At December 31, 2020, OPMGE had no material business activity as of such date. As described in Note 9, the Company maintains a Related Party receivable with OPMGE for $412,885 related to our advancing capital for certain of OPMGE’s capital expenditures that we believe are in the Company’s best interests. Due to the uncertainty of the collectability of the OPMGE receivable, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of December 31, 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include allowance for collectible receivables, derivative liability valuations, valuation of share-based costs, and deferred tax valuation allowances. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents. There were no cash equivalents at December 31, 2020 or December 31, 2019.

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

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Open tax years, subject to IRS examination include 2016 – 2020, with no corporate tax returns filed for the years ending 2016 to 2020.

Net Loss Per Share, basic and diluted

For the year ended December 31, 2020, the basic loss per share was computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding. For the year ended December 31, 2020, shares issuable upon the exercise of warrants (7,000,000), no shares convertible for debt and shares outstanding but not yet issued (537,762) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive. For the year ended December 2019, shares issuable upon the exercise of warrants (10,857,737), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (13,000,986) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company did not have any derivative liabilities as of December 31, 2020. During the year ended December 31, 2020, the Company entered into two convertible notes creating derivative liabilities which were converted into shares and settled during the year. See Note 6 – Notes Payable and Convertible Notes Payable.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2020 and 2019:

Description	Level 1	Level 2	Level 3
2020 Derivative Liabilities	$0	$0	$0
2019 Derivative Liabilities	$0	$0	$0

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

The change in the convertible notes payable derivative liabilities at fair value for the year ended December 31, 2020, is as follows:

	FairValue	Change	New	(Gain)/loss		Fair Value
	January 1,	in Fair	Convertible	on		December 31,
	2020	Value	Notes	Settlement	Conversions	2020
Derivative Liabilities	$-	$(62,645)	$204,978	$(50,336)	$(91,997)	$-

The change in the convertible notes payable derivative liabilities at fair value for the year ended December 31, 2019, is as follows:

	Fair Value	Change in	Gain		Fair Value
	January 1, 2019	Fair Value	on Settlement	Conversions	December 31, 2019

Derivative Liabilities	$103,476	$64,899	$(39,220)	$(129,155)	$-

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. At December 31, 2020 and 2019, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit of $250,000. The Company did not have cash on deposit in excess of such limit on December 31, 2020 and 2019.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $30,000 and $441,320 during the years ended December 31, 2020 and 2019, respectively.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulated depreciation at December 31, 2020 and 2019, respectively, are summarized as follows:

	Range of Lives in Years	2020	2019
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	$0
Depreciation expense for the year ended December 31, 2020 and 2019		$0	$0

NOTE 5 – TERM NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Term notes payable, including notes payable to related parties consisted of the following at December 31, 2020 and 2019;

	December 31, 2020	December 31, 2019

Secured notes payable with related parties at 18% per annum related to the Mabert LLC as Agent Loan Agreement originally dated September 14, 2018 for up to $5,000,000 (as amended), shown net of debt discount of $13,153 and $107,880 (1)	$2,411,605	$1,923,176
Total notes payable related parties	$2,411,605	$1,923,176
Unsecured note payable at 4.5% per annum dated December 20, 2017 to a corporation, payable in two parts on January 8, 2018 and 2019 (3)	166,667	166,667
Promissory Note at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due August 15, 2022 (4)	525,000	-
Settlement agreement to pay $5,000 per month for 60 monthly installments beginning March 2019. (5)	195,000	260,000
Unsecured note payable at 10% per annum dated November 13, 2017 to a corporation, with an amended due date of March 1, 2020 (2)	-	50,000
Convertible $118,000 1 Yr term note payable at 10.0% per annum dated January 24, 2020 to a lender, payable by January 24, 2021, or converts into shares of the Company’s common stock by a predetermined formula (6)	-	-
Convertible $53,000 1 Yr note payable at 10.0% per annum dated February 12, 2020 to a lender, payable by February 12, 2021, or it converts into shares of the Company’s common stock by a predetermined formula (7)	-	-
Total notes payable and convertible notes payable	$886,667	$476,667

(1) On September 14, 2018, the Company entered into a loan agreement with a private company, Mabert LLC, acting as Agent for various private lenders (the “Loan Agreement”) for the purpose of funding working capital and general corporate expenses up to $1,500,000, subsequently amended to a maximum of $5,000,000. Mabert LLC is a Texas limited liability company, owned by Director and stockholder, Kevin Jones, and his late wife Christine Early (for each and all references herein forward, “Mabert”). Under the Loan Agreement, Mabert has loaned gross loan proceeds of $2,424,758 (excluding debt discount of $13,153, for a net $2,411,605 debt) through December 31, 2020. Mr. Jones, and his late wife have loaned $1,751,324 from inception through December 31, 2020, including $325,268 in the current year ended December 31, 2020. The loan is fully secured, Mabert having filed a UCC-1 with the State of Texas. For each Promissory Note loan made under the Loan Agreement, as a cost to each note, the Company agreed to issue warrants and/or stock for Common Stock valued at $0.01 per share on an initial one-time basis at 3.67:1 and subsequently on a 2:1 basis for each dollar borrowed. For the year ended December 31, 2020, the Company issued an additional 787,403 shares of Common Stock related to these loans. Pursuant to ACS 470, the fair value attributable to a discount on the debt is $27,429 for the period ended December 31, 2020, and $107,880 for the year ended 2019; this amount is amortized to interest expense on a straight-line basis over the terms of the loans.

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

On March 31, 2020, the Company executed a Promissory Note under the Loan Agreement with Kevin Jones, a Director and shareholder for $101,823, at 18% interest per annum. As a cost of the note, the Company agreed to issue 203,646 shares of its Common Stock at a market price of $0.06 per share for a total debt discount of $10,901, subject to standard Rule 144 restrictions.

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

On October 1, 2020, the Company executed a Promissory Note under the Loan Agreement with Kevin Jones, a Director and shareholder for $95,352, at 18% interest per annum. As a cost of the note, the Company agreed to issue 190,704 shares of its Common Stock at a market price of $0.02 per share for a total debt discount of $2,795, subject to standard Rule 144 restrictions.

On August 28, 2020, the Company executed a Promissory Note under the Loan Agreement with Michael Wykrent, a Director and shareholder for $10,000, at 18% interest per annum. As a cost of the note, the Company agreed to issue 20,000 shares of its Common Stock at a market price of $0.02 per share for a total debt discount of $293, subject to standard Rule 144 restrictions.

On October 1, 2020, the Company executed a Promissory Note under the Loan Agreement with Ransom Jones, a Director and shareholder for $3,433, at 10% interest per annum. As a cost of the note, the Company agreed to issue 6,867 shares of its Common Stock at a market price of $0.02 per share for a total debt discount of $101, subject to standard Rule 144 restrictions.

On October 1, 2020, the Company executed a Promissory Note under the Loan Agreement with Kent Harer, a Director and shareholder for $5,000, at 10% interest per annum. As a cost of the note, the Company agreed to issue 10,000 shares of its Common Stock at a market price of $0.02 per share for a total debt discount of $147, subject to standard Rule 144 restrictions.

Each of the individual Promissory Notes have one-year terms, automatically renewable, unless an individual lender notifies Mabert within 60 days of the term that they would like payment of the principal and accrued interest upon the end of such promissory note term. No lenders requested payment for such individual promissory notes during the year ended December 2020.

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

(3) On December 20, 2017, the Company issued a convertible promissory note for $166,667, payable by December 20, 2020. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 – Notes Payable and Convertible Notes Payable.

(4) On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd. (“Southwest”),as part of the consideration for an agreed stipulated judgement, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. The Company was in default of its semiannual interest payment as of February 2021, and thus has classified the note as a current liability. See Note 6 – Notes Payable and Convertible Notes Payable and Note 12 – Subsequent Events.

(5) On March 6, 2019, the Company entered into Settlement Agreement with Wildcat Consulting Group LLC (“Wildcat”), as settlement of a consulting agreement lawsuit the Company agreed to pay Wildcat a total of $300,000, payable in sixty monthly installments of $5,000 per month beginning March 2019 and continuing each month until the settlement is paid in full.

(6) On January 24, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and PowerUp Lending Group, Ltd., a Virginia corporation (“PowerUp”), whereby PowerUp purchased, and the Company sold, a one year Convertible Promissory Note, dated January 24, 2020, payable with interest of ten percent (10%) per annum, by and between the Company and PowerUp (the “Note”), in exchange for a cash purchase price of $118,000. The Note requires the Company to hold certain amounts of its common stock in reserve in the event that the Company does not pay the balance within the prescribed term and/or PowerUp elects to convert such Note to common stock after six months from inception, with any remaining balance due at term. At inception of the loan, the Company fully discounted the note in the amount of $118,000. As of December 31, 2020, PowerUp had converted the entire $118,000 of note principal into 11,144,344 shares of the Company’s common stock. See Note 6 – Notes Payable and Convertible Notes Payable .

(7) On February 12, 2020, the Company entered into a second Purchase Agreement with PowerUp under substantially similar terms and conditions, whereby the Company sold a one-year Convertible Promissory Note, dated February 12, 2020, payable with interest of ten percent (10%) per annum, in exchange for cash of $53,000. The Note requires the Company to hold certain amounts of its common stock in reserve in the event that the Company does not to pay the balance within the prescribed term and/or PowerUp elects to convert such Note to common stock after six months from inception, with any remaining balance due at term. As of December 31, 2020, PowerUp had converted the entire $53,000 of note principal into 8,695,312 shares of the Company’s common stock. See Note 6 – Notes Payable and Convertible Notes Payable.

For the period ended December 31, 2020, total interest expense of $769,170 includes amortization expense of $171,000 related to the PowerUp notes and $122,000 of discount on other notes. For the year ended December 31, 2020 the net loss on debt settlements was due to total gain on derivative settlement and conversions of $142,333 and loss on debt extinguishments of $160,214.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company issued a $166,667 convertible promissory note bearing interest at 4.50% per annum to a company, Tunstall Canyon Group, LLC, payable in two installments of $86,667 on December 20, 2018 and $80,000, plus accrued interest on December 20, 2019. Per the terms of the promissory note, the holder has the right to convert the note into common stock of the Company at a conversion price of $0.08 per share for each one dollar of cash payment which may be due (which would be 1,083,333 shares for the first $86,667 payment and 1,000,000 shares for the second $80,000 installment payment, respectively). As of December 20, 2018, a material event of default occurred for breach of payment of the interest then due, with such default continuing thought the date of this report. The holder of the note has the right to convert at any time and has indicated that it might convert under settlement discussions with the principal, Richard Halden, unrelated to this convertible note. See Note 5 – Term Notes Payable and Notes Payable Related Party.

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

The Company evaluated the terms of the original convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The discount related to the beneficial conversion feature on the note was valued at $58,595 based on the difference between the fair value of the 1,578,947 convertible shares at the valuation date and the $150,000 note value. The discount related to the beneficial conversion feature was being amortized over the term of the debt. Due to the conversion of the convertible note on July 25, 2019, the Company extinguished the total $168,375 derivative liability as of the conversion date, recording a $64,899 loss in the fair value of a derivative for the year ended December 31, 2019.

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd. (“Southwest”) to resolve all conflicts related to a lawsuit in Hawaii, cause no. 16-1-0342, in the Circuit Court of the Third Circuit, State of Hawaii, styled Southwest Capital Funding, Ltd. v. Mamaki Tea, Inc., et. al., whereby the Company had provided loan guarantees for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison. As part of the consideration for an agreed stipulated judgement, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. The Company has made all required interest payments to date. The principal balance of $525,000 and remaining accrued interest on the note is due August 15, 2022. In addition, we agreed to issue and deliver to Southwest 1,000,000 shares of Rule 144 restricted Common Stock valued at $0.05 per share. The shares were issued in the 3rd quarter 2019, and were fully expensed in the period ended December 2019. Provided there is no default on the Promissory Note, Southwest agreed to not sell any stock for at least one year from the date of the Settlement Agreement.

On January 24, 2020, the Company entered into a Purchase Agreement and Convertible Promissory Note credit facility whereby at the Company’s request, and depending on certain market factors at the time of each request, PowerUp agreed to provide up to $1,000,000 to the Company under the same and substantially similar terms for each requested Note over a twelve-month period, subject to stock price and trading attributes at the time of such request. During the period ended December 31, 2020, the Company entered into, and converted to equity, two Convertible Promissory Notes, for total proceeds of $171,000. See Note 5 – Term Notes Payable and Notes Payable Related Parties.

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

The Company evaluated the terms of the original convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The discount related to the beneficial conversion feature on the note was valued at $118,000 based on the difference between the fair value at the valuation date and the $118,000 note value. The discount related to the beneficial conversion feature will be amortized over the term of the debt. The derivative value related to the beneficial conversion feature on the note was determined using the Cox, Ross & Rubinstein Binomial Tree model. The derivative liability for this note at its January 24, 2020 inception (“Commitment Date”) was $130,506 and for the period ending December 31, 2020 was $0, as the entire note had been converted into shares issued. The conversion of the note occurred on several dates, as such the range of values for the conversion dates is presented below. See Note 5 – Term Notes Payable and Notes Payable Related Parties.

	Conversion Dates	Commitment Date
Expected dividends	0%	0%
Expected annual volatility	99.5%-200.4%	184.1%
Expected term: conversion feature	Various	1 year
Risk free interest rate	.12-.14%	1.51%

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

The Company evaluated the terms of the original convertible note in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Note resulted in a derivative. The discount related to the beneficial conversion feature on the note was valued at $53,000 based on the difference between the fair value at the valuation date and the $53,000 note value. The discount related to the beneficial conversion feature will be amortized over the term of the debt. The derivative value related to the beneficial conversion feature on the note was determined using the Cox, Ross & Rubinstein Binomial Tree model. The derivative liability for this note at its February 12, 2020 inception (“Commitment Date”) was $74,472 and for the period ending December 31, 2020 was $0, as the entire note had been converted into shares issued. The conversion of the note occurred on several dates, as such the range of values for the conversion dates is presented below. See Note 5 – Term Notes Payable and Notes Payable Related Parties.

	Conversion Dates	Commitment Date
Expected dividends	0%	0%
Expected annual volatility	171.2%-190.2%	182.9%
Expected term: conversion feature	Various	1 year
Risk free interest rate	0.09%-.10%	1.54%

In accordance with the terms of the PowerUp Purchase Agreement, the Company reserved 38,876,716 shares of its Common Stock upon execution of the PowerUp Note Agreements in January and February, 2020. As of December 31, 2020, 23,860,828 shares are still being held in reserve by the Company’s transfer agent awaiting the final confirmation notice from PowerUp that a reserve is no longer needed.

The foregoing descriptions of the Purchase Agreement and Notes do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreements and the Notes.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2020 and 2019:

	2020	2019

Accrued consulting fees and expense	$860,368	$641,518
Total accrued expenses	$860,368	$641,518

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

Common Stock

At December 31, 2020, there were 335,268,075 shares of Common Stock issued and outstanding.

During the three-months ended December 31, 2020, the Company: issued 19,066,312 shares of Rule 144 restricted Common Stock, including 15,015,888 shares as the result of a lender’s conversion of note principal at an average price of $0.01 per share, 3,466,667 shares issued in private placement to three (3) accredited investors at an average price of $0.02 per share, and, 583,757 shares for costs related to the issuance of promissory notes at an average $0.01 per share. As of December 31, 2020, the Company has 537,762 shares of common stock to be issued to Kevin Jones, a related party, for costs related to issuance of promissory notes, these shares will be issued in the first quarter of 2021. During the three-months ended December 31, 2020, the Company adjusted the common stock and paid in capital accounts for $457 to reconcile common stock to par value.

During the three-months ended September 30, 2020, the Company: issued 4,823,768 shares of Rule 144 restricted Common Stock as the result of a lender’s conversion of a portion of note principal at an average price of $0.02 per share.

During the three-months ended June 30, 2020, the Company: issued 904,711 shares of Rule 144 restricted Common Stock, including 375,000 shares issued in a private placement to an accredited investor, at $0.04 per share, and 529,711 shares at an average of $0.06 per share for the settlement of legal expenses which were previously accrued pursuant to agreements with two prior law firms.

During the three-months ended March 31, 2020, the Company: issued 13,824,607 shares of Rule 144 restricted Common Stock, including 7,000,000 shares issued related to employment agreements, 600,000 shares issued in a private placement to an accredited investor, at $0.10 per share, 3,906,610 for the conversion of a prior loan at $0.047 per shares, 1,460,260 shares for costs related to the issuance of promissory notes at an average $0.085 per share and 857,737 shares at $0.01 per share from convertible warrants conversions. Shares to be issued are for the settlement of legal expenses which were accrued pursuant to agreements with two prior law firms.

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

Class B Stock

At December 31, 2020 and 2019, there were no Class B shares issued and outstanding, as such shares were terminated in December 2019.

Stock options, warrants and other rights

As of December 31, 2020 and 2019 respectively, the Company has not adopted and does not have an employee stock option plan.

At December 31, 2020 and 2019 respectively, the Company had 7,000,000 and 10,857,737 warrants outstanding and exerciseable.

Name of Warrant Holder	Warrants Issue Date	Total Warrants Issued	Term (Yrs)	Expiration Date	Activity in 2019	Balance 2019	Activity in 2020	Balance 2020
Norman Reynolds (Legal Compensation)	Oct-15	4,000,000	5	Oct-00	-	4,000,000	(4,000,000)	-
Various Shareholders	Jan-17	641,489	3	Dec-19	(641,489)	-	-	-
Richard Halden (Settlement)	Feb-17	4,000,000	2	Feb-19	(4,000,000)	-	-	-
Richard Halden (Settlement)	Feb-17	2,000,000	3	Feb-20	-	2,000,000	(2,000,000)	-
MTG Holdings LTD (Settlement)	Nov-17	1,000,000	3	Nov-20	(1,000,000)	-	-	-
Kent Harer (Share Exchange)	Jan-18	4,000,000	3	Jan-21	-	4,000,000	-	4,000,000
Mabert	Dec-18	1,624,404	15	Dec-33	(766,667)	857,737	(857,737)	-
Dean Goekel (Consultant Compensation)	Jul-20	3,000,000	2	Jun-22	-	-	3,000,000	3,000,000
Total:		20,265,893			(6,408,156)	10,857,737	(3,857,737)	7,000,000

For the year ended December 2020, the Company had 7,000,000 warrants outstanding, of which 4,000,000 have subsequently expired. The remaining 3,000,000 warrants in the favor of Dean Goekel expire in June 2022. The exercise price of these remaining warrants is $0.03. There is no unvested expense relating to the warrants listed above.

On July 1, 2020, the Company issued 3,000,000 warrants for consulting work. The warrants are exercisable at $0.03 per share. The Company valued the warrants as of October 19, 2020, at $42,000 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 171%, expected conversion term of 1.7 years and risk-free interest rate of 0.16%. These warrants were not exercised before December 31, 2020 and will expire by their terms on June 30, 2022.

On October 1, 2015, the Company issued 4,000,000 warrants for legal work. The warrants are exercisable at $0.20 per share for a period of five years from the date of issue. The Company valued the warrants as of December 31, 2015, at $386,549 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 189%, expected conversion term of 4.75 years and risk-free interest rate of 1.75%. These warrants were not exercised within the period provided and expired by their terms on October 1, 2020.

On February 3, 2017, the Company issued 6,000,000 warrants (4,000,000 at $0.35 for two years and 2,000,000 at $0.45 for three years) as part of a separation agreement with a co-founder and former president. The Company valued the warrants as of March 31, 2017, at $639,284 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 455%, expected conversion term of two and three years and risk-free interest rate of 1.75%. The initial 4,000,000 warrants were not exercised within the period provided and expired by their terms on February 3, 2019. The other 2,000,000 warrants were not exercised within the period provided and expired by their terms on February 3, 2020.

On November 30, 2017, the Company issued 1,000,000 warrants at $0.30 for three years as part of a settlement of a shareholder dispute with MTG Holdings, Inc. The Company valued the warrants as of December 31, 2017, at $95,846 using the Black-Scholes Model with expected dividend rate of 0%, expected volatility rate of 116%, expected conversion term of two and three years and risk-free interest rate of 1.37%. These warrants were extinguished in the comprehensive settlement agreement reached in March 2019. See Note 11 – Commitments and Contingencies.

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

In conjunction with the Mabert LLC Loan Agreement described herein above, the Company issued a combined total of 1,624,404 warrants at a purchase price of $0.01 per share for fifteen (15) years in the two quarters ending December 31, 2018. In the third quarter ending September 30, 2018, the Company issued 366,667 warrants. In the fourth quarter, the Company issued 1,257,737 warrants, including 1,057,737 warrants to Kevin Jones, a director, and his spouse for loans they each separately made totaling $428,868 and $100,000 respectively, and 200,000 warrants to a third-party lender. All such warrants, were converted to common stock in January 2019, excluding Mr. Jones’ 857,737 warrants, which were exercised in 2020.

NOTE 9 - RELATED PARTY TRANSACTIONS

After approval during a properly called special meeting of the board of directors, on September 14, 2018 Mabert, LLC, a Texas Limited Liability Company owned by a director and stockholder, Kevin Jones and his late wife Christine Early, as an Agent for various private lenders including themselves, entered into a loan agreement (“Loan Agreement”) for the purpose of funding working capital and general corporate expenses for the Company of up to $1,500,000, which was subsequently amended to provide up to $5,000,000. The Company bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones as an Interested Director did not vote on this transaction. Since the inception of the Loan Agreement through December 31, 2020, a total of $2,424,758 (excluding debt discount of $13,153) has been loaned to the Company and $562,890 has been accrued in interest by eight shareholders, including Mr. Jones. Since the inception of the Loan Agreement through December 31, 2019, a total of $2,031,056 (excluding debt discount of $107,880) had been loaned to the Company by six shareholders, including Mr. Jones. See Note 5 – Term Notes Payable and Notes Payable Related Parties.

Through Mabert, as of December 31, 2020, Mr. Jones along with his late wife and his company have loaned $1,751,324, and six other shareholders have loaned the balance of the Mabert Loans. As of December 31, 2019, Mr. Jones along with his wife and his company had loaned $1,426,056, and four other shareholders had loaned the balance of the Mabert Loans. These loans are secured by the assets of the Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the loan agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by the Agent for these shareholders. The actions of the Company in case of default can only be determined by the shareholders. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the loan agreement. Mabert did not nor will it receive compensation for its work as an agent for the lenders.

For the year ended December 31, 2020, the Company accrued expenses for related parties of $1,797,818 to account for the total deferred compensation expenses among two current executives, two former executive and one current employee. For the year ended December 31, 2019, the Company accrued expenses for related parties of $1,369,389 to account for the total deferred compensation expenses among three current executives, one former executive and one current employee. Each of the current executives and employees have agreed to defer their compensation until such time as sufficient cash is available to make such payments, the Company’s Chief Financial Officer having the express authority to determine what constitutes cash sufficiency from time-to-time.

Through the year ended December 31, 2020, the Company received $142,934 in cash and payment advances from Kevin Jones, a greater than 5% shareholder, which has been accrued as “Advances - related parties” for the period. In the year ended December 31, 2019, the Company received $51,019 in advances from three of our directors, Ransom Jones, Kent Harer and Kevin Jones, in the amounts of $25,000, $25,000 and $1,019 respectively, which have been accrued as “Advances - related parties” for the period.

For the periods ended December 31, 2020 and December 31, 2019, the Company made advances to an affiliate, OPMGE, of $412,885 and $387,847, respectively. As reported previously, the Company owns a non-consolidating 42.86% interest in the OPMGE GTL plant located in Wharton, Texas. In the event of default, the Company holds a second lien against the assets of OPMGE. The amount advanced was booked as a related party receivable by the Company. Given the uncertainty of the collectability of this receivable, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of December 31, 2020. The Company does not consider the results of the equity method investee to be material to the Company’s net loss. The cost basis for this equity method investee is zero and thus, losses have not been allocated to the Company. The financial data for OPMGE for the period ended December 31, 2020 is as follows:

December 31,
Balance Sheet	2020
Assets
Cash	$43,997
Total Current Assets	43,997

Property & equipment, net	3,752,800

Total Assets	$3,796,797

Liabilities & Stockholders’ Equity
Payable - GWTI	412,885
Payables - Other	1,144,776
Notes payable	633,256
Total Liabilities	$2,190,917

Stockholders’ Equity
Partners’ equity	$2,035,392
Accumulated deficit	(429,512)
Total Stockholders’ Equity	1,605,880
Total Liabilities & Stockholders’ Equity	$3,796,797

For the Year Ended December 31,
Income Statement	2020
Revenues	$-
Expenses	341,122

Operating loss	(341,122)

Total other income / (expense)	-
Loss before income taxes	(341,122)
Provision for income taxes	-
Net loss	$(341,122)

NOTE 10 – INCOME TAXES

The Company has not filed its corporate tax returns since fiscal 2016.

Due to recurring losses, the Company’s tax provision for the years ended December 31, 2020 and 2019 was $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2020	2019

Federal statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(0.0)	(0.0)
Permanent differences and other including surtax exemption	0.0	0.0
Valuation allowance	(21.0)	(21.0)
Effective tax rate	0.0%	0.0%

At December 31, 2020 and 2019 the Company’s deferred tax assets were as follows:

	2020	2019
Deferred tax assets
Net operating loss carry forwards	$25,802,072	$22,840,100
Deferred compensation / management fees	4,610,630	3,569,833
Total deferred tax assets	30,412,702	26,409,933

Less valuation allowance	(30,412,702)	(26,409,933)
Net deferred tax asset	$-	$-

As of December 31, 2020, the Company had unused net operating loss carry forwards of approximately $33.0 million available to reduce future federal taxable income. Net operating loss carryforwards of $26.5 million expire through fiscal years ending 2038, and $6.5 million may be carried forward indefinitely. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns and the impact of the statute of limitations on the Company’s ability to claim such benefits. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382. Due to these limitations, and other considerations, management has established full valuation allowances on deferred tax assets relating to net operating loss carryforward, as the realization of any future benefits from these assets is uncertain. The change in the valuation allowance was $4,002,769 and $5,469,078 for the years ended December 31, 2020 and 2019, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

In August 2012, the Company entered into an employment agreement with Ray Wright, as president of Greenway Innovative Energy, Inc., and who is now chairman of the board of Greenway Technologies, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, the president’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renewed on August 12, 2018 for a successive one-year period. During the twelve-month periods ended December 31, 2020 and December 31, 2019, the Company paid and/or accrued a total of $180,000 for each fiscal year under the terms of the agreement.

Effective May 10, 2018, the Company entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least $35,000 per year, such amount having been accrued for the years ended December 2020 and December 2019, respectively. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans, when such plans exist.

Effective January 1, 2019, the Company entered into an employment agreement with Thomas Phillips, Vice President of Operations, reporting to the President of Greenway Innovative Energy, Inc., for a term of fifteen (15) months with compensation of $120,000 per year. Phillips is entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, valued at $.06 per share, or $270,000, which was expensed as of the effective date of the agreement. Such stock-based compensation shares were physically issued in February 2020. Effective December 15, 2020, Mr. Phillips resigned from the Company.

Effective April 1, 2019, the Company entered into an employment agreement with Ryan Turner for a term of twelve (12) months with compensation of $80,000 per year, to manage the Company’s Business Development and Investor Relations functions. Turner reports to the President of Greenway Technologies and is entitled to a no-cost grant of common stock equal to 2,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, valued at $.06 per share, or $150,000, which was expensed as of the effective date of the agreement. Such stock-based compensation shares were physically issued in February 2020. Turner is also entitled to certain additional stock grants based on the performance of the Company during the term of his employment. Turner is also entitled to participate in the Company’s benefit plans, if and when such become available.

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

NOTE 12 - SUBSEQUENT EVENTS

On August 15, 2019, the Company issued a note to Southwest Capital Funding, Ltd. The note was issued in connection with a settlement agreement relating to a guarantee by the Company of a note payable to Southwest Capital Funding, Ltd. The note is in the amount of $525,000. Under its terms, interest is payable semiannually and the principal is due on August 15, 2022. Since the note was issued, two semiannual payments of interest have been paid. The third was due on February 15, 2021. The Company has not paid that payment, which resulted in a default on the loan.

Through the period ended April 14, 2021, the Company: issued 1,200,000 shares of Rule 144 restricted Common Stock issued in a private placement to one accredited investor at price of $0.03 per share.

Through the period ended April 14, 2021, we received $142,934 in cash and payment advances from Kevin Jones, a director and greater than 5% shareholder. Such advances and any further advances received will be accrued as “Advances - related parties” in the period received.

