Form 10-Q
period 2021-03-31
GREENWAY TECHNOLOGIES INC
filed 2021-05-14
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 14, 2021 was 340,158,372.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)	(See Note 2)
Assets
Current Assets
Cash	$330	$1,628
Prepaid Expenses	3,310	11,235
Receivable - related party, net	-	-
Total Current Assets	3,640	12,863

Property & equipment, net	-	-

Total Assets	$3,640	$12,863

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$809,337	$805,237
Advances - related parties	122,064	142,934
Accrued severance expense	1,301,964	1,301,964
Accrued expenses	943,911	860,368
Accrued expenses - related parties	1,870,255	1,797,818
Accrued interest payable (includes related parties interest of $675,980 and $562,890 respectively)	785,177	650,480
Notes payable and convertible notes payable	876,667	886,667
Notes payable - related parties (Net of debt discount of $11,625 and $13,153 respectively)	2,556,067	2,411,605
Total Current Liabilities	9,265,442	8,857,073

Total Liabilities	$9,265,442	$8,857,073

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Common stock 500,000,000 shares authorized, par value $0.0001, 336,468,075 and 335,268,075 outstanding at March 31, 2021 and December 31, 2020, respectively	$33,647	$33,527
Additional paid-in capital	24,159,805	24,123,925
Common stock to be issued	47,398	36,384
Subscription receivable - warrants	(16,245)	(16,245)
Accumulated deficit	(33,486,407)	(33,021,801)
Total Stockholders’ Deficit	(9,261,802)	(8,844,210)
Total Liabilities & Stockholder’s Deficit	$3,640	$12,863

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations

For the three months ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$-	$-
Expenses
General and administrative	290,368	287,955
Research and development	30,000	-
Total Expense	320,368	287,955

Operating loss	(320,368)	(287,955)

Other income (expenses)
Gain/(loss) on change in fair value of derivative	-	(60,610)
Interest expense	(144,238)	(181,016)
Gain on settlement of accounts payable	-	810
Convertible debt derivative expense	-	(33,978)
Total other income / (expense)	(144,238)	(274,794)

Loss before income taxes	(464,606)	(562,749)
Provision for income taxes	-	-
Net loss	$(464,606)	$(562,749)

Net loss per share
Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	335,441,408	302,507,204

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the three months ended March 31, 2021 and 2020

Three Months Ended March 31, 2021
	Common Stock, par value $0.0001		Additional	Common
	Number of shares	Amount	paid-in capital	Stock to be Issued	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2020	335,268,075	$33,527	$24,123,925	$36,384	$(16,245)	$(33,021,801)	$(8,844,210)
Shares to be issued for Promissory Note Fees	-	-	-	8,014	-	-	8,014
Shares to be issued for consulting fees	-	-	-	3,000	-	-	3,000
Shares issued for Private Placement	1,200,000	120	35,880	-	-	-	36,000
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(464,606)	(464,606)
Balance, March 31, 2021	336,468,075	$33,647	$24,159,805	$47,398	$(16,245)	$(33,486,407)	$(9,261,802)

Three months ended March 31, 2020
	Common Stock, par value $0.0001		Additional	Common
	Number of shares	Amount	paid-in capital	Stock to be Issued	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2019	296,648,677	$30,153	$22,710,632	$857,227	$(7,668)	$(30,479,829)	$(6,889,485)
Shares issued for cashless Warrant conversions	857,737	86	8,491	-	(8,577)	-	-
Shares issued for Loan Conversion	3,906,610	391	311,984	(312,375)	-	-	-
Shares issued for Promissory Note Fees	1,460,260	146	124,706	(124,852)	-	-	-
Shares to be issued for Promissory Note Fees	-	-	-	10,901	-	-	10,901
Shares to be issued for settlement of accrued legal expenses	-	-	-	31,603	-	-	31,603
Shares issued for stock-based compensation	7,000,000	700	419,300	(420,000)	-	-	-
Shares issued for Private Placement	600,000	60	59,940	-	-	-	60,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(562,749)	(562,749)
Balance, March 31, 2020	310,473,284	$31,536	$23,635,053	$42,504	$(16,245)	$(31,042,578)	$(7,349,730)

See accompanying notes to the unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2021 and 2020
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(464,606)	$(562,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivatives	-	60,610
Amortization of debt discount	9,542	66,774
Derivative expense	-	33,978
Shares based consulting fees	3,000	-
Gain on settlement of accounts payable	-	(809)
Changes in operating assets and liabilities:
Prepaid expenses	7,925	-
Accrued expenses	105,150	-
Accrued expenses - related parties	185,527	155,518
Accounts payable	4,100	(15,894)
Net Cash Used in Operating Activities	(149,362)	(262,572)

Cash flows from Investing Activities:
Receivable - related parties	-	(25,000)
Net Cash Used in Investing Activities	-	(25,000)

Cash Flows from Financing Activities
Proceeds from notes payable - related parties	-	101,833
Proceeds from convertible notes payable	-	171,000
Payments on other notes payable	(10,000)	(50,000)
Proceeds from sale of common stock	36,000	60,000
Stockholder advances (repayments), net	122,064	(1,019)
Net Cash Provided by Financing Activities	148,064	281,814

Net Decrease in Cash	(1,298)	(5,758)
Cash Beginning of Period	1,628	16,043
Cash End of Period	$330	$10,285
Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$43,581
Cash Paid during the period for taxes	$-	$-
Non-Cash investing and financing activities
Subscription receivables - warrants	$-	$8,577
Shares to be issued for promissory note fees	$8,014	$10,901
Shares issued from common stock to be issued	$-	$712,375
Shares issued for settlement of accrued legal settlements	$-	$31,603
Conversion of stockholder advances – related parties to notes payable	$142,934	$-

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2021. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Going Concern Uncertainties

The condensed unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2021, we have an accumulated deficit of $33,486,407. For the three-months ended March 31, 2021, we had no revenue, generated a net loss of $464,606 and used cash of $149,362 for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources. Management believes that its current and future plans will enable it to continue as a going concern for the next twelve months from the date of this report.

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

The accompanying consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Accounting Standards Codification, ASC Topic 360, Property, Plant and Equipment. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized. There were no long-lived assets or impairment charges for the period ended March 31, 2021.

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

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPM Green Energy, LLC (OPMGE). The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remining 300 of 1,000 member units available. The Company evaluated its interest in OPMGE and determined that the Company does not control OPMGE. The Company accounts for its interest in OPMGE via the equity method of accounting. At March 31, 2021, there was no change in the investment cost of $0. At March 31, 2021, OPMGE had no material business activity as of such date. As described in Note 9, the Company maintains a Related Party receivable with OPMGE for $412,885 related to our advancing capital for certain of OPMGE’s capital expenditures that the Company believes are in their best interests. Due to the uncertainty of the collectability of the OPMGE receivable, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of March 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents. There were no cash equivalents at March 31, 2021 or December 31, 2020, respectively.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. For the three months ended March 31, 2021, shares issuable upon the exercise of warrants (3,000,000), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (923,630) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive. For the three months ended March 30, 2020, shares issuable upon the exercise of warrants (8,000,000), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (1,204,711) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company did not have any derivative liabilities as of March 31, 2021. During the year ended December 31, 2020, the Company entered into two convertible notes creating derivative liabilities which were converted into shares and settled during the year. See Note 6 – Notes Payable and Convertible Notes Payable.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

Description	Level 1	Level 2	Level 3
March 31, 2021 Derivative Liabilities	$-	$-	$-
December 31, 2020 Derivative Liabilities	$-	$-	$-

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

As of and for the three months ended March 31, 2021, the Company did not have a derivative or derivative activity.

The change in the convertible notes payable derivative liabilities at fair value for the year ended December 31, 2020, is as follows:

	FairValue	Change	New	(Gain)/loss		Fair Value
	January 1,2020	in FairValue	Convertible Notes	on Settlement	Conversions	December 31,2020
Derivative Liabilities	$-	$(62,645)	$204,978	$(50,336)	$(91,997)	$-

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. At March 31, 2021 and 2020, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit of $250,000. The Company did not have cash on deposit in excess of such limit on March 31, 2021 and December 31, 2020.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $30,000 and $0 during the periods ending March 31, 2021 and 2020, respectively.

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

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	March 31, 2021	December 31, 2020
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	$0

Depreciation expense was $0 for the three months ended March 31, 2021 and 2020.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Convertible notes payable, including notes payable to related parties consisted of the following at March 31, 2021 and December 31, 2020 respectively:

	March 31, 2021	December 31, 2020

Secured notes payable with related parties at 18% per annum related to the Mabert LLC as Agent Loan Agreement originally dated September 14, 2018 for up to $5,000,000 (as amended), shown net of debt discount of $11,625 and $13,153 (1)	$2,556,067	$2,411,605
Total notes payable related parties	$2,556,067	$2,411,605
Unsecured convertible note payable at 4.5% per annum dated December 20, 2017 to a corporation, payable in two parts on January 8, 2018 and 2019 (2)	166,667	166,667
Promissory Note at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due August 15, 2022 (3)	525,000	525,000
Settlement agreement to pay $5,000 per month for 60 monthly installments beginning March 2019. (4)	185,000	195,000
Total notes payable and convertible notes payable	$876,667	$886,667

(1) On September 14, 2018, the Company entered into a loan agreement with a private company, Mabert LLC, acting as Agent for various private lenders (the “Loan Agreement”) for the purpose of funding working capital and general corporate expenses up to $1,500,000, subsequently amended to a maximum of $5,000,000. Mabert LLC is a Texas limited liability company, owned by Director and stockholder, Kevin Jones, and his late wife Christine Early (for each and all references herein forward, “Mabert”). Under the Loan Agreement, Mabert has loaned gross loan proceeds of $2,567,692 (excluding a debt discount of $11,625, for a net $2,556,067 book debt) through March 31, 2021. Mr. Jones, and his late wife have loaned $1,894,259 from inception through March 31, 2021, including $142,934 in the current period ended March 31, 2021. The loan is fully secured, Mabert having filed a UCC-1 with the State of Texas. For each Promissory Note loan made under the Loan Agreement, as a cost to each note, the Company agreed to issue warrants and/or stock for Common Stock valued at $0.01 per share on an initial one-time basis at 3.67:1 and subsequently on a 2:1 basis for each dollar borrowed. Pursuant to ACS 470, the fair value attributable to a discount on the debt is $11,625 for the three months ended March 31, 2021; this amount is amortized to interest expense on a straight-line basis over the terms of the loans.

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

On August 28, 2020, the Company executed a Promissory Note under the Loan Agreement with Michael Wykrent, a Director and shareholder for $10,000, at 18% interest per annum. As a cost of the note, the Company agreed to issue 20,000 shares of its Common Stock at a market price of $0.02 per share for a total debt discount of $293, subject to standard Rule 144 restrictions

On October 1, 2020, the Company executed a Promissory Note under the Loan Agreement with Ransom Jones, a Director and shareholder for $3,433, at 10% interest per annum. As a cost of the note, the Company agreed to issue 6,867 shares of its Common Stock at a market price of $0.02 per share for a total debt discount of $101, subject to standard Rule 144 restrictions.

On October 1, 2020, the Company executed a Promissory Note under the Loan Agreement with Kent Harer, a Director and shareholder for $5,000, at 10% interest per annum. As a cost of the note, the Company agreed to issue 10,000 shares of its Common Stock at a market price of $0.02 per share for a total debt discount of $147, subject to standard Rule 144 restrictions.

On January 1, 2021, the Company executed a Promissory Note under the Loan Agreement with Kevin Jones, a Director and shareholder for $142,934, at 18% interest per annum. As a cost of the note, the Company agreed to issue 285,868 shares of its Common Stock at a market price of $0.03 per share for a total debt discount of $8,014, subject to standard Rule 144 restrictions. The 285,868 shares of common stock are reported in common stock to be issued as of March 31, 2021, as they were not yet issued by the Company.

Each of the individual Promissory Notes have one-year terms, automatically renewable, unless an individual lender under the Loan Agreement notifies the agent within 60 days of the term that they would like payment of the principal and accrued interest upon the end of such promissory note term. No lenders requested payment for such individual promissory notes through the period ended March 2021.

(2) On December 20, 2017, the Company issued a convertible promissory note for $166,667, fully payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 – Notes Payable and Convertible Notes Payable.

(3) On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd. (“Southwest”),as part of the consideration for an agreed stipulated judgement, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. Since the note was issued, two semiannual payments of interest have been paid. The Company is in default of its semiannual interest payment due on February 15, 2021, and thus has classified the note as a current liability. See Note 6 – Notes Payable and Convertible Notes Payable.

(4) On March 6, 2019, the Company entered into Settlement Agreement with Wildcat Consulting Group LLC (“Wildcat”), as settlement of a consulting agreement lawsuit the Company agreed to pay Wildcat a total of $300,000, payable in sixty monthly installments of $5,000 per month beginning March 2019 and continuing each month until the settlement is paid in full.

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

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd. (“Southwest”) to resolve all conflicts related to a lawsuit in Hawaii, cause no. 16-1-0342, in the Circuit Court of the Third Circuit, State of Hawaii, styled Southwest Capital Funding, Ltd. v. Mamaki Tea, Inc., et. al., whereby the Company had provided loan guarantees for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison. As part of the consideration for an agreed stipulated judgement, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. The Company is in default of its semiannual interest payment due on February 15, 2021, and thus has classified the note as a current liability. The principal balance of $525,000 and remaining accrued interest on the note is due August 15, 2022. In addition, we agreed to issue and deliver to Southwest 1,000,000 shares of Rule 144 restricted Common Stock valued at $0.05 per share. The shares were issued in the 3rd quarter 2019 and were fully expensed in the period ended December 2019.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted entirely of accrued consulting fees. The consulting work involved fundraising and capital raising activities with potential investors for the Company, as well as consulting work related to chemical engineering and plant operations.

	March 31, 2021	December 31, 2020

Accrued consulting fees and expense	943,911	860,368
Total accrued expenses	$943,911	$860,368

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

Common Stock

At March 31, 2021, there were 336,468,075 total shares of Common Stock outstanding.

During the three-months ended March 31, 2021, the Company: issued 1,200,000 shares of Rule 144 restricted Common Stock, issued in a private placement to an accredited investor, at $0.03 per share for $36,000. As of March 31, 2021, the Company has 823,630 shares of common stock to be issued to Kevin Jones, a related party, for costs related to issuance of promissory notes, and 100,000 shares of common stock to be issued for $3,000 payment of consulting fees, these shares will be issued in the second quarter of 2021.

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

Stock options, warrants and other rights

As of March 31, 2021 and 2020 respectively, the Company has not adopted and does not have an employee stock option plan.

As of March 31, 2021, the Company had total warrants issued and outstanding of 3,000,000, which are in favor of Dean Goekel and expire in June 2022. The exercise price of these remaining warrants is $0.03. There is no unvested expense relating to the warrants. After meeting certain deliverables set forth in the agreement, Mr. Goekel will be issued additional stock warrants for 1,000,000 shares at a strike price that is an average of the stock price for the 90 days that the deliverables have been met.

For the year ended December 2020, the Company had 7,000,000 warrants outstanding, of which 4,000,000 have expired in 2021. The remaining 3,000,000 warrants in the favor of Dean Goekel expire in June 2022. The exercise price of these remaining warrants is $0.03.

NOTE 9 - RELATED PARTY TRANSACTIONS

After approval during a properly called special meeting of the board of directors, on September 14, 2018 Mabert, LLC, a Texas Limited Liability Company owned by a director and stockholder, Kevin Jones and his late wife Christine Early, as an Agent for various private lenders including themselves, entered into a loan agreement (“Loan Agreement”) for the purpose of funding working capital and general corporate expenses for the Company of up to $1,500,000, which was subsequently amended to provide up to $5,000,000. The Company bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones as an Interested Director did not vote on this transaction. Since the inception of the Loan Agreement through March 31, 2021, a total of $2,567,692 (excluding debt discount of $11,625) has been loaned to the Company and $675,980 has been accrued in interest by eight shareholders, including Mr. Jones. See Note 5 – Convertible Notes Payable and Notes Payable Related Parties.

Through Mabert, as of March 31, 2021, Mr. Jones along with his late wife and his company have loaned $1,894,259, and six other shareholders have loaned the balance of the Mabert Loans. These loans are secured by the assets of the Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the loan agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by the Agent for these shareholders. The actions of the Company in case of default can only be determined by the shareholders. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the loan agreement. Mabert did not nor will it receive compensation for its work as an agent for the lenders.

For the period ended March 31, 2021, the Company accrued expenses for related parties of $1,870,255 to account for the total deferred compensation expenses among two current executives, two former executive and one current employee. Each of the current executives and employees have agreed to defer their compensation until such time as sufficient cash is available to make such payments, the Company’s Chief Financial Officer having the express authority to determine what constitutes cash sufficiency from time-to-time.

Through the period ended March 31, 2021, we received $122,064 in cash advances from three of our directors, Kent Harer and Michael Wykrent, in the amount of $5,000 each, and Kevin Jones in the amount of $112,064. Through the period ended March 31, 2020, we received $50,000 in cash advances from two of our directors, Ransom Jones and Kent Harer in the amounts of $25,000 each. These amounts have been accrued as Advances - related parties for the periods. An advance of $1,019 made by our director, Kevin Jones, was repaid in the period ending March 31, 2020 and advances of $101,823 made by Mr. Jones during the period ending March 31, 2020 were converted to a note payable. See Note 5 – Convertible Notes Payable and Notes Payable Related Parties.

Through the periods ended March 31, 2021 and 2020, the Company made advances to an affiliate, OPMGE, of $412,885 and $412,847, respectively As reported previously, the Company owns a non-consolidating 42.86% interest in the OPMGE GTL plant located in Wharton, Texas. In the event of default, the Company holds a second lien against the assets of OPMGE. The amount advanced was booked as a related party receivable by the Company. Given the uncertainty of the collectability of this receivable, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of December 31, 2020. The Company does not consider the results of the equity method investee to be material to the Company’s net loss. The cost basis for this equity method investee is zero and thus, losses have not been allocated to the Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

In August 2012, the Company entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-month period ended March 31, 2021, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, the Company entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the year ended December 2020. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist.

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

The Company has accrued management fees of $1,301,964 related to separation agreements and settlement expenses for two prior executives of the Company, Richard Halden and Randy Moseley, who both resigned from their respective management positions in 2016, with Halden then further resigning as a director from our Board of Directors in Feb 2017. Although we have not maintained currency with respect to the contractual payment obligations therein, both former employees are greater than five percent shareholders and had agreed to defer payments until such time as we have sufficient available liquidity to begin making payments on a regular basis. In March 2020, Halden filed suit against the Company alleging claims arising from his severance and release agreement between the parties, seeking to recover monetary damages, interest, court costs, and attorney’s fees. The Company answered the lawsuit and asserted a number of affirmative defenses; subsequently, the lawsuit was dismissed without prejudice on November 19, 2019. Other than an increase in our legal expenses related to defending against Halden’s lawsuit, and given the subsequent dismissal of the same, we expect no further material financial impacts from such accrued fees until any such regular payments are able to begin, or another form of settlement is reached.

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

Capital Expenditures

The last funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the prior SOW. We signed a new SRA with UTA effective March 1, 2021 which relates to the testing and commercialization phase of our GTL technology. The term of the agreement is through February 15, 2022. The first payment under the SRA was made in March 2021 for $30,000. Going forward on the 15th of each month we will pay UTA $15,454.54 through February 15, 2022, for a total commitment of $200,000.

NOTE 11-SUBSEQUENT EVENTS

As of May 14, 2021, we have received $112,064 in cash and payment advances from Kevin Jones, a director and greater than 5% shareholder. Such advances and any further advances received will be accrued as “Advances - related parties” in the period received.

From April 1, 2021 through May 14, 2021, the Company issued 3,690,297 shares of common stock comprised of: 2,766,667 shares of Rule 144 restricted Common Stock issued in a private placement to two accredited investors at an average price of $0.03 per share; 823,630 shares issued to Kevin Jones, a related party, for costs related to issuance of promissory notes, and 100,000 shares of common stock for $3,000 payment of consulting fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending March 31, 2021 and 2020 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources, should be read in conjunction with our Annual Form 10-K filed on April 14, 2021. As discussed in Note 2 to these condensed unaudited consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the condensed unaudited consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

Our GTL Technology

In August 2012, we acquired 100% of GIE, pursuant to that certain Purchase Agreement, by and between us and GIE, dated August 29, 2012, (the “GIE Acquisition Agreement”). GIE owns patents and trade secrets for a proprietary technology to convert natural gas into Syngas. Based on a new, breakthrough process called Fractional Thermal Oxidation™ (“FTO”), we believe that the G-Reformer, combined with conventional FT processes, offers an economical and scalable method to converting natural gas to liquid fuel. On February 15, 2013, GIE filed for its first patent on this GTL technology, resulting in the issue of U.S. Patent 8,574,501 B1 on November 5, 2013. On November 4, 2013, GIE filed for a second patent covering other unique aspects of the design and was issued U.S. Patent 8,795,597 B2 on August 5, 2014. The Company has several other pending patent applications, both domestic and international, related to various components and processes relating to our proprietary GTL methods, complementing our existing portfolio of issued patents and pending patent applications.

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

Employees

As of the filing date of this Form 10-Q, we have three (3) full-time employees. Certain of these employees receive no compensation or compensation is deferred on a periodic basis by mutual written agreement. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 14, 2021 and filed with our annual report on Form 10-K, which is included by reference to our Financial Statements and raises substantial doubt about our ability to continue as a going concern.

	March 31, 2021	December 31, 2020
Net loss	$(464,606)	$(2,541,972)
Cash flow (negative) from operations	(149,362)	(686,032)
Negative working capital	(9,261,802)	(8,844,210)
Stockholders’ deficit	(9,261,802)	(8,844,210)

As of March 31, 2021, we had total liabilities in excess of assets by $9,261,802 and used net cash of $149,362 for our operating activities. This is as compared to the most recent year ended December 31, 2020, when we used net cash of $686,032 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three-months ended March 31, 2021, compared to Three-months ended March 31, 2020.

We had no revenues for our consolidated operations for the quarters ended March 31, 2021 and 2020. We reported consolidated net losses for each of these periods of $464,606 and $562,749, respectively.

Operating Expenses.

General and Administrative Expenses. During the three-months ended March 31, 2021, general and administrative expenses increased to $290,368, as compared to $287,955 for the prior year three-months ended March 31, 2020. The increase was primarily due to increased consulting fees offset by decreased legal fees, travel expenses and salaries in the period.

Research and Development Expenses. During the three-months ended March 31, 2021, Research and Development expenses increased to $30,000, as compared to $0 for the prior year three-months ended March 31, 2020. The change was due to the payment of the renewal fee for the Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington.

Interest Expense. During the three-months period ended March 31, 2021, interest expense decreased to $144,238 as compared to interest expense of $181,016 for the prior year three-months ended March 31, 2020. The decrease was primarily due to the decreased amortization of discounts on new convertible notes payable and decreased interest expense due to the settlement of the PowerUp loans in the year ended December 31, 2020.

Change in Fair Value of Derivative Liability and Derivative Expenses. During the three-months ended March 31, 2021, the loss on the fair value of derivatives was $0 as compared to a loss of $60,610, for the prior year three-month period in 2020. The change was due to the execution of the two PowerUp convertible notes payable in the three month period ended March 31, 2020 and their subsequent settlement as of December 31, 2020.

Net Loss from Operations. Our net loss from operations increased to $320,368 for the quarter ended March 31, 2021, as compared to $287,955 for the quarter ended March 31, 2020. The increase was due primarily to increased consulting fees and research and development expenses for the period, offset by decreased legal fees, travel expenses and salaries in the current period compared to the prior year quarter ended March 31, 2020.

Net Loss. Our net loss decreased to $464,606 for the three-months ended March 31, 2021, compared to a loss of $562,749 for the same three-months period in 2020. The decrease was primarily due to the decreased costs of $94,588 associated with no derivative expenses in the period ended March 31, 2021 due to settlement of the derivative as of December 31, 2020, decreased interest expense of $36,778, offset by $30,000 in research and development expenses.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of March 31, 2021, we had $330 in cash, total assets of $3,640, and total liabilities of $9,265,442. Our total accumulated deficit on March 31, 2021, was $(33,486,407).

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. In the three-months ended March 31, 2021, our working capital deficit increased by $417,592 from the recent year-ended December 31, 2020 primarily as the result of increases in accrued expenses and accrued expenses – related parties of $155,980, accrued interest payable of $134,697 and increases in notes payable to related parties of $144,462.

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

Operating activities

Net cash used in continuing operating activities during the three-months ended March 31, 2021 was $149,362, as compared to $262,572 for the three-months ended March 31, 2020.

Investing activities

Net cash used in investing activities for the three-months period ending March 31, 2021 was $0 compared to $25,000 for the period ended March 31, 2020, consisting of additional advances to OPMGE for deposits on a piece of specialized commercial equipment required to convert the Wharton, TX manufacturing facility for use of our GTL technology.

Financing Activities

Net cash provided by financing activities was $148,064 for the three-months ended March 31, 2021, consisting of stockholder advances made by Director and shareholder, Kevin Jones, a related party of $122,064, a sale of the Company’s Common Stock to a private accredited private investor of $36,000, offset by payments on the note payable to Wildcat of $10,000. Net cash provided by financing activities was $281,814 for the three-months ended March 31, 2020, consisting primarily of the proceeds from a new loan made by Director and shareholder, Kevin Jones, a related party under the Mabert Loan Agreement of $101,833, and two loans from PowerUp totaling $171,000, and a sale of the Company’s Common Stock to a private accredited private investor of $60,000, offset by payments on other notes payable to Wildcat of $50,000.

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

Commitments

Capital Expenditures

The last funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the prior SOW. We signed a new SRA with UTA effective March 1, 2021 which relates to the testing and commercialization phase of our GTL technology. The term of the agreement is through February 15, 2022. The first payment under the SRA was made in March 2021 for $30,000. Going forward on the 15th of each month we will pay UTA $15,454.54 through February 15, 2022, for a total commitment of $200,000.

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-months ended March 31, 2021, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, we entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the year ended December 2020. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist.

Mr. Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Upon his resignation, we agreed to pay the balance of his Employment Agreement then due and owing over time. Accordingly, we accrued $110,084 for the balance of his Employment Agreement, against which we have paid $35,000, leaving a balance remaining of $75,084 as of March 31, 2021. In addition, Mr. Olynick had previously entered into a consulting agreement (the “Olynick Agreement”) to provide general advisory services with us on April 18, 2019, and which included terms for payment of billable time at $40.00 per hour, plus approved expenses. The Olynick Agreement was terminated when Mr. Olynick became President of the Company on May 10, 2018. We have accrued $24,710 in expenses related to such prior consulting agreement expenses.

Effective April 1, 2019, we entered into an employment agreement with Thomas Phillips, Vice President of Operations, for a term of 12 months with compensation of $120,000 per year. Mr. Phillips reports to the President of GIE. Pursuant to his employment agreement, Mr. Phillips is entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, with such shares having been issued in February 2020. In addition, Mr. Phillips resigned from the Company effective December 15, 2020. We have accrued $175,000 for salary expenses outstanding as of March 31, 2021.

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

Paul Alfano, a director and greater than five percent (5%) shareholder entered into a consulting agreement with us on April 19, 2018 via Alfano Consulting Services (the “Alfano Agreement”), to provide board and senior management advice, including but not limited to corporate strategy, SEC regulatory adherence, sales and marketing strategies, document and presentation preparation and fund-raising support. Terms included payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. A copy is available by Exhibit 10.44 incorporated by reference herein. The Alfano Agreement was terminated when Mr. Alfano became a director on June 26, 2019. The Company has accrued Consulting Fees and Expenses of $114,140 for all prior periods through March 31, 2021. There is no payment schedule agreed to by the parties, and such accrued expenses will be paid only when the Company has sufficient liquidity to make such payment, or unless or until the parties agree to some other form of payment provision.

On October 19, 2020, the Company entered into a management consulting services agreement with Dean Goekel (the “Goekel Agreement” via “Analytical Professionals”), to manage engineering and vendor relationships, assist in defining the design and cost of certain capital equipment and to manage the direction of research, development and other related engineering activities. Mr. Goekel will also support the Company’s ongoing business operations, including assistance in commercialization and market implementation, strategic planning and other services. The agreed upon start date under the agreement is July 1, 2020 and the minimum engagement term was for six (6) months. After the initial term the agreement automatically renews for subsequent six (6) month terms unless the Company or Mr. Goekel terminates the agreement. Under the agreement, in exchange for Mr. Goekel’s services he will receive a minimum monthly fee of $10,000 per month in deferred compensation until such time that adequate funds are available for payment. As of March 31, 2021, we have accrued $90,000 in compensation expense related to this agreement. Additionally, under the agreement Mr. Goekel was issued stock warrants for 3,000,000 shares at a strike price of $0.03 per share effective July 1, 2020 and expiring on June 30, 2022. The Company recognized valued and recognized compensation expense related to these warrants of $25,137 for the year ended December 31, 2020. After meeting certain deliverables set forth in the agreement, Mr. Goekel will be issued stock warrants for 1,000,000 shares at a strike price that is an average of the stock price for the 90 days that the deliverables have been met.

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

Mining Leases

We have a minimum commitment during 2021 of approximately $11,880 for our annual lease maintenance fees due to Bureau of Land Management (“BLM”) for the Arizona Property, with such payment due by September 1, 2021. There is no actual lease agreement with the BLM, but we file an annual maintenance fee form and pay fees to the BLM to hold our claims.

Financing

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the period ended March 31, 2021, we received $142,934 in related party loans from a director, Kevin Jones, under the Mabert Loan facility. See also Note 5 – Convertible Notes Payable and Notes Payable Related Parties herein above.

For the year ended December 31, 2020, we received $393,702 in related party loans from Mabert, acting as agent for various lenders to the Company.

Third-party financing

On March 18, 2021, the Company issued 1,200,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to an accredited investor, for $36,000, or $0.03 per share.

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

Off-Balance Sheet Arrangements

During the year ended December 2019, we entered into a revenue interest research and development venture with Mabert and an employee, Tom Phillips, OPMGE. We account for our participation under the Equity Method, as further defined herein below, whereby we may be subject to future gains and losses that are reasonably likely to have an effect on our reported results of operations and liquidity. We are not required to invest, participate in any of the ongoing costs, financing or capital expenditures made by OPMGE. Since inception of this arrangement, we have advanced a total of $412,885 to OPMGE, and accordingly, had accrued a receivable from OPMGE. We have evaluated this receivable and have determine that collectability is uncertain. Accordingly, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of March 31, 2021.

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

Equity Method Investment

On August 29, 2019, we entered into a research and development venture, OPMGE, with Mabert and an employee, Tom Phillips. We contributed a limited license to use our proprietary and patented GTL technology and a working G-Reformer refractory unit, for no actual cost basis, in exchange for 300 membership units in OPMGE, equating to an approximately a 42.8% current interest in OPMGE, pending the expected issuance of an additional 300 membership units, equating to a net 30% ownership interest in OPMGE at that time. There was not previously and is no book or asset value attributed to the contributed technology. We evaluated our interest in OPMGE and determined that we do not control OPMGE. We account for our interest in OPMGE via the equity method of accounting. To our knowledge, at March 31, 2021, OPMGE had no material business activity as of such date. As described in “Note 9 – Related Party Transactions” herein above, we maintain a related party receivable from OPMGE related to advances made to assist in certain capital expenditures. As of March 31, 2021, the Company has fully reserved the full amount of this equity method receivable with OPMGE.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 3-months or less to be cash equivalents. There were no cash equivalents at March 31, 2021, or December 31, 2020. Unless otherwise indicated, all references to “dollars” in this Form 10-Q are to U.S. dollars.

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

We have adopted the provisions of FASB ASC 740-10-05, Accounting for Uncertainty in Income Taxes (“ASC 750-10-05”). ASC 750-10-05 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC 750-10-05 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Open tax years, subject to IRS examination include 2016 – 2020.

Net Loss per Share, Basic and Diluted

We have adopted Accounting Standards Codification Subtopic 260-10, Earnings per Share, specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. For the three months ended March 31, 2021, shares issuable upon the exercise of warrants (3,000,000), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (923,630) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive. For the three months ended March 30, 2020, shares issuable upon the exercise of warrants (8,000,000), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (1,204,711) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

In March 2021, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of March 31, 2021, our internal control over financial reporting was ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2021:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended March 31, 2021, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of six directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending March 31, 2021, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2021, we own United States Patents Nos. 8,574,501 B1, originally issued November 5, 2013 and 8,795,597 B2, issued August 5, 2014, covering our GTL conversion technology for the purpose of converting natural gas to clean synthetic fuels in a small-plant and mobile application. On April 28, 2020, the Company was issued a new U.S. Patent 10,633,594 B1 for syngas generation for gas-to-liquid fuel conversion. The Company has several other pending patent applications, both domestic and international, related to various components and processes involving our proprietary GTL methods, which when granted, will further complement our existing portfolio of issued patents and pending patent applications.

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

We have a substantial amount of indebtedness, which requires significant interest payments. As of March 31, 2021, we had $5,832,708 of total accrued current liabilities and $3,432,734 of current debt (net of debt discounts totaling $11,625), bearing an average cash interest of 17.8% per year when current and 18% default interest when any such loans are not current. As of the date of this Form 10-Q, we are in default of loans totaling $691,667, of which $525,000, is in the form of a 3-year interest-only note payable, due in July 2022. For more details on our indebtedness, please see Notes 5 and 6 herein above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2021, we issued a total of 1,200,000 through a private sale to an accredited investor.

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

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd.,as part of the consideration for an agreed stipulated judgement, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. Since the note was issued, two semiannual payments of interest have been paid. The Company is in default of its semiannual interest payment due on February 15, 2021, and thus has classified the note as a current liability. See Note 6 – Notes Payable and Convertible Notes Payable.

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

Date: May 14, 2021.

	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

