Form 10-Q
period 2021-06-30
GREENWAY TECHNOLOGIES INC
filed 2021-08-16
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 16, 2021 was 343,115,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)	(See Note 2)
Assets
Current Assets
Cash	$56,124	$1,628
Prepaid Expenses	100	11,235
Receivable - related party, net	-	-
Total Current Assets	56,224	12,863

Property & equipment, net	-	-

Total Assets	$56,224	$12,863

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$723,555	$805,237
Advances - related parties	99,250	142,934
Accrued severance expense	1,301,964	1,301,964
Accrued expenses	1,008,913	860,368
Accrued expenses - related parties	1,959,005	1,797,818
Accrued interest payable (includes related parties interest of $788,488 and $562,890 respectively)	890,912	650,480
Notes payable and convertible notes payable	336,667	886,667
Notes payable - related parties (Net of debt discount of $13,430 and $13,153 respectively)	2,741,325	2,411,605
Total Current Liabilities	9,061,591	8,857,073
Long Term Liabilities
Notes payable - Southwest Capital	525,000	-
Total Long Term Liabilities	525,000	-
Total Liabilities	$9,586,591	$8,857,073

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Common stock 500,000,000 shares authorized, par value $0.0001, 342,690,872 and 335,268,075 outstanding at June 30, 2021 and December 31, 2020, respectively	$34,269	$33,527
Additional paid-in capital	24,395,301	24,123,925
Common stock to be issued	16,343	36,384
Subscription receivable - warrants	(16,245)	(16,245)
Accumulated deficit	(33,960,035)	(33,021,801)
Total Stockholders’ Deficit	(9,530,367)	(8,844,210)
Total Liabilities & Stockholder’s Deficit	$56,224	$12,863

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-
Expenses
General and administrative	277,731	290,547	568,099	578,502
Research and development	48,000	-	78,000	-
Total Expense	325,731	290,547	646,099	578,502

Operating loss	(325,731)	(290,547)	(646,099)	(578,502)

Other income (expenses)
Gain/(loss) on change in fair value of derivative	-	129,293	-	68,683
Interest expense	(147,897)	(192,180)	(292,135)	(373,196)
Gain on settlement of accounts payable	-	-	-	809
Convertible debt derivative expense	-	-	-	(33,978)
Total other income / (expense)	(147,897)	(62,887)	(292,135)	(337,682)

Loss before income taxes	(473,628)	(353,434)	(938,234)	(916,184)
Provision for income taxes	-	-	-	-
Net loss	$(473,628)	$(353,434)	$(938,234)	$(916,184)

Net loss per share
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	339,434,034	303,347,435	337,444,388	309,131,966

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the six months ended June 30, 2021 and 2020
(Unaudited)

	Six Months Ended June 30, 2021
	Common Stock, par value $0.0001		Additional	Common Stock to
	Number of shares	Amount	paid-in capital	be Issued	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2020	335,268,075	$33,527	$24,123,925	$36,384	$(16,245)	$(33,021,801)	$(8,844,210)
Shares to be issued for promissory note fees	-	-	-	8,014	-	-	8,014
Shares to be issued for consulting fees	-	-	-	3,000	-	-	3,000
Shares issued for private placement	1,200,000	120	35,880	-	-	-	36,000
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(464,606)	(464,606)
Balance, March 31, 2021	336,468,075	$33,647	$24,159,805	$47,398	$(16,245)	$(33,486,407)	$(9,261,802)

Shares to be issued for promissory note fees	-	-	-	6,343	-	-	6,343
Shares to be issued for private placement	-	-	-	10,000	-	-	10,000
Shares issued for promissory note fees	973,630	97	48,546	(44,398)	-	-	4,245
Shares issued for consulting fees	482,500	48	14,427	(3,000)	-	-	11,475
Shares issued for private placement	4,766,667	477	172,523	-	-	-	173,000
Net loss for the three months ended June 30, 2021	-	-	-	-	-	(473,628)	(473,628)
Balance, June 30, 2021	342,690,872	$34,269	$24,395,301	$16,343	$(16,245)	$(33,960,035)	$(9,530,367)

Six months ended June 30, 2020
	Common Stock, par value $0.0001		Additional	Common
	Number of shares	Amount	paid-in capital	Stock to be Issued	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2019	296,648,677	$30,153	$22,710,632	$857,227	$(7,668)	$(30,479,829)	$(6,889,485)
Shares issued for cashless Warrant conversions	857,737	86	8,491	-	(8,577)	-	-
Shares issued for Loan Conversion	3,906,610	391	311,984	(312,375)	-	-	-
Shares issued for Promissory Note Fees	1,460,260	146	124,706	(124,852)	-	-	-
Shares to be issued for Promissory Note Fees	-	-	-	10,901	-	-	10,901
Shares to be issued for settlement of accrued legal expenses	-	-	-	31,603	-	-	31,603
Shares issued for stock-based compensation	7,000,000	700	419,300	(420,000)	-	-	-
Shares issued for Private Placement	600,000	60	59,940	-	-	-	60,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(562,749)	(562,749)
Balance, March 31, 2020	310,473,284	$31,536	$23,635,053	$42,504	$(16,245)	$(31,042,578)	$(7,349,730)

Shares issued for Private Placement	375,000	37	14,963	-	-	-	15,000
Shares to be issued for settlement of accrued legal expenses	529,711	53	31,550	(31,603)	-	-	-
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(353,434)	(353,434)
Balance, June 30, 2020	311,377,995	$31,626	$23,681,566	$10,901	$(16,245)	$(31,396,012)	$(7,688,164)

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2021 and 2020
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(938,234)	$(916,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivatives	-	(68,683)
Amortization of debt discount	18,325	146,891
Derivative expense	-	33,978
Share based consulting fees	14,475	-
Gain on settlement of accounts payable	-	809
Changes in operating assets and liabilities:
Prepaid expenses	11,135	4,040
Accrued expenses	163,379	-
Accrued expenses - related parties	386,785	390,077
Accounts payable	(81,682)	(9,807)
Net Cash Used in Operating Activities	(425,817)	(418,879)

Cash flows from Investing Activities:
Receivable - related parties	-	(25,000)
Net Cash Used in Investing Activities	-	(25,000)

Cash Flows from Financing Activities
Proceeds from notes payable - related parties	-	101,833
Proceeds from convertible notes payable	-	171,000
Payments on other notes payable	(25,000)	(50,000)
Proceeds from sale of common stock	219,000	75,000
Proceeds from stockholder advances	286,313	130,074
Net Cash Provided by Financing Activities	480,313	427,907

Net Increase (Decrease) in Cash	54,496	(15,972)
Cash Beginning of Period	1,628	16,043
Cash End of Period	$56,124	$71
Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$29,000	$48,081
Cash Paid during the period for taxes	$-	$-
Non-Cash investing and financing activities
Subscription receivables - warrants	$-	$16,245
Discount related to shares issued for promissory note fees	$18,602	$10,901
Conversion of stockholder advances – related parties to notes payable	$329,997	$-
Shares issued for promissory note fees	$48,643	$8,577

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 1 – ORGANIZATION

Nature of Operations

Greenway Technologies, Inc., (“Greenway”, “GTI” or the “Company”) through its wholly owned subsidiary, Greenway Innovative Energy, Inc., is primarily engaged in the research, development and commercialization of a proprietary Gas-to-Liquids (GTL) syngas conversion system that can be economically scaled to meet individual natural gas field/resource requirements. The Company’s proprietary and patented technology has been realized in Greenway’s first generation commercial-scale G-ReformerTM unit (“G-Reformer”), a unique and critical component of the Company’s overall GTL technology solution. Greenway’s objective is to become a material direct and licensed producer of renewable GTL synthesized diesel and jet fuels, with a near term focus on U.S. market opportunities.

Greenway’s GTL Technology

In August 2012, Greenway Technologies acquired 100% of Greenway Innovative Energy, Inc. (“GIE”) which owns patents and trade secrets for proprietary technologies to convert natural gas into synthesis gas (“syngas”). Based on a breakthrough process named Fractional Thermal Oxidation™ (“FTO”), the Company believes that its G-Reformer unit, combined with conventional and proprietary Fischer-Tropsch (“FT”) processes, offers an economical and scalable method to convert natural gas to liquid fuel.

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

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of Greenway and its wholly owned subsidiaries. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Greenway’s investments in unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities (“VIE”) in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method. See Note 3 – Summary of Significant Accounting Policies.

Going Concern Uncertainties

The condensed unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2021, we have an accumulated deficit of $33,960,035. For the six-months ended June 30, 2021, we had no revenue, generated a net loss of $938,234 and used cash of $425,817 for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources. Management believes that its current and future plans will enable it to continue as a going concern for the next twelve months from the date of this report.

The outbreak of COVID-19 (coronavirus), caused by a novel strain of the coronavirus, was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental directives, reduced business and consumer spending due to both job losses, reduced investing activity and M&A transactions, among many other effects attributable to the COVID-19 (coronavirus), and there continue to be many unknowns. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and other measures. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak. The extent to which the COVID-19 (coronavirus) outbreak will impact our operations, the operations of OPMGE and/or ability to obtain financing or future financial results is uncertain.

The accompanying unaudited consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Accounting Standards Codification, ASC Topic 360, Property, Plant and Equipment. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized. There were no long-lived assets or impairment charges for the period ended June 30, 2021.

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

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPM Green Energy, LLC (OPMGE). The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remining 300 of 1,000 member units available. The Company evaluated its interest in OPMGE and determined that the Company does not control OPMGE. The Company accounts for its interest in OPMGE via the equity method of accounting. At June 30, 2021, there was no change in the investment cost of $0. At June 30, 2021, OPMGE had no material business activity as of such date. As described in Note 9, the Company maintains a Related Party receivable with OPMGE for $412,885 related to our advancing capital for certain of OPMGE’s capital expenditures that the Company believes are in their best interests. Due to the uncertainty of the collectability of the OPMGE receivable, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of June 30, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents. There were no cash equivalents at June 30, 2021 or December 31, 2020, respectively.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. For the six months ended June 30, 2021, shares issuable upon the exercise of warrants (3,000,000), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (424,128) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive. For the six months ended June 30, 2020, shares issuable upon the exercise of warrants (8,000,000), shares convertible for debt (8,440,307) and shares outstanding but not yet issued (203,646) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company did not have any derivative liabilities as of June 30, 2021. During the year ended December 31, 2020, the Company entered into two convertible notes creating derivative liabilities which were converted into shares and settled during the year.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

Description	Level 1	Level 2	Level 3
June 30, 2021 Derivative Liabilities	$-	$-	$-
December 31, 2020 Derivative Liabilities	$-	$-	$-

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

As of and for the six months ended June 30, 2021, the Company did not have a derivative or derivative activity.

The change in the convertible notes payable derivative liabilities at fair value for the six-month period ended June 30, 2020, is as follows:

	Fair Value January 1, 2020	Change in Fair Value	New Derivative Liabilities	Conversions	Fair Value June 30, 2020
Derivative Liabilities	$-	$(68,683)	$204,978	$-	$136,295

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. At June 30, 2021 and 2020, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit of $250,000. The Company did not have cash on deposit in excess of such limit on June 30, 2021 and December 31, 2020.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $48,000 and $0 for the three months ended June 30, 2021 and 2020, and $78,000 and $0 for the six months ended June 30, 2021 and 2020, respectively.

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

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	June 30, 2021	December 31, 2020
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	$0

Depreciation expense was $0 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Convertible notes payable, including notes payable to related parties consisted of the following at June 30, 2021 and December 31, 2020 respectively:

	June 30, 2021	December 31, 2020

Secured notes payable with related parties at 18% per annum related to the Mabert LLC as Agent Loan Agreement originally dated September 14, 2018 for up to $5,000,000 (as amended), shown net of debt discount of $13,430 and $13,153 (1)	$2,741,325	$2,411,605
Total notes payable related parties	$2,741,325	$2,411,605
Unsecured convertible note payable at 4.5% per annum dated December 20, 2017 to a corporation, payable in two parts on January 8, 2018 and 2019 (2)	166,667	166,667
Promissory Note at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due August 15, 2022 (3)	-	525,000
Settlement agreement to pay $5,000 per month for 60 monthly installments beginning March 2019. (4)	170,000	195,000
Total notes payable and convertible notes payable	$336,667	$886,667

(1)	On September 14, 2018, the Company entered into a loan agreement with a private company, Mabert LLC, acting as Agent for various private lenders (the “Loan Agreement”) for the purpose of funding working capital and general corporate expenses up to $1,500,000, subsequently amended to a maximum of $5,000,000. Mabert LLC is a Texas limited liability company, owned by Director and stockholder, Kevin Jones, and his late wife Christine Early (for each and all references herein forward, “Mabert”). The loan is fully secured, Mabert having filed a UCC-1 with the State of Texas. For each Promissory Note loan made under the Loan Agreement, as a cost to each note, the Company agreed to issue warrants and/or stock for Common Stock valued at $0.01 per share on an initial one-time basis at 3.67:1 and subsequently on a 2:1 basis for each dollar borrowed.

Under the Loan Agreement, various private lenders have loaned gross loan proceeds of $2,754,755 (excluding a debt discount of $13,430, for a net $2,741,325 book debt) through June 30, 2021. Mr. Jones, and his late wife have loaned $2,385,701 from inception through June 30, 2021, including $99,250 in the current period ended June 30, 2021. Pursuant to ACS 470, the fair value attributable to a discount on the debt is $13,430 and $43,531 for the six months ended June 30, 2021 and 2020, respectively; this amount is amortized to interest expense on a straight-line basis over the terms of the loans.

The private party loans with the Company are often established by converting the Company’s outstanding stockholder advances due to related parties into a new note payable under the Loan Agreement in the quarter following the advance. There have been instances in which private lenders, under the Loan Agreement, enter into loans directly with the Company (not through an advance). As of December 31, 2020, the Company had a total of $142,934 in stockholder advances. In 2021, the Company received proceeds of $286,313 in the form of stockholder advances. Additionally, during the six months ended June 30, 2021, a total of $329,997 has been converted to notes payables with related parties. The remaining $99,250 in stockholder advances will be converted into a note payable with related parties during the third quarter of 2021.

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

On January 1, 2021, the Company executed a Promissory Note under the Loan Agreement with Kevin Jones, a Director and shareholder for $142,934, at 18% interest per annum. As a cost of the note, the Company agreed to issue 285,868 shares of its Common Stock at a market price of $0.03 per share for a total debt discount of $8,014, subject to standard Rule 144 restrictions

On April 1, 2021, the Company executed a Promissory Note under the Loan Agreement with Michael Wykrent, a Director and shareholder for $70,000, at 18% interest per annum. As a cost of the note, the Company agreed to issue 140,000 shares of its Common Stock at a market price of $0.03 per share for a total debt discount of $3,962, subject to standard Rule 144 restrictions.

On April 1, 2021, the Company executed a Promissory Note under the Loan Agreement with Kent Harer, a Director and shareholder for $5,000, at 18% interest per annum. As a cost of the note, the Company agreed to issue 10,000 shares of its Common Stock at a market price of $0.03 per share for a total debt discount of $283, subject to standard Rule 144 restrictions.

On April 1, 2021, the Company executed a Promissory Note under the Loan Agreement with Kevin Jones, a Director and shareholder for $112,064, at 18% interest per annum. As a cost of the note, the Company agreed to issue 224,128 shares of its Common Stock at a market price of $0.03 per share for a total debt discount of $6,343, subject to standard Rule 144 restrictions. The 224,128 shares of common stock are reported in common stock to be issued as of June 30, 2021, as they were not yet issued by the Company.

Each of the individual Promissory Notes have one-year terms, automatically renewable, unless an individual lender under the Loan Agreement notifies the agent within 60 days of the term that they would like payment of the principal and accrued interest upon the end of such promissory note term. No lenders requested payment for such individual promissory notes through the period ended June 2021.

(2)	On December 20, 2017, the Company issued a convertible promissory note for $166,667, fully payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 – Notes Payable and Convertible Notes Payable.

(3)	On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd. (“Southwest”),as part of the consideration for an agreed stipulated judgement, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%,with the principal amount due at maturity. The Company did not pay the third semi-annual interest payment when it was due in February 2021, and thus reported the note as a current liability as of December 31, 2020. In May 2021, the Company made the semi-annual interest payment (including late fees), cured the default and reclassed the note back to long-term liabilities. Since the note was issued, three semiannual payments of interest have been paid. See Note 6 – Notes Payable and Convertible Notes Payable.

(4)	On March 6, 2019, the Company entered into Settlement Agreement with Wildcat Consulting Group LLC (“Wildcat”), as settlement of a consulting agreement lawsuit the Company agreed to pay Wildcat a total of $300,000, payable in sixty monthly installments of $5,000 per month beginning March 2019 and continuing each month until the settlement is paid in full.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company issued a $166,667 convertible promissory note bearing interest at 4.50% per annum to a company, Tunstall Canyon Group, LLC, payable in two installments of $86,667 on December 20, 2018 and $80,000, plus accrued interest on December 20, 2019. Per the terms of the promissory note, the holder has the right to convert the note into common stock of the Company at a conversion price of $0.08 per share for each one dollar of cash payment which may be due (which would be 1,083,333 shares for the first $86,667 payment and 1,000,000 shares for the second $80,000 installment payment, respectively). As of December 20, 2018, a material event of default occurred for breach of payment of the interest then due, with such default continuing thought the date of this report. The holder of the note has the right to convert at any time and has indicated that it might convert under settlement discussions with the principal, Richard Halden, unrelated to this convertible note. See Note 5 – Convertible Notes Payable and Notes Payable Related Parties.

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

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd. (“Southwest”) to resolve all conflicts related to a lawsuit in Hawaii, cause no. 16-1-0342, in the Circuit Court of the Third Circuit, State of Hawaii, styled Southwest Capital Funding, Ltd. v. Mamaki Tea, Inc., et. al., whereby the Company had provided loan guarantees for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison. As part of the consideration for an agreed stipulated judgement, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. The principal balance of $525,000 and remaining accrued interest on the note is due August 15, 2022. In addition, we agreed to issue and deliver to Southwest 1,000,000 shares of Rule 144 restricted Common Stock valued at $0.05 per share. The shares were issued in the 3rd quarter 2019 and were fully expensed in the period ended December 2019. The Company did not pay the third semi-annual interest payment when it was due in February 2021. In May 2021, the Company made the semi-annual interest payment (including late fees) and cured the default. See Note 5 – Convertible Notes Payable and Notes Payable Related Parties.

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

Common Stock

At June 30, 2021, there were 342,690,872 total shares of Common Stock outstanding.

During the three-months ended June 30, 2021, the Company: issued 6,222,797 shares of Rule 144 restricted Common Stock, including 4,766,667 shares issued in private placement to five (5) accredited investors at an average price of $0.04 per share for $173,000, and 482,500 shares issued for payment of consulting fees at a price of $0.03 per share, and 973,630 shares for costs related to the issuance of promissory notes at an average price of $0.05 per share. As of June, 2021, the Company has 224,128 shares of common stock to be issued to Kevin Jones, a related party, for costs related to issuance of promissory notes, and 200,000 shares of common stock to be issued in private placement to one (1) accredited, these shares will be issued in the third quarter of 2021.

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

Stock options, warrants and other rights

As of June 30, 2021 and 2020 respectively, the Company has not adopted and does not have an employee stock option plan.

For the year ended December 2020, the Company had 7,000,000 warrants outstanding, of which 4,000,000 have expired in 2021. As of June 30, 2021, the Company had total warrants issued and outstanding of 3,000,000, which are in favor of Dean Goekel and expire in June 2022. The exercise price of these remaining warrants is $0.03. There is no unvested expense relating to the warrants. After meeting certain deliverables set forth in the agreement, Mr. Goekel will be issued additional stock warrants for 1,000,000 shares at a strike price that is an average of the stock price for the 90 days that the deliverables have been met.

NOTE 9 - RELATED PARTY TRANSACTIONS

After approval during a properly called special meeting of the board of directors, on September 14, 2018 Mabert, LLC, a Texas Limited Liability Company owned by a director and stockholder, Kevin Jones and his late wife Christine Early, as an Agent for various private lenders including themselves, entered into a loan agreement (“Loan Agreement”) for the purpose of funding working capital and general corporate expenses for the Company of up to $1,500,000, which was subsequently amended to provide up to $5,000,000. The Company bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones as an Interested Director did not vote on this transaction. Since the inception of the Loan Agreement through June 30, 2021, a total of $2,754,755 (excluding debt discount of $13,430) has been loaned to the Company and $788,488 has been accrued in interest by eight shareholders, including Mr. Jones. See Note 5 – Convertible Notes Payable and Notes Payable Related Parties.

Through Mabert, as of June 30, 2021, Mr. Jones along with his late wife and his company have loaned $2,385,701, and six other shareholders have loaned the balance of the Mabert Loans. These loans are secured by the assets of the Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the loan agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by the Agent for these shareholders. The actions of the Company in case of default can only be determined by the shareholders. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the loan agreement. Mabert did not nor will it receive compensation for its work as an agent for the lenders.

For the period ended June 30, 2021, the Company accrued expenses for related parties of $1,959,005 to account for the total deferred compensation expenses among two current executives, two former executive and one current employee. Each of the current executives and employees have agreed to defer their compensation until such time as sufficient cash is available to make such payments, the Company’s Chief Financial Officer having the express authority to determine what constitutes cash sufficiency from time-to-time.

Through the period ended June 30, 2021, we received $99,250 in cash advances from one of our directors, Kevin Jones, a greater than 5% shareholder. Through the period ended June 30, 2020, we received $181,093 in cash advances from three of our directors, Ransom Jones Kent Harer and Kevin Jones, a greater than 5% shareholder, in the amounts of $25,000, $28,000 and $128,093, respectively. These amounts have been accrued as Advances - related parties for the periods.

Through the periods ended June 30, 2021 and December 31, 2020, the Company made advances to an affiliate, OPMGE, of $412,885. As reported previously, the Company owns a non-consolidating 42.86% interest in the OPMGE GTL plant located in Wharton, Texas. In the event of default, the Company holds a second lien against the assets of OPMGE. The amount advanced was booked as a related party receivable by the Company. Given the uncertainty of the collectability of this receivable, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of December 31, 2020. The Company does not consider the results of the equity method investee to be material to the Company’s net loss. The cost basis for this equity method investee is zero and thus, losses have not been allocated to the Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

In August 2012, the Company entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-month period ended June 30, 2021, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, the Company entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended June 30, 2021. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist.

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

Capital Expenditures

The last funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the prior SOW. We signed a new SRA with UTA effective March 1, 2021 which relates to the testing and commercialization phase of our GTL technology. The term of the agreement is through February 15, 2022. The first payment under the SRA was made in March 2021 for $30,000. Going forward on the 15th of each month we will pay UTA $15,454.54 through February 15, 2022, for a total commitment of $200,000. For the six-months ended June 30, 2021, we have paid UTA a total of $78,000.

NOTE 11-SUBSEQUENT EVENTS

From July 1, 2021 through August 16, 2021, the Company issued 424,128 shares of common stock comprised of: 200,000 shares of Rule 144 restricted Common Stock issued in a private placement to one accredited investor at an average price of $0.05 per share and 224,128 shares issued to Kevin Jones, a related party, for his Promissory Note issued on April 1, 2021. See Note 5 – Convertible Notes Payable and Notes Payable Related Parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending June 30, 2021 and 2020 should be read in conjunction with our unaudited Financial Statements and the notes to those unaudited Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

In this Form 10-Q, “we,” “our,” “us,” the “Company” and similar terms in this report, including references to “Greenway” all refer to Greenway Technologies, Inc., and our wholly-owned subsidiary, Greenway Innovative Energy, Inc., unless the context requires otherwise.

Overview

We are engaged in the research and development of proprietary gas-to-liquids (“GTL”) synthesis gas (“Syngas”) conversion systems and micro-plants that can be scaled to meet specific gas field production requirements. Our patented and proprietary technologies have been realized in our first commercial G-ReformerTM unit (“G-Reformer”), a unique component used to convert natural gas into Syngas which when combined with a Fischer-Tropsch (“FT”) reactor and catalyst, produces a variety of fuels including gasoline, diesel, jet fuel and methanol. G-Reformer units can be deployed to process a variety of natural gas streams including pipeline gas, associated gas, flared gas, vented gas, coal-bed methane and/or biomass gas. When derived from any of these natural gas sources, the liquid fuels created are incrementally cleaner than conventionally produced oil-based fuels. Our Company’s objective is to become a material direct and licensed producer of renewable GTL synthesized diesel and jet fuels, with a near -term focus on U.S. market opportunities. For more information about our Company, please visit our website located at https://gwtechinc.com/.

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

Our Company has developed a revolutionary and unique process that converts natural gas of various origins and compositions into a highly pure variety of chemicals, high cetane diesel fuel, industrial grade pure water and electrical energy. GTL technology has existed as a traditional process going back generations. This process consists of two steps. First, natural gas is converted into Synthesis Gas (Syngas) which is a non-naturally occurring blend of Hydrogen and Carbon Monoxide. The front-end part of the GTL process is called “Gas Reformation”. The output of the Gas Reformer is compressed and fed through a secondary process, called Fischer-Tropsch (FT). This secondary process is widely used in many forms in the chemical and oil industries. While FT is a common process, Gas Reformation has been the most difficult step beyond an old and traditional process typically used in refineries. The invention of our software-controlled GTL process fronted by our patented and revolutionary gas reformation unit, the G-Reformer, makes us the innovator in GTL technology. Our patents are based on scalability, transportability, flexibility and self-sustainment based on a wide variety of input gasses and output mixtures.

The Company’s process is consists of small-sized modularly scalable units which are portable and self-contained unlike other GTL solutions based on Steam Methane reformation. While many companies have tried to scale Steam Methane Reformation down for use in smaller, non-refinery-based GTL plants, efforts have been largely unsuccessful. In contrast, we plan to build self-sufficient GTL plants at virtually any location capable of supplying wellhead or pipeline gas of sufficient ongoing volume. This gives us the ability to eliminate flaring at the source while keeping remote oil fields in production without flaring. The conversion of flaring gas to liquids allows for transportation of liquid chemicals, clean diesel fuel and highly clean water.

Our initial ROI studies of the market for the high purity chemicals we expect to produce can provide rapid payback of investments. It should be noted that today, the majority of these chemicals are produced in China. Because they are produced from oil at a refinery, they are much lower in purity than the same chemicals produced from gas.

Products created by the GTL process include high cetane diesel, naphtha, technical grade water, and high value, high purity chemicals. The chemicals produced in the GWTI GTL plant are vital to many industries including pharmaceuticals, cosmetics, fragrances, adhesives, and others. Dependency on China makes the United States captive to shortfalls whether manufacturing related or intentional. By producing these chemicals in the US, that dependency is reduced resulting in an increase in jobs, and a reduction of imports.

According to publicly available industry research from Shell Oil, MarketResearchFuture.com, and others, the market for GTL products was approximately $11.9 billion in 2019 and is expected to reach $20.4 billion by 2025, growing at a compound annual growth rate of 7.55%.

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

Competition

Key industry players include: Chevron Corporation; KBR Inc, PetroSA, Qatar Petroleum, Royal Dutch Shell, and Sasol Limited. In terms of global production and consumption, Shell had the largest market share in 2019, with virtually all current production located overseas. Our technology is not designed to compete with the large refinery-size GTL plants. Our plants are designed to be scaled to meet individual gas field production requirements on a distributed and mobile basis. According to a report released in July 2019 by the Global Gas Flaring Reduction Partnership (“GGFRP”), there are currently only five small-scale GTL plant technologies that have been proven for flared gas monetization available in the U.S., including: Greyrock (“Flare to Fuels”), Advantage Midstream (licensing Greyrock technology), EFT (“Flare Buster”), Primus, GE and GasTechno (“Methanol in a Box”). GWTI was not a direct part of this study, as we had not received 3rd party certification of our proprietary technology as of the date of this report.

However, the GGFRP report mentioned GWTI as follows, “Greenway Technologies announced on July 23 that Mabert LLC, a major investor in Greenway, acquired the whole INFRA plant including an operating license agreement. The purpose of the acquisition is the incorporation and commercial demonstration of Greenway’s ‘G-Reformer’ technology. We will see whether the new team will be able to make the plant with the new reformer operational. (Globe Newswire, Fort Worth, Texas, Aug 31, 2019).”

Mining Interests

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims located on Bureau of Land Management (“BLM”) land in Mohave County, Arizona (such property, the “Arizona Property”), in an Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, Inc. and the Company, in exchange for 5,066,000 shares of our common stock. Early indications from samples taken and processed by Melek Mining provided reason to believe that the potential recovery value of the metals located on the Arizona Property could be significant, but only actual mining and processing will determine the ultimate value that may be realized from this property holding. While we are not currently conducting mining operations, we are exploring strategic options to partner or sell our interest in the Arizona Property, while we focus on our emerging GTL technology sales and marketing efforts.

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

	June 30, 2021	December 31, 2020
Net loss	$(938,234)	$(2,541,972)
Cash flow (negative) from operations	(425,817)	(686,032)
Negative working capital	(9,005,367)	(8,844,210)
Stockholders’ deficit	(9,530,367)	(8,844,210)

As of June 30, 2021, we had total liabilities in excess of assets by $9,530,367 and used net cash of $425,817 for our operating activities. This is as compared to the most recent year ended December 31, 2020, when we used net cash of $686,032 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

While we are attempting to commence operations and generate revenues, our cash position may be insufficient to support our daily operations. Management intends to raise additional funds by way of an offering of our securities. Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful. Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Results of Operations

Three-months ended June 30, 2021, compared to Three-months ended June 30, 2020.

We had no revenues for our consolidated operations for the quarters ended June 30, 2021 and 2020. We reported consolidated net losses for each of these periods of $473,628 and $353,434, respectively.

Operating Expenses.

General and Administrative Expenses. During the three-months ended June 30, 2021, general and administrative expenses decreased to $277,731 as compared to $290,547 for the prior year three-months ended June 30, 2020. The decrease was primarily due to decreased legal fees and salaries in the period offset by increased consulting fees.

Research and Development Expenses. During the three-months ended June 30, 2021, Research and Development expenses increased to $48,000, as compared to $0 for the prior year three-months ended June 30, 2020. The change was due to payments for the Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington for the testing and commercialization phase of our GTL technology.

Interest Expense. During the three-months period ended June 30, 2021, interest expense decreased to $147,897 as compared to interest expense of $192,180 for the prior year three-months ended June 30, 2020. The decrease was primarily due to the decreased interest expense from the settlement of the PowerUp loans in the year ended December 31, 2020.

Change in Fair Value of Derivative Liability and Derivative Expenses. During the three-months ended June 30, 2021, the loss on the fair value of derivatives was $0 as compared to a gain of $129,293, for the prior year three-month period in 2020. The change was due to the execution of the two PowerUp convertible notes payable in the first quarter of 2020, and the related changes in their fair values in the three-month period ended June 30, 2020. The convertible notes payable were settled as of December 31, 2020.

Net Loss from Operations. Our net loss from operations increased to $325,731 for the quarter ended June 30, 2021, as compared to $290,547 for the quarter ended June 30, 2020. The increase was due primarily to increased consulting fees and research and development expenses for the period, offset by decreased legal fees and salaries in the current period compared to the prior year quarter ended June 30, 2020.

Net Loss. Our net loss increased to $473,628 for the three-months ended June 30, 2021, compared to a loss of $353,434 for the same three-month period in 2020. The increase was primarily due to increased operating expenses and the fair value derivative gain of $129,293 for the three-months ended June 30, 2020.

Six-months ended June 30, 2021, compared to Three-months ended June 30, 2020.

We had no revenues for our consolidated operations for the six-month periods ended June 30, 2021 and 2020. We reported consolidated net losses for each of these periods of $938,234 and $916,184, respectively.

Operating Expenses.

General and Administrative Expenses. During the six-months ended June 30, 2021, general and administrative expenses decreased to $568,099, as compared to $578,502 for the prior year six-months ended June 30, 2020. The decrease was primarily due to decreased legal fees, salaries, insurance expense and travel expenses in the period offset by increased consulting fees.

Research and Development Expenses. During the six-months ended June 30, 2021, Research and Development expenses increased to $78,000, as compared to $0 for the prior year six-months ended June 30, 2020. The change was due to the payment of the renewal fee for the Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington and for the monthly payments on the SRA for the testing and commercialization phase of our GTL technology.

Interest Expense. During the six-months ended June 30, 2021, interest expense decreased to $292,135 as compared to interest expense of $373,196 for the prior year six-months ended June 30, 2020. The decrease was primarily due to the decreased interest expense due to the settlement of the PowerUp loans in the year ended December 31, 2020.

Change in Fair Value of Derivative Liability and Derivative Expenses. During the six-months ended June 30, 2021, the loss on the fair value of derivatives was $0 as compared to a gain of $68,683 for the change in the derivative fair value and a debt expense of $33,978 related to the derivatives, for the prior year six-month period in 2020. The change was due to the execution of the two PowerUp convertible notes payable in the first quarter of 2020, and the related changes in their fair values in the three-month period ended June 30, 2020. The convertible notes payable were settled as of December 31, 2020.

Net Loss from Operations. Our net loss from operations increased to $646,099 for the six-months ended June 30, 2021, as compared to $578,502 for the six-months ended June 30, 2020. The increase was due primarily to increased consulting fees and research and development expenses for the period, offset by decreased legal fees, travel expenses and salaries in the current period compared to the prior year.

Net Loss. Our net loss increased to $938,234 for the six-months ended June 30, 2021, compared to a loss of $916,184 for the same six-month period in 2020. The increase was primarily due to increased consulting fees and research and development expenses as well as having no associated gain on the change in fair value of the derivative in the six-months ended June 30, 2021, due to the settlement of the derivative as of December 31, 2020. The increases were offset by decreased salaries, legal expenses, and interest expense.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of June 30, 2021, we had $56,124 in cash, total assets of $56,224, and total liabilities of $9,586,591. Our total accumulated deficit on June 30, 2021, was $(33,960,035).

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. In the six-months ended June 30, 2021, our working capital deficit increased by $686,157, excluding the $525,000 reclass of the Southwest Capital note payable to long-term liabilities, from the recent year-ended December 31, 2020 primarily as the result of increases in accrued expenses and accrued expenses – related parties of $161,187, accrued interest payable of $240,432 and increases in notes payable to related parties of $329,720.

We are exploring various means to increase our working capital, including completing additional private stock sales and entering into new debt instruments.

Operating activities

Net cash used in continuing operating activities during the six-months ended June 30, 2021, was $425,817, as compared to $418,879 for the six-months ended June 30, 2020.

Investing activities

Net cash used in investing activities for the six-months ended June 30, 2021, was $0 compared to $25,000 for the period ended June 30, 2020, consisting of additional advances to OPMGE for deposits on a piece of specialized commercial equipment required to convert the Wharton, TX manufacturing facility for use of our GTL technology.

Financing Activities

Net cash provided by financing activities was $480,313 for the six-months ended June 30, 2021, consisting of stockholder advances - related party of $286,313, sales of the Company’s Common Stock to private accredited investors of $219,000, offset by payments on the note payable to Wildcat of $25,000. Net cash provided by financing activities was $427,907 for the six-months ended June 30, 2020, consisting primarily of the proceeds from a loan made by Director and shareholder, Kevin Jones, a related party under the Mabert Loan Agreement of $101,833, two loans from PowerUp totaling $171,000, sales of the Company’s Common Stock to accredited private investors of $75,000, and advances by three of our directors of $130,074, offset by payments on notes payable to Wildcat of $50,000.

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

Commitments

Capital Expenditures

The last funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the prior SOW. We signed a new SRA with UTA effective March 1, 2021 which relates to the testing and commercialization phase of our GTL technology. The term of the agreement is through February 15, 2022. The first payment under the SRA was made in March 2021 for $30,000. Going forward on the 15th of each month we will pay UTA $15,454.54 through February 15, 2022, for a total commitment of $200,000. For the six-months ended June 30, 2021, we have paid UTA a total of $78,000.

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-months ended June 30, 2021, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, we entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended June 2021. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist.

Mr. Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Upon his resignation, we agreed to pay the balance of his Employment Agreement then due and owing over time. Accordingly, we accrued $110,084 for the balance of his Employment Agreement, against which we have paid $35,000, leaving a balance remaining of $75,084 as of June 30, 2021. In addition, Mr. Olynick had previously entered into a consulting agreement (the “Olynick Agreement”) to provide general advisory services with us on April 18, 2019, and which included terms for payment of billable time at $40.00 per hour, plus approved expenses. The Olynick Agreement was terminated when Mr. Olynick became President of the Company on May 10, 2018. We have accrued $24,710 in expenses related to such prior consulting agreement expenses.

Effective April 1, 2019, we entered into an employment agreement with Thomas Phillips, Vice President of Operations, for a term of 12 months with compensation of $120,000 per year. Mr. Phillips reports to the President of GIE. Pursuant to his employment agreement, Mr. Phillips is entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, with such shares having been issued in February 2020. In addition, Mr. Phillips resigned from the Company effective December 15, 2020. We have accrued $175,000 for salary expenses outstanding as of June 30, 2021.

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

Consulting Agreements

On September 7, 2018, Wildcat, a company controlled by Shareholder Marshall Gleason, filed suit against us alleging claims arising from the Gleason Agreement, seeking to recover monetary damages, interest, court costs, and attorney’s fees. In a separate lawsuit, Wildcat filed suit claiming that the Company breached that certain Promissory Note dated on or about November 13, 2017, entered into between Wildcat as lender and Greenway as borrower, and as a result Wildcat initiated an action in County Court at Law No. 2 of Tarrant County, Texas, Cause No. 2018-006416-2. On March 6, 2019, we entered into a Rule 11 Agreement with Gleason settling both disputes. Pursuant to the Rule 11 Agreement, the parties agreed to abate both cases until the earlier of a default of the performance of the Rule 11 Agreement or October 30, 2019, whichever be sooner. The Rule 11 Agreement provided that if we timely performed through October 15, 2019, the parties would file a joint motion for dismissal and present agreed orders of dismissal with prejudice for both lawsuits. The Company performed in all regards under the Rule 11 Agreement, however Gleason refused to sign the Wildcat Settlement Agreement at the point of the Company’s having performed its obligations. The parties’ respective counsels then mutually agreed to extend the original October 30, 2019 settlement date until at least the end of the year while the parties waited for Gleason’s signature. Gleason signed the Compromise Settlement and Release Agreement on February 4, 2020, and all litigation was dismissed by the Court on February 25, 2020. A copy of the Dismissal is incorporated by reference as Exhibit 10.59.

Paul Alfano, a director and greater than five percent (5%) shareholder entered into a consulting agreement with us on April 19, 2018 via Alfano Consulting Services (the “Alfano Agreement”), to provide board and senior management advice, including but not limited to corporate strategy, SEC regulatory adherence, sales and marketing strategies, document and presentation preparation and fund-raising support. Terms included payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. The Alfano Agreement was terminated when Mr. Alfano became a director on June 26, 2019. The Company has accrued Consulting Fees and Expenses of $116,423 for all prior periods through June 30, 2021. There is no payment schedule agreed to by the parties, and such accrued expenses will be paid only when the Company has sufficient liquidity to make such payment, or unless or until the parties agree to some other form of payment provision.

On October 19, 2020, the Company entered into a management consulting services agreement with Dean Goekel (the “Goekel Agreement” via “Analytical Professionals”), to manage engineering and vendor relationships, assist in defining the design and cost of certain capital equipment and to manage the direction of research, development and other related engineering activities. Mr. Goekel will also support the Company’s ongoing business operations, including assistance in commercialization and market implementation, strategic planning and other services. The agreed upon start date under the agreement is July 1, 2020 and the minimum engagement term was for six (6) months. After the initial term the agreement automatically renews for subsequent six (6) month terms unless the Company or Mr. Goekel terminates the agreement. Under the agreement, in exchange for Mr. Goekel’s services he will receive a minimum monthly fee of $10,000 per month in deferred compensation until such time that adequate funds are available for payment. As of June 30, 2021, we have accrued $120,000 in compensation expense related to this agreement. Additionally, under the agreement Mr. Goekel was issued stock warrants for 3,000,000 shares at a strike price of $0.03 per share effective July 1, 2020 and expiring on June 30, 2022. The Company recognized compensation expense related to these warrants of $25,137 for the year ended December 31, 2020. After meeting certain deliverables set forth in the agreement, Mr. Goekel will be issued stock warrants for 1,000,000 shares at a strike price that is an average of the stock price for the 90 days that the deliverables have been met.

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

During the period ended June 30, 2021, we received related party loans from the following directors under the Mabert Loan facility: $254,998 from Kevin Jones, $70,000 from Michael Wykrent and $5,000 from Kent Harer. See also Note 5 – Convertible Notes Payable and Notes Payable Related Parties herein above.

As June 30, 2021 we received $99,250 in cash and payment advances from our director, Kevin Jones, a greater than 5% shareholder which has been accrued as “Advances – related parties” for the period.

For the year ended December 31, 2020, we received $393,702 in related party loans from Mabert, acting as agent for various lenders to the Company.

Third-party financing

On June 22, 2021, the Company issued 382,500 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to an accredited investor, in lieu of cash payment for consulting fees of $11,475, or $0.03 per share.

On June 3, 2021, the Company issued 2,000,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to three (3) accredited investors, for $100,000, or $0.05 per share.

On May 7, 2021, the Company issued 100,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to an accredited investor, in lieu of cash payment for consulting fees of $3,000, or $0.03 per share.

On May 6, 2021, the Company issued 166,667 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to an accredited investor, for $5,000, or $0.03 per share.

On May 6, 2021, the Company issued 2,000,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to an accredited investor, for $50,000, or $0.025 per share.

On May 6, 2021, the Company issued 600,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to an accredited investor, for $18,000, or $0.03 per share.

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

Off-Balance Sheet Arrangements

During the year ended December 2019, we entered into a revenue interest research and development venture with Mabert and an employee, Tom Phillips, OPMGE. We account for our participation under the Equity Method, as further defined herein below, whereby we may be subject to future gains and losses that are reasonably likely to have an effect on our reported results of operations and liquidity. We are not required to invest, participate in any of the ongoing costs, financing or capital expenditures made by OPMGE. Since inception of this arrangement, we have advanced a total of $412,885 to OPMGE, and accordingly, had accrued a receivable from OPMGE. We have evaluated this receivable and have determine that collectability is uncertain. Accordingly, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of June 30, 2021.

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

Equity Method Investment

On August 29, 2019, we entered into a research and development venture, OPMGE, with Mabert and an employee, Tom Phillips. We contributed a limited license to use our proprietary and patented GTL technology and a working G-Reformer refractory unit, for no actual cost basis, in exchange for 300 membership units in OPMGE, equating to an approximately a 42.8% current interest in OPMGE, pending the expected issuance of an additional 300 membership units, equating to a net 30% ownership interest in OPMGE at that time. There was not previously and is no book or asset value attributed to the contributed technology. We evaluated our interest in OPMGE and determined that we do not control OPMGE. We account for our interest in OPMGE via the equity method of accounting. To our knowledge, at June 30, 2021, OPMGE had no material business activity as of such date. As described in “Note 9 – Related Party Transactions” herein above, we maintain a related party receivable from OPMGE related to advances made to assist in certain capital expenditures. As of June 30, 2021, the Company has fully reserved the full amount of this equity method receivable with OPMGE.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 3-months or less to be cash equivalents. There were no cash equivalents at June 30, 2021, or December 31, 2020. Unless otherwise indicated, all references to “dollars” in this Form 10-Q are to U.S. dollars.

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

Net Loss per Share, Basic and Diluted

We have adopted Accounting Standards Codification Subtopic 260-10, Earnings per Share, specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. Shares issuable upon the exercise of warrants (3,000,000) and shares outstanding but not yet issued (424,128) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive as of June 30, 2021. Shares issuable upon the exercise of warrants (8,000,000), shares convertible for debt (8,440,307) and shares outstanding but not yet issued (203,646) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive as of June 30, 2020.

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

In June 2021, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of June 30, 2021, our internal control over financial reporting was ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2021:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended June 30, 2021, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of six directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending June 30, 2021, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in the Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended June 30, 2021, we: issued 6,222,797 shares of Rule 144 restricted Common Stock, including 4,766,667 shares issued in private placement to five (5) accredited investors at an average price of $0.04 per share for $173,000, and 482,500 shares issued for payment of consulting fees at a price of $0.03 per share, and 973,630 shares for costs related to the issuance of promissory notes at an average price of $0.05 per share As of June, 2021, the Company has 224,128 shares of common stock to be issued to Kevin Jones, a related party, for costs related to issuance of promissory notes, and 200,000 shares of common stock to be issued in private placement to one (1) accredited, these shares will be issued in the third quarter of 2021.

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

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd.,as part of the consideration for an agreed stipulated judgement, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. Since the note was issued, two semiannual payments of interest have been paid. The Company was in default of its semiannual interest payment due on February 15, 2021. In May 2021, the Company made the semi-annual interest payment (including late fees) and cured the default. See Note 6 – Notes Payable and Convertible Notes Payable.

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

Date: August 16, 2021.

	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

