Form 10-Q
period 2021-09-30
GREENWAY TECHNOLOGIES INC
filed 2021-11-15
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 15, 2021 was 348,894,167.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements & Notes (Unaudited).

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)	(See Note 2)
Assets
Current Assets
Cash	$37,516	$1,628
Prepaid Expenses	140	11,235
Total Current Assets	37,656	12,863

Total Assets	$37,656	$12,863

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$716,602	$805,237
Advances - related parties	142,936	142,934
Accrued severance expense	1,301,964	1,301,964
Accrued expenses	1,069,296	860,368
Accrued expenses - related parties	2,006,902	1,797,818
Accrued interest payable (includes related parties interest of $911,062 and $562,890 respectively)	1,011,046	650,480
Notes payable and convertible notes payable	846,667	886,667
Notes payable - related parties (Net of debt discount of $16,439 and $13,153 respectively)	2,737,566	2,411,605
Total Current Liabilities	9,832,979	8,857,073
Total Liabilities	$9,832,979	$8,857,073

Commitments and contingencies (Note 10)

Stockholders’ Deficit
Common stock 500,000,000 shares authorized, par value $0.0001, 346,602,500 and 335,268,075 outstanding at September 30, 2021 and December 31, 2020, respectively	$34,660	$33,527
Additional paid-in capital	24,583,753	24,123,925
Common stock to be issued	37,189	36,384
Subscription receivable - warrants	(16,245)	(16,245)
Accumulated deficit	(34,434,680)	(33,021,801)
Total Stockholders’ Deficit	(9,795,323)	(8,844,210)
Total Liabilities & Stockholder’s Deficit	$37,656	$12,863

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-
Expenses
General and administrative	277,285	312,444	845,384	890,946
Research and development	48,000	-	126,000	-
Total Expense	325,285	312,444	971,384	890,946

Operating loss	(325,285)	(312,444)	(971,384)	(890,946)

Other income (expenses)
Gain/(loss) on change in fair value of derivative	-	(14,741)	-	53,023
Interest expense	(149,360)	(192,391)	(441,495)	(564,668)
Gain on settlement of accounts payable	-	-	-	809
Gain/(loss) on debt settlement	-	28,916	-	28,916
Reserve for equity method investment receivable	-	(412,885)	-	(412,885)
Convertible debt derivative expense	-	-	-	(33,978)
Total other income / (expense)	(149,360)	(591,101)	(441,495)	(928,783)

Loss before income taxes	(474,645)	(903,545)	(1,412,879)	(1,819,729)
Provision for income taxes	-	-	-	-
Net loss	$(474,645)	$(903,545)	$(1,412,879)	$(1,819,729)

Net loss per share
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic and diluted	344,700,161	312,676,102	340,789,074	309,479,888

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the nine months ended September 30, 2021 and 2020
(Unaudited)

Nine Months Ended September 30, 2021
	Common Stock, par value $0.0001		Additional	Common Stock
	Number of shares	Amount	paid-in capital	to be Issued	Subscription Receivable	Accumulated Deficit	Total
Balance, December 31, 2020	335,268,075	$33,527	$24,123,925	$36,384	$(16,245)	$(33,021,801)	$(8,844,210)
Shares to be issued for promissory note fees	-	-	-	8,014	-	-	8,014

Shares to be issued for consulting fees	-	-	-	3,000	-	-	3,000

Shares issued for private placement	1,200,000	120	35,880	-	-	-	36,000
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(464,606)	(464,606)
Balance, March 31, 2021	336,468,075	$33,647	$24,159,805	$47,398	$(16,245)	$(33,486,407)	$(9,261,802)

Shares to be issued for promissory note fees	-	-	-	6,343	-	-	6,343
Shares to be issued for private placement	-	-	-	10,000	-	-	10,000
Shares issued for promissory note fees	973,630	97	48,546	(44,398)	-	-	4,245
Shares issued for consulting fees	482,500	48	14,427	(3,000)	-	-	11,475
Shares issued for private placement	4,766,667	477	172,523	-	-	-	173,000
Net loss for the three months ended June 30, 2021	-	-	-	-	-	(473,628)	(473,628)
Balance, June 30, 2021	342,690,872	$34,269	$24,395,301	$16,343	$(16,245)	$(33,960,035)	$(9,530,367)

Shares to be issued for promissory note fees	-	-	-	12,189	-	-	12,189
Shares to be issued for private placement	-	-	-	25,000	-	-	25,000
Shares issued for promissory note fees	224,128	22	6,321	(6,343)	-	-	-
Shares issued for private placement	3,687,500	369	182,131	(10,000)	-	-	172,500
Net loss for the three months ended September 30, 2021	-	-	-	-	-	(474,645)	(474,645)
Balance, September 30, 2021	346,602,500	$34,660	$24,583,753	$37,189	$(16,245)	$(34,434,680)	$(9,795,323)

Nine Months Ended September 30, 2020
	Common Stock, par value $0.0001		Additional	Common Stock
	Number of shares	Amount	paid-in capital	to be Issued	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2019	296,648,677	$30,153	$22,710,632	$857,227	$(7,668)	$(30,479,829)	$(6,889,485)
Shares issued for cashless Warrant conversions	857,737	86	8,491	-	(8,577)	-	-
Shares issued for Loan Conversion	3,906,610	391	311,984	(312,375)	-	-	-
Shares issued for Promissory Note Fees	1,460,260	146	124,706	(124,852)	-	-	-
Shares to be issued for Promissory Note Fees	-	-	-	10,901	-	-	10,901
Shares to be issued for settlement of accrued legal expenses	-	-	-	31,603	-	-	31,603
Shares issued for stock-based compensation	7,000,000	700	419,300	(420,000)	-	-	-
Shares issued for Private Placement	600,000	60	59,940	-	-	-	60,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(562,749)	(562,749)
Balance, March 31, 2020	310,473,284	$31,536	$23,635,053	$42,504	$(16,245)	$(31,042,578)	$(7,349,730)

Shares issued for Private Placement	375,000	37	14,963	-	-	-	15,000
Shares to be issued for settlement of accrued legal expenses	529,711	53	31,550	(31,603)	-	-	-
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(353,434)	(353,434)
Balance, June 30, 2020	311,377,995	$31,626	$23,681,566	$10,901	$(16,245)	$(31,396,012)	$(7,688,164)

Shares to be issued for promissory note fees	-	-	-	13,192	-	-	13,192
Shares issued for loan conversion	4,823,768	483	117,754	-	-	-	118,237
Net loss for the three months ended September 30, 2020	-	-	-	-	-	(903,545)	(903,545)
Balance, September 30, 2020	316,201,763	$32,109	$23,799,320	$24,093	$(16,245)	$(32,299,557)	$(8,460,280)

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,412,879)	$(1,819,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivatives	-	(53,023)
Amortization of debt discount	27,505	195,874
Derivative expense	-	33,978
Share based consulting fees	14,475	-
Debt settlement	-	(28,916)
Gain on settlement of accounts payable	-	(809)
Reserve for equity method investment receivable	-	412,885
Changes in operating assets and liabilities:
Prepaid expenses	11,095	(609)
Accrued expenses	221,322	-
Accrued expenses - related parties	557,256	596,767
Accounts payable	(88,635)	114,949
Net Cash Used in Operating Activities	(669,861)	(548,633)

Cash flows from Investing Activities:
Receivable - related parties	-	(25,000)
Net Cash Used in Investing Activities	-	(25,000)

Cash Flows from Financing Activities
Proceeds from notes payable - related parties	-	101,833
Proceeds from convertible notes payable	-	171,000
Payments on notes payable - related parties	(100,000)	-
Payments on other notes payable	(40,000)	(50,000)
Advances - other	-	20,000
Proceeds from sale of common stock	416,500	75,000
Proceeds from stockholder advances	429,249	240,859
Net Cash Provided by Financing Activities	705,749	558,692

Net Increase (Decrease) in Cash	35,888	(14,941)
Cash Beginning of Period	1,628	16,043
Cash End of Period	$37,516	$1,102
Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$49,046	$16,779
Cash Paid during the period for taxes	$-	$952
Non-Cash investing and financing activities
New debt discount from convertible notes	$-	$204,978
Subscription receivables - warrants	$-	$16,245
Loan conversion (fair value of shares issued: $0 and $118,237)	$-	$76,542
Discount related to shares issued for promissory note fees	$30,791	$-
Conversion of stockholder advances – related parties to notes payable	$429,247	$178,093
Shares issued for promissory note fees	$54,986	$24,093
Shares issued for legal expense	$-	$31,603

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Going Concern Uncertainties

The condensed unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2021, we have an accumulated deficit of $34,434,680. For the nine-months ended September 30, 2021, we had no revenue, generated a net loss of $1,412,879 and used cash of $669,861 for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources. Management believes that its current and future plans will enable it to continue as a going concern for the next twelve months from the date of this report.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Accounting Standards Codification, ASC Topic 360, Property, Plant and Equipment. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized. There were no long-lived assets or impairment charges for the period ended September 30, 2021.

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

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPM Green Energy, LLC (OPMGE). The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remining 300 of 1,000 member units available. The Company evaluated its interest in OPMGE and determined that the Company does not control OPMGE. The Company accounts for its interest in OPMGE via the equity method of accounting. At September 30, 2021, there was no change in the investment cost of $0. At September 30, 2021, OPMGE had no material business activity as of such date. As described in Note 9, the Company maintains a Related Party receivable with OPMGE for $412,885 related to our advancing capital for certain of OPMGE’s capital expenditures that the Company believes are in their best interests. Due to the uncertainty of the collectability of the OPMGE receivable, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of September 30, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents. There were no cash equivalents at September 30, 2021 or December 31, 2020, respectively.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. For the nine months ended September 30, 2021, shares issuable upon the exercise of warrants (3,000,000), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (823,500) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive. For the nine months ended September 30, 2020, shares issuable upon the exercise of warrants (8,000,000), shares convertible for debt (3,616,539) and shares outstanding but not yet issued (356,186) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company did not have any derivative liabilities as of September 30, 2021. During the year ended December 31, 2020, the Company entered into two convertible notes creating derivative liabilities which were converted into shares and settled during the year.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

Description	Level 1	Level 2	Level 3
September 30, 2021 Derivative Liabilities	$-	$-	$-
December 31, 2020 Derivative Liabilities	$-	$-	$-

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense in the accompanying condensed unaudited consolidated financial statements.

As of and for the nine months ended September 30, 2021, the Company did not have a derivative or derivative activity.

The following assets and liabilities are measured on the balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

The change in the convertible notes payable derivative liabilities at fair value for the nine-month period ended September 30, 2020, is as follows:

	Fair Value January 1, 2020	Change in Fair Value	New Convertible Notes	(Gain)/loss on Settlement	Conversions	Fair Value September 30, 2020

Derivative Liabilities	$-	$(53,023)	$204,978	$(28,916)	$(42,616)	$80,423

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. At September 30, 2021, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit of $250,000. The Company did not have cash on deposit in excess of such limit on September 30, 2021 and December 31, 2020.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $48,000 and $0 for the three months ended September 30, 2021 and 2020, and $126,000 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

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

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	September 30, 2021	December 31, 2020
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	$0

Depreciation expense was $0 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Convertible notes payable, including notes payable to related parties consisted of the following at September 30, 2021 and December 31, 2020 respectively:

	September 30, 2021	December 31, 2020

Secured notes payable with related parties at 18% per annum related to the Mabert LLC as Agent Loan Agreement originally dated September 14, 2018 for up to $5,000,000 (as amended), shown net of debt discount of $16,439 and $13,153 (1)	$2,737,566	$2,411,605
Total notes payable related parties	$2,737,566	$2,411,605
Unsecured convertible note payable at 4.5% per annum dated December 20, 2017 to a corporation, payable in two parts on January 8, 2018 and 2019 (2)	166,667	166,667
Promissory Note at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due August 15, 2022 (3)	525,000	525,000
Settlement agreement to pay $5,000 per month for 60 monthly installments beginning March 2019. (4)	155,000	195,000
Total notes payable and convertible notes payable	$846,667	$886,667

(1)	On September 14, 2018, the Company entered into a loan agreement with a private company, Mabert LLC, acting as Agent for various private lenders (the “Loan Agreement”) for the purpose of funding working capital and general corporate expenses up to $1,500,000, subsequently amended to a maximum of $5,000,000. Mabert LLC is a Texas limited liability company, owned by Director and stockholder, Kevin Jones, and his late wife Christine Early (for each and all references herein forward, “Mabert”). The loan is fully secured, Mabert having filed a UCC-1 with the State of Texas. For each Promissory Note loan made under the Loan Agreement, as a cost to each note, the Company agreed to issue warrants and/or stock for Common Stock valued at $0.01 per share on an initial one-time basis at 3.67:1 and subsequently on a 2:1 basis for each dollar borrowed.

Under the Loan Agreement, various private lenders have loaned gross loan proceeds of $2,754,005 (excluding a debt discount of $16,439, for a net $2,737,566 book debt) through September 30, 2021. Mr. Jones, and his late wife have loaned $2,821,586 from inception through September 30, 2021, including $142,936 in the three-month period ended September 30, 2021, and have received $100,000 in loan repayments. Pursuant to ACS 470, the fair value attributable to a discount on the debt is $16,439 and $26,389 for the nine months ended September 30, 2021 and 2020, respectively; this amount is amortized to interest expense on a straight-line basis over the terms of the loans.

The private party loans with the Company are often established by converting the Company’s outstanding stockholder advances due to related parties into a new note payable under the Loan Agreement in the quarter following the advance. There have been instances in which private lenders, under the Loan Agreement, enter into loans directly with the Company (not through an advance). As of December 31, 2020, the Company had a total of $142,934 in stockholder advances. In 2021, the Company received proceeds of $429,249 in the form of stockholder advances. Additionally, during the nine months ended September 30, 2021, a total of $429,247 has been converted to notes payables with related parties and the Company has made payments of $100,000 on the notes payable to related parties. The remaining $142,936 in stockholder advances will be converted into a note payable with related parties during the fourth quarter of 2021.

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

On July 1, 2021, the Company executed a Promissory Note under the Loan Agreement with Kevin Jones, a Director and shareholder for $99,250, at 18% interest per annum. As a cost of the note, the Company agreed to issue 198,500 shares of its Common Stock at a market price of $0.07 per share for a total debt discount of $12,189, subject to standard Rule 144 restrictions. The 224,128 shares of common stock are reported in common stock to be issued as of September 30, 2021, as they were not yet issued by the Company.

Each of the individual Promissory Notes have one-year terms, automatically renewable, unless an individual lender under the Loan Agreement notifies the agent within 60 days of the term that they would like payment of the principal and accrued interest upon the end of such promissory note term. No lenders requested payment for such individual promissory notes through the period ended September 2021.

(2)	On December 20, 2017, the Company issued a convertible promissory note for $166,667, fully payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 – Notes Payable and Convertible Notes Payable.

(3)	On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd. (“Southwest”),as part of the consideration for an agreed stipulated judgement, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. The Company did not pay the third semi-annual interest payment when it was due in February 2021, and thus reported the note as a current liability as of December 31, 2020. In May 2021, the Company made the semi-annual interest payment (including late fees), cured the default and reclassed the note back to long-term liabilities. As of August 15, 2021, the maturity date of the note is one year and thus the Company reclassed the note to current liabilities for the period ended September 30, 2021. Since the note was issued, four semiannual payments of interest have been paid. See Note 6 – Notes Payable and Convertible Notes Payable.

(4)	On March 6, 2019, the Company entered into Settlement Agreement with Wildcat Consulting Group LLC (“Wildcat”), as settlement of a consulting agreement lawsuit the Company agreed to pay Wildcat a total of $300,000, payable in sixty monthly installments of $5,000 per month beginning March 2019 and continuing each month until the settlement is paid in full.

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

Common Stock

At September 30, 2021, there were 346,602,500 total shares of Common Stock outstanding.

During the three-months ended September 30, 2021, the Company: issued 3,911,628 shares of Rule 144 restricted Common Stock, including 3,687,500 shares issued in private placement to fifteen (15) accredited investors at an average price of $0.05 per share for $182,500, and 224,128 shares for costs related to the issuance of promissory notes at an average price of $0.03 per share. As of September 30, 2021, the Company has 198,500 shares of common stock to be issued to Kevin Jones, a related party, for costs related to issuance of promissory notes, and 625,000 shares of common stock to be issued in private placement to one (1) accredited investor, these shares will be issued in the fourth quarter of 2021.

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

Stock options, warrants and other rights

As of September 30, 2021 and 2020 respectively, the Company has not adopted and does not have an employee stock option plan.

For the year ended December 2020, the Company had 7,000,000 warrants outstanding, of which 4,000,000 have expired in 2021. As of September 30, 2021, the Company had total warrants issued and outstanding of 3,000,000, which are in favor of Dean Goekel and expire in June 2022. The exercise price of these remaining warrants is $0.03. There is no unvested expense relating to the warrants. After meeting certain deliverables set forth in the agreement, Mr. Goekel will be issued additional stock warrants for 1,000,000 shares at a strike price that is an average of the stock price for the 90 days that the deliverables have been met.

NOTE 9 - RELATED PARTY TRANSACTIONS

After approval during a properly called special meeting of the board of directors, on September 14, 2018 Mabert, LLC, a Texas Limited Liability Company owned by a director and stockholder, Kevin Jones and his late wife Christine Early, as an Agent for various private lenders including themselves, entered into a loan agreement (“Loan Agreement”) for the purpose of funding working capital and general corporate expenses for the Company of up to $1,500,000, which was subsequently amended to provide up to $5,000,000. The Company bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones as an Interested Director did not vote on this transaction. Since the inception of the Loan Agreement through September 30, 2021, a total of $2,754,005 (excluding a debt discount of $16,439) has been loaned to the Company and $911,062 has been accrued in interest by eight shareholders, including Mr. Jones. See Note 5 – Convertible Notes Payable and Notes Payable Related Parties.

Through Mabert, as of September 30, 2021, Mr. Jones along with his late wife and his company have loaned $2,678,651, net of repayments, and six other shareholders have loaned the balance of the Mabert Loans. These loans are secured by the assets of the Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the loan agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by the Agent for these shareholders. The actions of the Company in case of default can only be determined by the shareholders. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the loan agreement. Mabert did not nor will it receive compensation for its work as an agent for the lenders.

For the period ended September 30, 2021, the Company accrued expenses for related parties of $2,006,902 to account for the total deferred compensation expenses among two current executives, two former executive and one current employee. Each of the current executives and employees have agreed to defer their compensation until such time as sufficient cash is available to make such payments, the Company’s Chief Financial Officer having the express authority to determine what constitutes cash sufficiency from time-to-time.

Through the period ended September 30, 2021, the Company received $142,936 in cash advances (net of conversions to notes payable) from one of our directors, Kevin Jones, a greater than 5% shareholder. Through the period ended September 30, 2020, the Company received $113,785 in cash and payment advances from four directors, Michael Wykrent, Ransom Jones, Kent Harer and Kevin Jones, a greater than 5% shareholder, in the amounts of $10,000, $3,433, $5,000 and $95,352 respectively. These amounts have been accrued as Advances - related parties for the periods.

Through the periods ended September 30, 2021 and December 31, 2020, the Company made advances to an affiliate, OPMGE, of $412,885. As reported previously, the Company owns a non-consolidating 42.86% interest in the OPMGE GTL plant located in Wharton, Texas. In the event of default, the Company holds a second lien against the assets of OPMGE. The amount advanced was booked as a related party receivable by the Company. Given the uncertainty of the collectability of this receivable, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of December 31, 2020. The Company does not consider the results of the equity method investee to be material to the Company’s net loss. The cost basis for this equity method investee is zero and thus, losses have not been allocated to the Company.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

In August 2012, the Company entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-month period ended September 30, 2021, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, the Company entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended September 30, 2021. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist.

Effective April 1, 2019, the Company entered into an employment agreement with Ryan Turner for a term of twelve (12) months with compensation of $80,000 per year, to manage the Company’s Business Development and Investor Relations functions. Turner reports to the President of Greenway Technologies and is entitled to a no-cost grant of common stock equal to 2,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, valued at $.06 per share, or $150,000, which was expensed as of the effective date of the agreement. Such stock-based compensation shares were physically issued in February 2020. Mr. Turner is no longer with the Company.

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

Legal Matters

On October 19, 2019 the Company was served with a lawsuit by Norman Reynolds, a previously engaged counsel by the Company. The suit was filed in Harris County District Court, Houston, Texas, asserting claims for unpaid fees of $90,378. The jurisdiction for the case was moved to Tarrant County District Count, Fort Worth, Texas. While fully reserved, Greenway vigorously disputes the total amount claimed. Greenway has asserted counterclaims based upon alleged conflicts of interest, breaches of fiduciary duty and violations of the Texas Deceptive Trade Practices Act (“DTPA”). During the fourth quarter of 2021, the two parties met for mediation but no conclusion was reached. Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims.

On September 7, 2021, the Company was served with a demand for mediation and potential arbitration by Gregory Sanders, a previous employee of the Company. The demand claims Mr. Sanders had an employment agreement with the Company entitling him to certain compensation payments under the contract. No conclusion was met during mediation which occurred in the fourth quarter of 2021. Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims.

Capital Expenditures

The last funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the prior SOW. We signed a new SRA with UTA effective March 1, 2021 which relates to the testing and commercialization phase of our GTL technology. The term of the agreement is through February 15, 2022. The first payment under the SRA was made in March 2021 for $30,000. Going forward on the 15th of each month we will pay UTA $15,454.54 through February 15, 2022, for a total commitment of $200,000. For the nine-months ended September 30, 2021, we have paid UTA a total of $126,000.

NOTE 11-SUBSEQUENT EVENTS

Effective November 3, 2021, Kevin Jones resigned from the Board of Directors for the Company.

From October 1, 2021 through November 15, 2021, the Company issued 2,291,667 shares of Rule 144 restricted Common Stock issued in private placements to three accredited investors at an average price of $0.03 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending September 30, 2021 and 2020 should be read in conjunction with our unaudited Financial Statements and the notes to those unaudited Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Employees

As of the filing date of this Form 10-Q, we have two (2) full-time employees. Certain of these employees receive no compensation or compensation is deferred on a periodic basis by mutual written agreement. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

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

	September 30, 2021	December 31, 2020
Net loss	$(1,412,879)	$(2,541,972)
Net cash used in operations	(669,861)	(686,032)
Negative working capital	(9,795,323)	(8,844,210)
Stockholders’ deficit	(9,795,323)	(8,844,210)

As of September 30, 2021, we had total liabilities in excess of assets by $9,795,323 and used net cash of $669,861 for our operating activities. This is as compared to the most recent year ended December 31, 2020, when we used net cash of $686,032 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three-months ended September 30, 2021, compared to Three-months ended September 30, 2020.

We had no revenues for our consolidated operations for the quarters ended September 30, 2021 and 2020. We reported consolidated net losses for each of these periods of $474,645 and $903,545, respectively.

Operating Expenses.

General and Administrative Expenses. During the three-months ended September 30, 2021, general and administrative expenses decreased to $277,285 as compared to $312,444 for the prior year three-months ended September 30, 2020. The decrease was primarily due to decreased legal fees and salaries in the period offset by increased consulting fees.

Research and Development Expenses. During the three-months ended September 30, 2021, Research and Development expenses increased to $48,000, as compared to $0 for the prior year three-months ended September 30, 2020. The change was due to payments for the Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington for the testing and commercialization phase of our GTL technology.

Net Loss from Operations. Our net loss from operations increased to $325,285 for the quarter ended September 30, 2021, as compared to $312,444 for the quarter ended September 30, 2020.

Interest Expense. During the three-months period ended September 30, 2021, interest expense decreased to $149,360 as compared to interest expense of $192,391 for the prior year three-months ended September 30, 2020. The decrease was primarily due to the decreased interest expense from the settlement of the PowerUp loans in the year ended December 31, 2020.

Change in Fair Value of Derivative Liability and Derivative Expenses. During the three-months ended September 30, 2021, the loss on the fair value of derivatives was $0 as compared to a loss of $14,741, for the prior year three-month period in 2020. The change was due to the execution of the two PowerUp convertible notes payable in the first quarter of 2020, and the related changes in their fair values in the three-month period ended September 30, 2020. The convertible notes payable were settled as of December 31, 2020.

Net Loss. Our net loss decreased to $474,645 for the quarter ended September 30, 2021, as compared to $903,545 for the quarter ended September 30, 2020. The decrease was due primarily to a reserve of $412,885 being established for the OPMGE receivable in the quarter ended September 30, 2020.

Nine-months ended September 30, 2021, compared to Nine-months ended September 30, 2020.

We had no revenues for our consolidated operations for the nine-month periods ended September 30, 2021 and 2020. We reported consolidated net losses for each of these periods of $1,412,879 and $1,819,729, respectively.

Operating Expenses.

General and Administrative Expenses. During the nine-months ended September 30, 2021, general and administrative expenses decreased to $845,384, as compared to $890,946 for the prior year nine-months ended September 30, 2020. The decrease was primarily due to decreased legal fees, salaries, and travel expenses in the period offset by increased consulting fees.

Research and Development Expenses. During the nine-months ended September 30, 2021, Research and Development expenses increased to $126,000, as compared to $0 for the prior year nine-months ended September 30, 2020. The change was due to the payment of the renewal fee for the Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington and for the monthly payments on the SRA for the testing and commercialization phase of our GTL technology.

Net Loss from Operations. Our net loss from operations increased to $971,384 for the nine-months ended September 30, 2021, as compared to $890,946 for the nine-months ended September 30, 2020. The increase was due primarily to increased research and development expenses for the period.

Interest Expense. During the nine-months ended September 30, 2021, interest expense decreased to $441,495 as compared to interest expense of $564,668 for the prior year nine-months ended September 30, 2020. The decrease was primarily due to the decreased interest expense due to the settlement of the PowerUp loans in the year ended December 31, 2020.

Change in Fair Value of Derivative Liability and Derivative Expenses. During the nine-months ended September 30, 2021, the loss on the fair value of derivatives was $0 as compared to a gain of $53,023 for the change in the derivative fair value and a debt expense of $33,978 related to the derivatives, for the prior year nine-month period in 2020. The change was due to the execution of the two PowerUp convertible notes payable in the first quarter of 2020, and the related changes in their fair values through September 30, 2020. The convertible notes payable were settled as of December 31, 2020.

Net Loss. Our net loss decreased to $1,412,879 for the nine-months ended September 30, 2021, compared to a loss of $1,819,729 for the same nine-month period in 2020. The decrease was due primarily to a reserve of $412,885 being established for the OPMGE receivable in the nine-months ended September 30, 2020.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of September 30, 2021, we had $37,516 in cash, total assets of $37,656, and total liabilities of $9,832,979. Our total accumulated deficit on September 30, 2021, was $(34,434,680).

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. In the nine-months ended September 30, 2021, our working capital deficit increased by $951,113, primarily as the result of increases in accrued expenses and accrued expenses – related parties of $418,012, accrued interest payable of $360,566 and increases in notes payable to related parties of $325,961.

We are exploring various means to increase our working capital, including completing additional private stock sales and entering into new debt instruments.

Operating activities

Net cash used in operating activities during the nine-months ended September 30, 2021, was $669,861, as compared to $548,633 for the nine-months ended September 30, 2020.

Investing activities

Net cash used in investing activities for the nine-months ended September 30, 2021, was $0 compared to $25,000 for the period ended September 30, 2020, consisting of additional advances to OPMGE for deposits on a piece of specialized commercial equipment required to convert the Wharton, TX manufacturing facility for use of our GTL technology.

Financing Activities

Net cash provided by financing activities was $705,749 for the nine-months ended September 30, 2021, consisting of stockholder advances - related party of $429,249, sales of the Company’s Common Stock to private accredited investors of $416,500, offset by payments on notes payable to related parties of $100,000 and payments on the note payable to Wildcat of $40,000. Net cash provided by financing activities was $558,692 for the nine-months ended September 30, 2020, consisting primarily of the proceeds from a loan made by Director and shareholder, Kevin Jones, a related party under the Mabert Loan Agreement of $101,833, two loans from PowerUp totaling $171,000, sales of the Company’s Common Stock to accredited private investors of $75,000, advances by four of our directors of $113,785, and an advance made by an unrelated party of $20,000, offset by payments on notes payable to Wildcat of $50,000.

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

Commitments

Capital Expenditures

The last funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the prior SOW. We signed a new SRA with UTA effective March 1, 2021 which relates to the testing and commercialization phase of our GTL technology. The term of the agreement is through February 15, 2022. The first payment under the SRA was made in March 2021 for $30,000. Going forward on the 15th of each month we will pay UTA $15,454.54 through February 15, 2022, for a total commitment of $200,000. For the nine-months ended September 30, 2021, we have paid UTA a total of $126,000.

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-months ended September 30, 2021, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, we entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended September 2021. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist.

Mr. Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Upon his resignation, we agreed to pay the balance of his Employment Agreement then due and owing over time. Accordingly, we accrued $110,084 for the balance of his Employment Agreement, against which we have paid $35,000, leaving a balance remaining of $75,084 as of September 30, 2021. In addition, Mr. Olynick had previously entered into a consulting agreement (the “Olynick Agreement”) to provide general advisory services with us on April 18, 2019, and which included terms for payment of billable time at $40.00 per hour, plus approved expenses. The Olynick Agreement was terminated when Mr. Olynick became President of the Company on May 10, 2018. We have accrued $24,710 in expenses related to such prior consulting agreement expenses.

Effective April 1, 2019, we entered into an employment agreement with Thomas Phillips, Vice President of Operations, for a term of 12 months with compensation of $120,000 per year. Mr. Phillips reports to the President of GIE. Pursuant to his employment agreement, Mr. Phillips is entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, with such shares having been issued in February 2020. In addition, Mr. Phillips resigned from the Company effective December 15, 2020. We have accrued $175,000 for salary expenses outstanding as of September 30, 2021.

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

Paul Alfano, a director and greater than five percent (5%) shareholder entered into a consulting agreement with us on April 19, 2018 via Alfano Consulting Services (the “Alfano Agreement”), to provide board and senior management advice, including but not limited to corporate strategy, SEC regulatory adherence, sales and marketing strategies, document and presentation preparation and fund-raising support. Terms included payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. The Alfano Agreement was terminated when Mr. Alfano became a director on June 26, 2019. The Company has accrued Consulting Fees and Expenses of $118,705 for all prior periods through September 30, 2021. There is no payment schedule agreed to by the parties, and such accrued expenses will be paid only when the Company has sufficient liquidity to make such payment, or unless or until the parties agree to some other form of payment provision.

On October 19, 2020, the Company entered into a management consulting services agreement with Dean Goekel (the “Goekel Agreement” via “Analytical Professionals”), to manage engineering and vendor relationships, assist in defining the design and cost of certain capital equipment and to manage the direction of research, development and other related engineering activities. Mr. Goekel will also support the Company’s ongoing business operations, including assistance in commercialization and market implementation, strategic planning and other services. The agreed upon start date under the agreement is July 1, 2020 and the minimum engagement term was for six (6) months. After the initial term the agreement automatically renews for subsequent six (6) month terms unless the Company or Mr. Goekel terminates the agreement. Under the agreement, in exchange for Mr. Goekel’s services he will receive a minimum monthly fee of $10,000 per month in deferred compensation until such time that adequate funds are available for payment. As of September 30, 2021, we have accrued $150,000 in compensation expense related to this agreement. Additionally, under the agreement Mr. Goekel was issued stock warrants for 3,000,000 shares at a strike price of $0.03 per share effective July 1, 2020 and expiring on June 30, 2022. The Company recognized compensation expense related to these warrants of $25,137 for the year ended December 31, 2020. After meeting certain deliverables set forth in the agreement, Mr. Goekel will be issued stock warrants for 1,000,000 shares at a strike price that is an average of the stock price for the 90 days that the deliverables have been met.

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

Mining Leases

We have a minimum commitment during 2021 of approximately $11,880 for our annual lease maintenance fees due to Bureau of Land Management (“BLM”) for the Arizona Property, such payment was made prior to the due date of September 1, 2021. There is no actual lease agreement with the BLM, but we file an annual maintenance fee form and pay fees to the BLM to hold our claims.

Financing

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

During the nine month period ended September 30, 2021, we received related party loans from the following directors under the Mabert Loan facility: $354,248 from Kevin Jones, $70,000 from Michael Wykrent and $5,000 from Kent Harer. See also Note 5 – Convertible Notes Payable and Notes Payable Related Parties herein above.

For the three months ended September 30, 2021 we received $142,936 in cash and payment advances from our director, Kevin Jones, a greater than 5% shareholder which has been accrued as “Advances – related parties” for the period.

For the year ended December 31, 2020, we received $393,702 in related party loans from Mabert, acting as agent for various lenders to the Company.

Third-party financing

On September 7, 2021, the Company issued 62,500 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $2,500, or $0.04 per share.

On September 3, 2021, the Company issued 125,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $5,000, or $0.04 per share.

On August 31, 2021, the Company issued 600,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $30,000, or $0.05 per share.

On August 30, 2021, the Company issued 200,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $10,000, or $0.05 per share.

On August 27, 2021, the Company issued 300,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to three (3) accredited investors, for $15,000, or $0.05 per share.

On August 13, 2021, the Company issued 400,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $20,000, or $0.05 per share.

On August 10, 2021, the Company issued 800,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to two (2) accredited investors, for $40,000, or $0.05 per share.

On August 9, 2021, the Company issued 100,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $5,000, or $0.05 per share.

On August 5, 2021, the Company issued 400,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to two (2) accredited investors, for $20,000, or $0.05 per share.

On August 3, 2021, the Company issued 500,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $25,000, or $0.05 per share.

On August 2, 2021, the Company issued 200,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $10,000, or $0.05 per share.

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

Off-Balance Sheet Arrangements

During the year ended December 2019, we entered into a revenue interest research and development venture with Mabert and an employee, Tom Phillips, OPMGE. We account for our participation under the Equity Method, as further defined herein below, whereby we may be subject to future gains and losses that are reasonably likely to have an effect on our reported results of operations and liquidity. We are not required to invest, participate in any of the ongoing costs, financing or capital expenditures made by OPMGE. Since inception of this arrangement, we have advanced a total of $412,885 to OPMGE, and accordingly, had accrued a receivable from OPMGE. We have evaluated this receivable and have determine that collectability is uncertain. Accordingly, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of September 30, 2021.

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

Equity Method Investment

On August 29, 2019, we entered into a research and development venture, OPMGE, with Mabert and an employee, Tom Phillips. We contributed a limited license to use our proprietary and patented GTL technology and a working G-Reformer refractory unit, for no actual cost basis, in exchange for 300 membership units in OPMGE, equating to an approximately a 42.8% current interest in OPMGE, pending the expected issuance of an additional 300 membership units, equating to a net 30% ownership interest in OPMGE at that time. There was not previously and is no book or asset value attributed to the contributed technology. We evaluated our interest in OPMGE and determined that we do not control OPMGE. We account for our interest in OPMGE via the equity method of accounting. To our knowledge, at September 30, 2021, OPMGE had no material business activity as of such date. As described in “Note 9 – Related Party Transactions” herein above, we maintain a related party receivable from OPMGE related to advances made to assist in certain capital expenditures. As of September 30, 2021, the Company has fully reserved the full amount of this equity method receivable with OPMGE.

Stock-Based Compensation

Accounting Standard 718, “Compensation – Stock Compensation” (“ASC 718”) established financial accounting and reporting standards for share-based payments issued to employees and share-based payments issued to nonemployees for goods and services. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. We account for compensation cost for stock option plans and share-based payments to non-employees in accordance with ASC 718.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 3-months or less to be cash equivalents. There were no cash equivalents at September 30, 2021, or December 31, 2020. Unless otherwise indicated, all references to “dollars” in this Form 10-Q are to U.S. dollars.

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

Net Loss per Share, Basic and Diluted

We have adopted Accounting Standards Codification Subtopic 260-10, Earnings per Share, specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. Shares issuable upon the exercise of warrants (3,000,000), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (823,500) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive as of September 30, 2021. Shares issuable upon the exercise of warrants (8,000,000), shares convertible for debt (3,616,539) and shares outstanding but not yet issued (356,186) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive as of September 30, 2020.

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

In September 2021, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of September 30, 2021, our internal control over financial reporting was ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2021:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended September 30, 2021, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of six directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending September 30, 2021, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On October 19, 2019 the Company was served with a lawsuit by Norman Reynolds, a previously engaged counsel by the Company. The suit was filed in Harris County District Court, Houston, Texas, asserting claims for unpaid fees of $90,378. The jurisdiction for the case was moved to Tarrant County District Count, Fort Worth, Texas. While fully reserved, Greenway vigorously disputes the total amount claimed. Greenway has asserted counterclaims based upon alleged conflicts of interest, breaches of fiduciary duty and violations of the Texas Deceptive Trade Practices Act (“DTPA”). During the fourth quarter of 2021, the two parties met for mediation but no conclusion was reached. Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims.

On September 7, 2021, the Company was served with a demand for mediation and potential arbitration by Gregory Sanders, a previous employee of the Company. The demand claims Mr. Sanders had an employment agreement with the Company entitling him to certain compensation payments under the contract. No conclusion was met during mediation which occurred in the fourth quarter of 2021. Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended September 30, 2021, the Company: issued 3,911,628 shares of Rule 144 restricted Common Stock, including 3,687,500 shares issued in private placement to fifteen (15) accredited investors at an average price of $0.05 per share for $182,500, and 224,128 shares for costs related to the issuance of promissory notes at an average price of $0.03 per share. As of September 30, 2021, the Company has 198,500 shares of common stock to be issued to Kevin Jones, a related party, for costs related to issuance of promissory notes, and 625,000 shares of common stock to be issued in private placement to one (1) accredited investor, these shares will be issued in the fourth quarter of 2021.

During the three-month period ended June 30, 2021, we: issued 6,222,797 shares of Rule 144 restricted Common Stock, including 4,766,667 shares issued in private placement to five (5) accredited investors at an average price of $0.04 per share for $173,000, and 482,500 shares issued for payment of consulting fees at a price of $0.03 per share, and 973,630 shares for costs related to the issuance of promissory notes at an average price of $0.05 per share.

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

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd., as part of the consideration for an agreed stipulated judgement, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. Since the note was issued, two semiannual payments of interest have been paid. The Company was in default of its semiannual interest payment due on February 15, 2021. In May 2021, the Company made the semi-annual interest payment (including late fees) and cured the default. See Note 6 – Notes Payable and Convertible Notes Payable.

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

Date: November 15, 2021

	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

