Form 10-K
period 2021-12-31
GREENWAY TECHNOLOGIES INC
filed 2022-04-11
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTCQB Market operated by the OTC Markets Group, Inc. on that day was $20,561,452.

Class	Outstanding as of April 8, 2022
Common Stock, par value $0.0001 per share	357,626,000

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

In this Form 10-K, “we,” “our,” “us,” the “Company,” “GWTI” and similar terms in this report, including references to “UMED” and “Greenway” all refer to Greenway Technologies, Inc., and our wholly-owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”), unless the context requires otherwise.

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

On July 23, 2019, we announced that Mabert LLC, a Texas limited liability company (“Mabert”), 100% owned by Kevin Jones, acquired INFRA Technology Group’s U.S. GTL plant and technology located in Wharton, Texas (the “Wharton Plant”). Mabert purchased the entire 5.2-acre site, plant and equipment, including INFRA’s proprietary FT reactor system and operating license agreement.

On August 29, 2019, to further facilitate the commercialization process, we announced that Greenway entered into a joint venture with OPM Green Energy, LLC, a Texas limited liability company (“OPMGE”), for a 42.857% ownership interest in OPMGE. In exchange for its 42.857% ownership of OPMGE, Greenway agreed to contribute a G-Reformer to the entity. The other members of OPMGE are Mabert, which owns 42.857% and Tom Phillips, our former Vice President of Operations for GIE, who owns 14.286%. Additionally, OPMGE entered a LEASE AGREEMENT with Mabert whereby OPMGE leased the Wharton Plant from Mabert. Our involvement in OPMGE was intended to facilitate third-party certification of our G-Reformer and related equipment and technology. In addition, we anticipated that OPMGE’s operations would demonstrate that the G-Reformer is a commercially viable technology for producing Syngas and marketable fuel products. As the first operating GTL plant to use our proprietary reforming technology and equipment, the Wharton Plant was initially expected to yield a minimum of 75 - 100 barrels per day of gasoline and diesel fuels from converted natural gas.

Greenway never transferred the G-Reformer to OPMGE, as required by the LIMITED LIABILITY COMPANY AGREEMENT OF OPM GREEN ENERGY, LLC. Accordingly, it defaulted on its obligation under the agreement. Under the LEASE AGREEMENT between Mabert and OPMGE, OPMGE was required to pay rent and to pay the following expenses relating to the operation of the Wharton Plant:

●	Utilities
●	Trash removal and lawn maintenance
●	Taxes
●	Insurance
●	Maintenance, Repairs or Alterations

The lease stated that this transaction was a “Triple Net Lease.”

If OPMG did not pay rent or the other expenses outlined above, it represented Events of Default, which allowed Mabert the right to terminate the lease. Based on the Events of Default that occurred, Mabert exercised its right to terminate the lease.

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

Products created by the GTL process include High Cetane Diesel, Naphtha, Technical Grade Water, and high value, high purity chemicals. The chemicals which would be produced in the GTL plant would be vital to many industries including pharmaceutical, cosmetics, fragrances, adhesives, and others. The vast majority of these chemicals are produced in China. Such dependency makes America captive to shortfalls whether they are manufacturing related or intentional. By making these chemicals in the USA, we reduce that dependency and keep the product, the jobs, and the profits in America.

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

Competition

Key industry players include: Chevron Corporation; KBR Inc, PetroSA, Qatar Petroleum, Royal Dutch Shell; and Sasol Limited. In terms of global production and consumption, Shell had the largest market share in 2021, with virtually all current production located overseas. Our technology is not designed to compete with the large refinery-size GTL plants operated by such large industry operators. Our plants are designed to be scaled to meet individual gas field production requirements on a distributed and mobile basis. According to a report released in July 2019 by the Global Gas Flaring Reduction Partnership (“GGFRP”), there are currently only 5 small-scale GTL plant technologies that have been proven and are now available for flared gas monetization available in the U.S., including: Greyrock (“Flare to Fuels”); Advantage Midstream (licensing Greyrock technology); EFT (“Flare Buster”); Primus GE and GasTechno (“Methanol in a Box”). We were not a direct part of this study, as we had not received 3rd party certification of our proprietary technology as of the date of this report.

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

On June 26, 2019, we held our annual shareholders meeting in Arlington, Texas. There were seven proposals presented for vote by our shareholders (the “Shareholders”), including to approve the Company’s slate of directors, to amend our Certificate, to amend our bylaws, and to ratify our then current independent public accounting audit firm. We disclosed the results of the vote of the Shareholders on our Current Report Form 8-K, filed with the SEC on July 2, 2019, which is incorporated herein by reference. On August 1, 2019, we filed a Current Report on Form 8-K/A, noting that due to a potential tabulation error, we were reviewing the results for Proposal 2, which was to amend our Company’s Certificate to increase the authorized shares of capital stock of the Company and Proposal 3, which was to amend the Company’s Certificate to permit the vote of the holders of the majority of shares entitled to vote on and represented in person or by proxy at a meeting of the Shareholders at which a quorum is present, to be the action of the Shareholders, including for “fundamental actions,” as such term is defined by the Texas Business Organizations Code (the “TBOC”) .. To resolve any such potential errors, we called a special meeting of the Shareholders to be held December 11, 2019, in Arlington, Texas.

On December 11, 2019, we held a special meeting of the Shareholders to approve four proposals. In connection with these four proposals, we filed a Certificate of Amendment to the Certificate with the Secretary of State of the State of Texas, which is attached as Exhibit 3.9 to our Company’s Current Report on Form 8-K filed with the SEC on December 16, 2019, and incorporated herein by reference. All four proposals passed overwhelmingly. For more information regarding these proposals, please see our Definitive Proxy Statement on Schedule 14A filed with the SEC on November 19, 2019 and incorporated herein by reference.

Employees

As of the filing date of this Form 10-K, we have two (2) full-time employees. Certain of these employees receive no compensation or compensation is deferred on a periodic basis by mutual agreement. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

The accompanying consolidated financial statements to this Form 10-K (our “Financial Statements”) have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2021, we have an accumulated deficit of $34,766,177. For the year ended December 31, 2021, we incurred a net loss of $1,744,376 and used $791,906 in net cash for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources.

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

If substantial competitors enter our targeted markets, such as licensing of smaller independent oil and gas operators or the creation of blend stock for existing large refinery operations, we may be unable to compete successfully against such competition. Our potential competitors may have greater human and financial resources than we do at any given time, and there is significant competition for experienced personnel and financial capital in the oil and gas industry. Therefore, it can be difficult for smaller companies such as ours to attract the personnel and related investment for our various business activities needed to succeed. We cannot give any assurances that we will be able to successfully compete for such personnel and capital funds. Without adequate financial resources, our management cannot be certain that we will be able to compete successfully in our operations.

Although the longevity of patents in the United States are limited in duration to 21 years, this should not affect the Company’s long-term ability to successfully monetize the intellectual property it owns.

As of December 31, 2021, we own United States Patents Nos. 8,574,501 B1, originally issued November 5, 2013 and 8,795,597 B2, issued August 5, 2014, covering our GTL conversion technology for the purpose of converting natural gas to clean synthetic fuels in a small-plant and mobile application. On April 28, 2020, the Company was issued a new U.S. Patent 10,633,594 B1 for syngas generation for gas-to-liquid fuel conversion. The Company has several other pending patent applications, both domestic and international, related to various components and processes involving our proprietary GTL methods, which when granted, will further complement our existing portfolio of issued patents and pending patent applications.

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

COVID-19 and its current extraordinary impact on the world economy has reduced oil consumption globally, decreasing crude oil prices, to levels not seen since the early 1980’s. The economics of GTL conversion rely in part on the arbitrage between oil and natural gas prices, with economic models for many producers, including our own models, using a range of $30-60/bbl (for WTI or Brent Crude as listed daily on the Nymex and ICE commodities exchanges) to determine relative profitability of their GTL operations. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. The Company continues to monitor the impact of the COVID-19 outbreak closely. The extent to which the COVID-19 outbreak will impact our operations, and/or ability to obtain financing or future financial results is uncertain.

We may fail to establish and maintain strategic relationships.

We believe that establishing strategic industry partnerships and natural gas producer customer relationships will greatly benefit the growth of our business and the deployment of our GTL technology. To further such relationships, we have and will continue to seek out and enter into strategic alliances, joint ventures, and similar production relationships, including similar to those announced during the 2019 with INFRA Technologies, OPMGE and the ongoing relationship with UTA. Our affiliation with OPMGE was terminated. We continue to seek out and have discussions with potential gas producer on both a customer and financing basis. However, we may not be able to maintain our current or enter into new strategic partnerships on commercially reasonable terms, or at all, and may not be able to create financial or customer relationships with natural gas producers. Even if we enter new natural gas producer relationships, such financial partners and/or customers may not have sufficient production of location based natural gas to provide profitable revenues or otherwise prove advantageous to our business. Our inability to enter into such new relationships or strategic alliances could have a material and adverse effect on our business.

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

We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2021, we had $6,375,494 of total accrued current liabilities and $3,571,931 of current debt (net of debt discounts totaling $8,742), bearing an average cash interest of 17.8% per year when current and 18% default interest when any such loans are not current. For more details on our indebtedness, please see Notes 5 and 6 of our Financial Statements.

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

The Company received a letter dated November 15, 2021, from the Securities and Exchange Commission (“SEC”) asking for the Company for comments on disclosures made in the Form 10-K for the Year Ended December 31, 2020 and in the Form 10-Q for the Period Ended June 30, 2021. The inquiry pertained to disclosures under Items 307 and 308 of Regulation S-K. Item 307 of Regulation S-K addresses “Disclosure Controls and Procedures” and Item 308 of Regulation S-K addresses “Internal Control Over Financial Reporting.” The Company responded to the inquiry. In a letter to the Company from the Securities and Exchange Commission dated February 2, 2022, the SEC stated, “We have completed our review of your filings.” This action closed the matter.

Item 2.	Properties.

Our principal office is 1521 North Cooper St., Suite 205, Arlington, Texas 76011, leased at a rate of $985 per month, plus the cost of utilities, which is generally less than $100.00 per month. We believe these facilities are adequate for at least the next 12 months. We expect that we could locate to other suitable facilities at comparable rates, should we need more or less space.

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

On October 19, 2019 the Company was served with a lawsuit by Norman Reynolds, a previously engaged counsel by the Company. The suit was filed in Harris County District Court, Houston, Texas, asserting claims for unpaid fees of $90,378. While fully reserved, Greenway vigorously disputes the total amount claimed. Greenway has asserted counterclaims based upon alleged conflicts of interest, breaches of fiduciary duty and violations of the Texas Deceptive Trade Practices Act (“DTPA”). During the fourth quarter of 2021, the two parties met for mediation, but no conclusion was reached. Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims.

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

Fiscal 2020 Quarter Ended:	High	Low
March 31, 2020	$0.11	$0.04
June 30, 2020	$0.06	$0.03
September 30, 2020	$0.04	$0.02
December 31, 2020	$0.02	$0.01

Fiscal 2021 Quarter Ended:
March 31, 2021	$0.09	$0.01
June 30, 2021	$0.07	$0.02
September 30, 2021	$0.07	$0.04
December 31, 2021	$0.05	$0.01

As of April 8, 2022, we had 357,626,000 shares of Common Stock outstanding. Our shares of Common Stock are held by 542 Shareholders of record. The number of Shareholders of record was determined from the records of our transfer agent, Transfer Online, Inc. (our “Transfer Agent”), and does not include beneficial owners of our Common Stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. The mailing address our Transfer Agent is 512 SE Salmon Street, 2nd Floor, Portland, Oregon 97214, and its telephone number is (503) 227-2950.

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

Unregistered Sales of Equity Securities

For the year ended December 31, 2021, we issued 19,792,759 shares of the Company’s common stock, including 1,197,758 shares of restricted common stock for costs related to Promissory Notes the Company executed in 2020 in favor of Mabert LLC; 482,500 shares issued for consulting fees; and 18,112,501 through private sales to accredited investors.

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

All of the above-described accredited investors who received shares of our Common Stock were provided with access to our filings with the SEC, including the following: information: (i) contained in our annual report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 2020; and (ii) contained in any reports or documents required to be filed by us under Sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act, since the distribution or filing of the reports specified above. In addition, such investors received a description of securities being offered for sale, and any material changes to our affairs that were not disclosed in the other documents furnished.

Item 6.	Selected Financial Data.

We are a smaller reporting company; as a result, we are not required to report selected financial data disclosures as required by Item 301 of Regulation S-K promulgated under the Exchange Act (“Regulation S-K”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2021 and 2020 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-K and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Going Concern

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 8, 2022, which is included with our consolidated Financial Statements and raises substantial doubt about our ability to continue as a going concern.

	2021	2020
Net loss	$(1,744,376)	$(2,541,972)
Net cash used in operations	(791,906)	(686,032)
Negative working capital	(9,886,820)	(8,844,210)
Stockholders’ deficit	(9,886,820)	(8,844,210)

As of December 31, 2021, we had total liabilities in excess of assets by $9,886,820. Also, during the year ended December 31, 2021, we used net cash of $791,906 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our ability to achieve profitability will depend upon our ability to finance, manufacture, and market/operate GTL units. Our growth is dependent on attaining profit from our operations and our raising additional capital either through the sale of our Common Stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit. We will be unable to pay our obligations in the normal course of business or service our debt in a timely manner throughout 2022 without raising additional debt or equity capital. There can be no assurance that we will raise additional debt or equity capital.

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

Results of Operations

For Year Ended December 31, 2021 as Compared to Year Ended December 31, 2020:

We had no revenues for consolidated operations for the years ended December 31, 2021 and 2020. We reported consolidated net losses during the years ended December 31, 2021 and 2020 of $1,744,376 and $2,541,972, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the years ended December 31, 2021, and December 31, 2020:

	2021	2020
General and administrative	$998,103	$1,341,512
Research and development	158,000	30,000

Gain on change in fair value of derivative	-	62,645
Interest expense	(588,273)	(769,170)
Settlement loss - loan agreement	-	(17,881)
Gain on settlement of accounts payable	-	809
Reserve for equity method investment receivable	-	(412,885)
Convertible debt derivative expense	-	(33,978)

Operating Expenses. During the year ended December 31, 2021, operating expenses decreased to $1,156,103, as compared to $1,371,512 for the year ended December 31, 2020. The decrease was due primarily to a $139,667 decrease in salaries, a $84,591 decrease in legal expense and a $42,000 decrease in compensation expense related to warrants in 2020 offset by a $128,000 increase in research and development expenses in 2021 compared to the same period in 2020. Major operating expense categories consisted of the following:

Salaries. During the year ended December 31, 2021, total salaries decreased to $390,333 as compared to $530,000 for the year ended December 31, 2020. The decrease is due to one employee leaving in the fourth quarter of 2020 and another leaving in the fourth quarter of 2021.

Consulting Fees. During the year ended December 31, 2021, consulting expense decreased to $325,899, as compared to $332,961 for the year ended December 31, 2020.

Travel Expenses. During the year ended December 31, 2021, travel expenses decreased to $0, as compared to $18,487 in the year ended December 31, 2020. The decrease in travel expenses was due no travel in 2021 compared air travel during the first quarter of 2020.

Legal Expenses. During the year ended December 31, 2020, legal expenses decreased to $122,205, as compared to $206,796 in the year ended December 31, 2020. The decrease in legal fees was due primarily to decreased legal matters in progress during 2021 and settlement of various matters year to year.

Research and Development Costs. During the year ended December 31, 2021, research and development costs increased to $158,000, as compared to $30,000 in the year ended December 31, 2020. The change was due to the payment of the renewal fee for the SRA with the University of Texas at Arlington and for the monthly payments on the SRA for the testing and commercialization phase of our GTL technology.

Interest Expense. During the year ended December 31, 2021, interest expense decreased to $588,273, including interest to related parties of $478,646, as compared to $769,170 for the year ended December 31, 2020. The decrease was primarily due to the decreased interest expense due to the settlement of the PowerUp loans in the year ended December 31, 2020.

Change in Fair Value of Derivative Liability and Derivative Expenses. During the year ended December 31, 2021, the gain on the fair value of derivatives was $0 as compared to a gain of $62,645 for the change in the derivative fair value and a debt expense of $33,978 related to the derivatives for the year ended December 31, 2020. The change was due to the execution of the two PowerUp convertible notes payable in the first quarter of 2020, and the related changes in their fair values through 2020. The convertible notes payable were settled as of December 31, 2020

Loss from Operations. Our net loss from operations decreased to $1,156,103 in the year ended December 31, 2021, as compared to $1,371,512 for the year ended December 31, 2020, for the reasons listed above.

Net Loss. Our consolidated net loss decreased to $1,744,376, or a negative $0.01 per basic and diluted earnings share for the year ended December 31, 2021, as compared to a net loss of $2,541,972, or a negative $0.01 per basic and diluted earnings share for the same period ended 2020. The weighted-average number of shares of Common Stock used in the earnings per share for the basic and dilutive computation was 342,400,231 for the year ended December 31, 2021, and 312,854,191 for the year ended December 31, 2020.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. We had $60,549 in cash, total assets of $60,605, and total liabilities of $9,947,425 as of December 31, 2021. Total accumulated deficit at December 31, 2021, was ($34,766,177).

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between December 31, 2021, and December 31, 2020:

	2021	2020	$ Change	% Change
Cash	$60,549	$1,628	$58,921	3619%
Total current assets	$60,605	$12,863	$47,742	371%
Total assets	$60,605	$12,863	$47,742	371%
Accounts payable and accrued liabilities	$5,225,368	$4,908,321	$317,047	6%
Notes payable and accrued interest	$4,722,057	$3,948,752	$773,305	20%
Total current liabilities	$9,947,425	$8,857,073	$1,090,352	12%
Total long-term debt	$0	$0	$0	0%
Total liabilities	$9,947,425	$8,857,073	$1,090,352	12%

To increase our working capital we have considered completing additional private stock sales and entering into new debt instruments. During the year ended December 31, 2021, sales of our Common Stock provided $656,500. During the year ended December 31, 2020, sales of our Common Stock provided $155,000. In January 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with PowerUp Lending Group, Ltd., a Virginia corporation (“PowerUp”), that specializes in making funding commitments to small-cap public companies. PowerUp had agreed to provide up to $1,000,000 to us over a twelve (12) month period, subject to period determined stock price and trading attributes, and we borrowed $171,000 during the first quarter of 2020 under this from of Purchase Agreement. During the third and fourth quarters of 2020, the lenders converted the outstanding convertible notes to equity.

Operating Activities

Net cash used in operating activities during the year ended December 31, 2021, was $791,906, as compared to $686,032 for the year ended December 31, 2020.

Investing activities

Net cash used in investing activities for the year ending December 31, 2021 was $0, as compared to $25,000 for the year ended December 31, 2020.

Financing Activities

Net cash provided by financing activities was $850,827 for the year ended December 31, 2021, comprised of $656,500 in sales of our Common Stock, $354,327 received from stockholder advances, less $100,000 of payments on notes payable to related parties and $60,000 on other notes payable.

Net cash provided by financing activities was $696,617 for the year ended December 31, 2020, comprised of $155,000 in sales of our Common Stock, $171,000 in proceeds from convertible notes payable, $215,609 in proceeds from Notes – Related Parties, $270,008 received from stockholder advances, less $115,000 of payments on notes payable related to legal settlements.

Our accompanying Financial Statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization. As shown in the accompanying Financial Statements, we have incurred an accumulated deficit of $34,766,177 and $33,021,801 as of December 31, 2021, and 2020, respectively. Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Commitments

Capital Expenditures

The last funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the prior SOW. We signed a new SRA with UTA effective March 1, 2021 which relates to the testing and commercialization phase of our GTL technology. The term of the agreement is through February 15, 2022. The first payment under the SRA was made in March 2021 for $30,000. Going forward on the 15th of each month we will pay UTA $15,454.54 through February 15, 2022, for a total commitment of $200,000. For the year ended December 31, 2021, we have paid UTA a total of $158,000.

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with Raymond Wright, for the position of president of GIE, for a term of five years with compensation of $90,000 per year. In September 2014, Mr. Wright’s employment agreement was amended to increase his annual pay to $180,000. By its terms, Mr. Wright’s employment agreement automatically renewed on August 12, 2020 and 2021, for a successive one-year periods. During the twelve-months ended December 31, 2021, we paid and/or accrued a total of $180,000 for this fiscal year under the terms of the agreement. Mr. Wright is also the chairman of our Board of Directors.

Effective May 10, 2018, we entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended December 31, 2021. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist. The foregoing summary of Mr. Olynick’s and Mr. Jones’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreements by and between Mr. Olynick, Mr. Jones and our Company, dated Mary 10, 2018, copies of which are filed as Exhibits 10.39 and 10.40 to this Form 10-K and incorporated by reference herein.

Mr. Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Upon his resignation, we agreed to pay the balance of his Employment Agreement then due and owing over time. Accordingly, we accrued $110,084 for the balance of his Employment Agreement, against which we have paid $35,000, leaving a balance remaining of $75,084 for the year ending December 31, 2021. In addition, Mr. Olynick had previously entered into a consulting agreement (the “Olynick Agreement”) to provide general advisory services with us on April 18, 2019, and which included terms for payment of billable time at $40.00 per hour, plus approved expenses. The Olynick Agreement was terminated when Mr. Olynick became President of the Company on May 10, 2018. We have accrued $25,510 in expenses related to such prior consulting agreement expenses. See Exhibit 10.42 incorporated by reference herein.

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

Effective April 1, 2019, we entered into an employment agreement with Ryan Turner for a term of twelve (12) months with compensation of $80,000 per year, to manage our business development and investor relations. Mr. Turner reports to the President of Greenway Technologies and is entitled to a no-cost grant of common stock equal to 2,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, valued at $.06 per share, or $150,000, which we expensed as of the effective date of the agreement. Mr. Turner’s employment was terminated on September 7, 2021. The foregoing summary of the Mr. Turner’s employment agreement is qualified in its entirety by its reference to the actual true and correct Employment Agreement by and between Ryan Turner and our Company, dated April 1, 2019, a copy of which is filed as Exhibit 10.58 to this Form 10-K and incorporated by reference herein.

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

Paul Alfano, a director and greater than five percent (5%) shareholder entered into a consulting agreement with us on April 19, 2018 via Alfano Consulting Services (the “Alfano Agreement”), to provide board and senior management advice, including but not limited to corporate strategy, SEC regulatory adherence, sales and marketing strategies, document and presentation preparation and fund-raising support. Terms included payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. A copy is available by Exhibit 10.44 incorporated by reference herein. The Alfano Agreement was terminated when Mr. Alfano became a director on June 26, 2019. The Company has accrued Consulting Fees and Expenses of $120,988 for all prior periods through the year ending December 31, 2021. There is no payment schedule agreed to by the parties, and such accrued expenses will be paid only when the Company has sufficient liquidity to make such payment, or unless or until the parties agree to some other form of payment provision.

On October 19, 2020, the Company entered into a management consulting services agreement with Dean Goekel (the “Goekel Agreement” via “Analytical Professionals”), to manage engineering and vendor relationships, assist in defining the design and cost of certain capital equipment and to manage the direction of research, development and other related engineering activities. Mr. Goekel will also support the Company’s ongoing business operations, including assistance in commercialization and market implementation, strategic planning and other services. The agreed upon start date under the agreement is July 1, 2020 and the minimum engagement term was for six (6) months. After the initial term the agreement automatically renews for subsequent six (6) month terms unless the Company or Mr. Goekel terminates the agreement. Under the agreement, in exchange for Mr. Goekel’s services he will receive a minimum monthly fee of $10,000 per month in deferred compensation until such time that adequate funds are available for payment. As of December 31, 2021, we have accrued $180,000 in compensation expense related to this agreement. Additionally, under the agreement Mr. Goekel was issued stock warrants for 3,000,000 shares at a strike price of $0.03 per share effective July 1, 2020 and expiring on June 30, 2022. The Company recognized valued and recognized compensation expense related to these warrants of $25,137 for the year ended December 31, 2020. After meeting certain deliverables set forth in the agreement, Mr. Goekel will be issued stock warrants for 1,000,000 shares at a strike price that is an average of the stock price for the 90 days that the deliverables have been met.

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

Mining Leases

We have a minimum commitment during 2021 of approximately $11,880 for our annual lease maintenance fees due to Bureau of Land Management (“BLM”) for the Arizona, such payment was made prior to the due date of September 1, 2021. There is no actual lease agreement with the BLM, but we file an annual maintenance fee form and pay fees to the BLM to hold our claims. The next payment will be due on September 1, 2022.

Financing

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the year ended December 31, 2021, we received $429,247 in related party loans from Mabert, acting as agent for various lenders to the Company. See also Note 5 – Term Notes Payable and Notes Payable Related Parties to our Financial Statements.

As of December 31, 2021, we received $68,014 in cash and payment advances, net of repayments, from our director, Kevin Jones, a greater than 5% shareholder which has been accrued as “Advances - related parties” for the period.

For the year ended December 31, 2020, we received $393,702 in related party loans from Mabert, acting as agent for various lenders to the Company.

Third-party financing

On December 23, 2021, the Company 333,333 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $10,000, or $0.03 per share.

On December 22, 2021, the Company issued 1,500,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to two (2) accredited investors, for $45,000, or $0.03 per share.

On December 20, 2021, the Company issued 1,000,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $30,000, or $0.03 per share.

On December 2, 2021, the Company issued 166,667 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $5,000, or $0.03 per share.

On November 29, 2021, the Company issued 1,000,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $30,000, or $0.03 per share.

On November 24, 2021, the Company 166,667 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $5,000, or $0.03 per share.

On November 23, 2021, the Company 333,333 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $10,000, or $0.03 per share.

On November 18, 2021, the Company issued 1,666,667 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $50,000, or $0.03 per share.

On November 3, 2021, the Company issued 1,000,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $30,000, or $0.03 per share.

On November 1, 2021, the Company issued 666,667 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $20,000, or $0.03 per share.

On October 8, 2021, the Company issued 625,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $25,000, or $0.04 per share.

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

Off-Balance Sheet Arrangements

During the year ended December 2019, we entered into a revenue interest research and development venture with Mabert and an employee, Tom Phillips, OPMGE. However, based on events of default in their agreement with the Company, Mabert no longer has any formal arrangements with OPMGE or Tom Phillips. Since inception of this arrangement, we have advanced a total of $412,885 to OPMGE. Given the uncertainty of the collectability of this receivable, the Company has fully reserved for this amount as of December 31, 2021.

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

Equity Method Investment

On August 29, 2019, we entered into a research and development venture, OPMGE, with Mabert and an employee, Tom Phillips. We contributed a limited license to use our proprietary and patented GTL technology and a working G-Reformer refractory unit, for no actual cost basis, in exchange for 300 membership units in OPMGE, equating to an approximately a 42.857% current interest in OPMGE, pending the expected issuance of an additional 300 membership units, equating to a net 30% ownership interest in OPMGE at that time. OPMGE is no longer operating and no longer a viable entity. There was not previously and is no book or asset value attributed to the contributed technology. Any advances made to OPMGE have been fully reserved for by the Company due to the lack of collectability.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 3-months or less to be cash equivalents. There were no cash equivalents at December 31, 2021, or December 31, 2020. Unless otherwise indicated, all references to “dollars” in this Form 10-K are to U.S. dollars.

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

Net Loss per Share, Basic and Diluted

We have adopted Accounting Standards Codification Subtopic 260-10, Earnings per Share, specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. Shares issuable upon the exercise of warrants (3,000,000), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (365,166) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive as of December 31, 2021. Shares issuable upon the exercise of warrants (7,000,000), shares of Common Stock convertible for debt (2,083,333) and shares of Common Stock outstanding but not yet issued (537,762) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive as of December 31, 2020.

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

Subsequent Events

From January 1, 2022 through the period ended April 8, 2022, the Company issued 2,565,166 shares of common stock comprised of: 2,366,666 shares of Rule 144 restricted Common Stock issued in a private placement to four accredited investors at an average price of $0.02 per share and 198,500 shares issued to Kevin Jones, a related party, for costs related to issuance of promissory notes.

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

In the year ending December 31, 2021, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer, have concluded that as of December 31, 2021, our internal control over financial reporting was ineffective.

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

As of December 31, 2021, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of December 31, 2021, our internal control over financial reporting was ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the year ended December 31, 2021, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of six directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director
Raymond Wright	85	Chairman of the Board, President of GIE, and Director	2016
Ransom Jones	73	Director, Chief Financial Officer, Secretary and Treasurer	2016
Kent Harer	65	Director and President	2017
Paul Alfano	66	Director (Independent)	2019
Michael Wykrent	78	Director (Independent)	2019

The members of our Board of Directors are subject to change from time to time by the vote of our Shareholders at special or annual meetings to elect directors. Our current Board of Directors consists of five directors, who have expertise in our business. No date for the next annual meeting of Shareholders is specified in our bylaws or has been fixed by the Board of Directors. Officers are elected annually by the directors. The term of office of each officer ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of Shareholders, or until such time when such officer’s successor is elected and qualified.

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

Kevin Jones served on the Board of Directors prior to his resignation on November 3, 2021. Ransom Jones and Kevin Jones are brothers.

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

As approved by our Shareholders at a Special Shareholders meeting (“Special Shareholders Meeting”) held on December 11, 2019, we amended our Certificate of Formation (Articles of Incorporation) to change the voting requirements specifying that the vote required to approve certain actions before our Stockholders, including “fundamental actions,” as defined by Texas Business Organizations Code (the “TBOC”) Section 21.364, and “fundamental business transactions,” as defined by TBOC Section 1.002(32). See our Form 8-K filed December 16, 2019 for more detailed information, incorporated by reference herein.

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

Summary Compensation Table

The following table sets forth the compensation for our named executive officers for each of the two completed fiscal years ended December 31, 2021, and December 31, 2020:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equiy Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Ray Wright (1)	2020	180,000	-	-	-	-	-	-	180,000
	2021	180,000	-	-	-	-	-	-	180,000
Kent Harer (2)	2020	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-
Ransom Jones (3)	2020	120,000	35,000	-	-	-	-	-	155,000
	2021	120,000	35,000	-	-	-	-	-	155,000
Tom Phillips (4)	2020	115,000	-	-	-	-	-	-	115,000

(1)	Mr. Wright was named President of GIE in 2012, then elected as corporate secretary and Treasurer on January 4, 2017. On January 4, 2017, Mr. Wright received 10,000,000 shares of our Common Stock valued at $0.14 per share. Mr. Wright resigned as corporate secretary on June 22, 2018, after being elected Chairman of our Board of Directors.
(2)	Mr. Harer was appointed interim President upon the resignation and departure of John Olynick in July 2019. Mr. Harer has not taken a salary or any other form of compensation since his appointment. Mr. Harer does not have an employment agreement and serves at the pleasure of our Board of Directors.
(3)	Mr. Jones was interim chief executive officer, effective January 14, 2016, and president from August 4, 2016, through April 24, 2017. On January 4, 2017, Mr. Jones received 3,500,000 shares of our Common Stock valued at $0.14 per share. On October 2, 2016, Mr. Jones received 375,000 shares of our Common Stock valued at $0.10 per share. Mr. Jones was hired as Chief Financial Officer and Secretary on May 10, 2018 and received 250,000 shares of our Common Stock valued at $0.10 per share as a component of his employment agreement.
(4)	Mr. Phillips entered into an employment agreement with our Company effective January 1, 2019, as Vice President of Operations, reporting to the President of GIE, for a term of 15 months with compensation of $120,000 per year. Phillips received a no-cost grant of 4,500,000 shares of our Common Stock, such shares were issued in February 2020. On December 15, 2020, Mr. Phillips resigned from the Company.

Stock awards during the year ended December 31, 2021 were made according to the aggregate date fair value computed in accordance with FASB ASC Topic 718, with such grants being valued as of the closing price of the Company’s stock on effective date of the agreements underlying such grants.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our named executive officers as of the end of our last completed fiscal year, December 31, 2021.

Director Compensation

Currently, our directors receive no compensation for their participation on our board, board committees or other activities related to the Company. There are no plans by the directors pay retirement benefits to directors or executive officers.

Executive Compensation

Three of our named executives, Ray Wright, Ransom Jones and Tom Phillips have Employment Agreements. Kent Harer, who is a director and is currently serving as our interim President, does not have an employment agreement and receives no compensation for his management roles and responsibilities. Mr. Harer has agreed to this arrangement until a new chief executive is hired by us. Ray Wright and Ransom Jones each have employment that automatically renew each calendar year unless a party provides notice of non-renewal before sixty (60) days before each annual period’s end. Mr. Phillips resigned effective December 15, 2020. In addition, each employment agreement provides for payment of the respective executive’s contracted remaining compensation for termination without cause. Mr. Jones was provided with 250,000 shares at the inception of his agreement, and he is due a bonus of $35,000 each year he is employed by us. Mr. Phillips received a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, with such shares issued in February 2020. There were no changes to any of the named executives’ duties as described by their respective employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Securities Beneficial Ownership Table

The following table presents information regarding the beneficial ownership of all shares of our Common Stock as of December 31, 2021:

Beneficial Ownership Table
Directors and Named Executive Officers (10)	Shares of Common Stock Beneficially Owned (1)
	Number	Percent
Paul Alfano(2)	23,250,000	6.5%
Kent Harer (5)	4,010,000	1.1%
Kevin Jones (3)	23,437,758	6.6%
Ransom Jones (6)	4,750,000	1.3%
Raymond Wright (4)	17,500,000	4.9%
Michael Wykrent (7)	11,160,000	3.1%
Thomas Phillips (8)	5,350,000	1.5%

All current Directors and Named Executive Officers as a group	89,457,758	25.2%
(7 persons) (9)
		0.0%
5% or Greater Stockholders
Paul Alfano (2)	23,250,000	6.5%
Kevin Jones (3)	23,437,758	6.6%

1)	Applicable percentages are based on 355,060,834 shares of Common Stock outstanding as of December 31, 2021. Beneficial ownership is determined by rules promulgated by the SEC and generally includes voting or investment power with respect to securities. Common Stock underlying options, warrants, and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of year end are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the individuals named in the table has sole voting and investment power with respect to the Common Stock indicated as beneficially owned by such individual. The table includes Common Stock and options, warrants, and convertible notes exercisable or convertible into Common Stock that are either vested or may vest within 60 days of year end.
2)	Paul Alfano. Mr. Alfano is an independent director and greater than 5% Shareholder.
3)	Kevin Jones. Mr. Kevin Jones is a greater than 5% Shareholder and a former director. Mr. Jones resigned as a director during 2021. Kevin Jones and Ransom Jones are brothers. Mr. K. Jones has sole voting and dispositive power with respect to 8,062,645 shares. In addition, the amount of Common Stock beneficially owned by Mr. K. Jones includes: (a) 4,875,000 Shares held by Mabert, in which Mr. K. Jones has an ownership interest and for which he serves as a manager; (b) 8,500,000 Shares owned by Mr. K. Jones’s late spouse, Ms. Christine Earley, in which Mr. K. Jones has a spousal interest; and (c) 1,867,843 Shares issuable to Mr. K. Jones pursuant to that certain Loan Agreement by and between Mabert and the Company, dated September 14, 2018, filed as Exhibit 10.49 to the Company’s Form 10-K/A, filed with the SEC on May 13, 2019.

4)	Raymond Wright. Mr. Wright is the chairman of our Board of Directors, and president of GIE our wholly owned subsidiary.
5)	Kent Harer. Mr. Harer is a director and our acting president, making him a named executive officer. The Common Stock beneficially owned by Mr. Harer are those shares immediately issuable upon Mr. Harer’s exercise of a Stock Purchase Warrant, dated January 8, 2018, by and between our Company and Mr. Harer, filed as Exhibit 10.37, and incorporated by reference herein.
6)	Ransom Jones. Mr. Ransom Jones is a director and our chief financial officer, secretary and treasurer, making him a named executive officer. Mr. Jones has sole voting and dispositive power with respect to 250,000 shares of Common Stock. In addition, the amount of Common Stock beneficially owned by Mr. Jones includes 4,500,000 shares owned by Mr. Jones’s spouse, Ms. Jan Jones, in which Mr. Jones has a spousal interest. Ransom Jones and Kevin Jones are brothers.
7)	Michael Wykrent. Mr. Wykrent is an independent director.
8)	Thomas Phillips. Mr. Phillips was our Vice President of Operations until he resigned on December 15, 2020, and he received more than $100,000 in annual compensation, making him a named executive officer. Mr. Phillips was also issued agrant of 4,500,000 shares of our Common Stock during February 2020.
9)	All current directors and named executive officers as a group. This ownership includes only the ownership of our current named executive officers and directors. Mr. Jones is listed as he resigned from being a director during 2021.
10)	Unless otherwise indicated, the address for each of these shareholders is c/o Greenway Technologies, Inc., at 1521 N. Cooper Street, Suite 205, Arlington, TX 76011.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

●	The operation of which may at a subsequent date result in a change in control of the registrant; or

●	With respect to the election of directors or other matters.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Other than as stated herein, there are no other agreements with any of our officers and directors.

After approval given during a properly called special meeting of the Board of Directors, on September 14, 2018, Mabert, which is owned and controlled by our former director and Shareholder, Kevin Jones, and his late wife Christine Early, entered into a loan agreement with us (the “Loan Agreement”), for the purpose of funding working capital and general corporate expenses of up to $1,500,000 (the “Loan Amount”). With Board of Directors consent, the Loan Amount was subsequently increased to provide up to a total $5,000,000 of availability under the Loan Agreement for us. The Company’s bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones did not vote on this transaction.

Mr. Jones, his late wife and Mabert have loaned a total $2,005,572 to the Company and six other Shareholders have loaned the balance of $748,433, pursuant to the Loan Agreement, through the year ending December 31, 2021. These loans are secured by the assets of our Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the Loan Agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by Mabert on behalf of the lenders party to the Loan Agreement. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the Loan Agreement. Mabert did not nor will it receive cash compensation for its efforts.

Mr. Jones, as the owner and managing member of Mabert, was also the managing and control member of OPMGE, a research and development venture in and to which the Company had a significant revenue member interest and has licensed its proprietary GTL technology and equipment. Any relationship between Greenway and OPMG has been terminated.Due to Mr. Kevin Jones’ family relationship as the brother of Mr. Ransom Jones, our CFO, and his control position over Mabert , Mr. Jones was not considered an independent director.

Mr. Michael Wykrent, a director, made loans totaling $425,000 under the Mabert Loan Agreement to us prior to his being elected as a director of the Company and has had $80,000 of loans subsequently. Mabert operates as an agent for various lenders, including Mr. Wykrent, and manages such loans on behalf of the various lenders under the Loan Agreement. Mr. Wykrent was elected as a non-executive director and we believe that Mr. Wykrent remains an independent director, despite having this lending relationship through Mabert, which, in the opinion of the Company’s Board of Directors, would not interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.

Mr. Paul Alfano, a director, was contracted as a consultant by the Company in April 2018 prior to his being elected as a director of the Company, thereupon such consulting contract was terminated. In his consulting role, Mr. Alfano’s total fees never exceeded $120,000 for any prior period. We have accrued a total $120,988 for the fees and expenses that were remaining under his consulting agreement at the time Mr. Alfano was elected as a non-executive director and the associated accrued interest on these fees. At the current time, there is no specific timetable for repayment of such accrued expenses and we believe that Mr. Alfano remains an independent director, despite having these accrued prior consulting expenses, which, in the opinion of the Company’s Board of Directors, would not interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.

Our former director, Kevin Jones has advances outstanding of $68,014 as of December 31, 2021. Although we expect to repay such advances during fiscal year 2022, actual repayment of such advances is subject to an indefinite timeframe due to our financial condition and circumstances, and each director recognizes that we may not be able to make such repayments on a timely basis.

Our former director Kevin Jones, through Mabert, acquired a non-operational GTL plant in Wharton, TX in July 2019. One of our former key employees, Tom Phillips, owns a 10% revenue interest in OPMGE. We agreed to contribute a limited license to our proprietary technology and equipment, and also agreed to share Phillips and other Company personnel with OPMGE, in order for it to complete third party engineering certification. However, due to Events of Default under the lease agreement between Mabert and OPMGE, the lease was terminated and OPMGE no longer has any rights to operate the Wharton Plant. Additionally, OPMGE is no longer a viable entity and has terminated all operations.

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

The following table presents fees for professional services rendered by Assurance Dimensions (“Assurance”), our independent auditors for the audit of our financial statements for the years ended December 31, 2021, and December 31, 2020, respectively:

	2021	2020
Audit Fees	$35,906	$34,963
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$35,906	$34,963

Audit fees billed were for professional services rendered for the audit of our financial statements and review of our interim financial statements for the years ended December 31, 2021 and December 31, 2020.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	All financial statements are included in Item 8 of this report.
(b)	All financial statement schedules required to be filed by Item 8 of this report and the exhibits contained in this report are described in Item 8 of this report and are included as indexed in the appendix on page F-1, et seq.

Exhibit No.	Identification of Exhibit
2.1**	Combination Agreement executed as of August 18, 2009, between Dynalyst Manufacturing Corporation and Universal Media Corporation, filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.1**	Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on March 13, 2002, filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.2**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on June 7, 2006, filed as Exhibit 3.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.3**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on August 28, 2009, changing the corporate name to Universal Media Corporation, filed as Exhibit 3.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.4**	Articles of Amendment of Articles of Incorporation of Universal Media Corporation filed with the Secretary of State of Texas on March 23, 2011, changing the corporate name to UMED Holdings, Inc., filed as Exhibit 3.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.5**	Articles of Amendment of Certificate of Formation of UMED Holdings, Inc. filed with the Secretary of State of Texas on June 23, 2017, changing the corporate name to Greenway Technologies, Inc., filed as Exhibit 3.1 to the registrant’s Form 8-K/A on July 20, 2017, Commission File Number 000-55030.
3.6**	Bylaws of Dynalyst Manufacturing Corporation, filed as Exhibit 3.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.7**	Articles of Incorporation of Greenway Innovative Energy, Inc. filed with the Secretary of State of Nevada on July 6, 2012, filed as Exhibit 3.7 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.8**	Bylaws of Greenway Innovative Energy, Inc., filed as Exhibit 3.8 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.9**	Certificate of Amendment to the Articles of Incorporation approved by the Shareholders at the Special Shareholders Meeting on December 11, 2019
10.2**	Purchase Agreement dated as of May 1, 2012, between Universal Media Corporation and Mamaki Tea & Extract, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.3**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.4**	Second Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.5**	Purchase Agreement dated August 29th, 2012, between Universal Media Corporation and Greenway Innovative Energy, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.6**	Purchase Agreement dated as of February 23, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.7**	Asset Purchase Agreement dated as of October 2, 2011, between Jet Regulators, L.C., R/T Jet Tech, L.P. and UMED Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.8**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Kevin Bentley, filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.

10.9**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. Randy Moseley, filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.10**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Richard Halden, filed as Exhibit 10.11 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.11**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Raymond Wright, filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.12**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Conrad Greer, filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.13**	Consulting Agreement dated May 27, 2011, between UMED Holdings, Inc. and Jabez Capital Group, LLC, filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.14**	Promissory Note in the amount of $850,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Southwest Capital Funding, Ltd., filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.15**	Modification of Note and Liens effective as of October 1, 2012, between Southwest Capital Funding, Ltd. and Mamaki Tea, Inc., filed as Exhibit 10.16 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.16**	Second Modification of Note and Liens effective as of December 20, 2012, between Southwest Capital Funding, Ltd., Mamaki Tea, Inc., and Mamaki of Hawaii, Inc., filed as Exhibit 10.17 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.17**	Promissory Note in the amount of $150,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Robert R. Romer, filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.18**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.20**	Promissory Note in the amount of $158,000 dated September 18, 2014, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.20 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.21**	Warrant dated September 18, 2014, for $47,400 worth of UMED Holdings, Inc. shares issued to Tonaquint, Inc., filed as Exhibit 10.21 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.22**	Office Lease Agreement dated October 2015, between UMED Holdings, Inc. and The Atrium Remains the Same, LLC, filed as Exhibit 10.22 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.23**	Warrant dated October 31, 2015, for 4,000,000 shares issued to Norman T. Reynolds, Esq, filed as Exhibit 10.23 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.24**	Promissory Note in the amount of $36,000 dated March 8, 2016, executed by UMED Holdings, Inc. payable to Peter C. Wilson, filed as Exhibit 10.24 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.25**	Convertible Promissory Note in the amount of $224,000 dated May 4, 2016, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.25 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.26**	Severance and Release Agreement by and between UMED Holdings, Inc. and Randy Moseley dated November 11, 2016, filed as Exhibit 10.26 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.27**	Settlement and Mutual Release Agreement dated January 13, 2017, executed by UMED Holdings, Inc. in connection with Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison, filed as Exhibit 10.27 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.28**	Warrant dated February 1, 2017, for 2,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.28 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.29**	Warrant dated February 1, 2017, for 4,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.29 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.30**	Severance and Release Agreement by and between UMED Holdings, Inc. and Richard Halden dated February 1, 2017, filed as Exhibit 10.30 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

10.31**	Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, LLC, and UMED Holdings, Inc., filed as Exhibit 10.31 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.32**	Consulting Agreement by and between the registrant and Chisos Equity Consultants, LLC, as amended on February 16, 2018, and March 19, 2018, filed as Exhibit 10.1 to the registrant’s Form 8-K, on March 21, 2018, Commission File Number 000-55030.
10.33**	Promissory Note in the amount of $100,000 dated November 13, 2017, executed by Greenway Technologies, Inc. payable to Wildcat Consulting Group LLC.
10.34**	Subordinated Convertible Promissory Note in the amount of $166,667 dated December 20, 2017, executed by Greenway Technologies, Inc. payable to Tunstall Canyon Group LLC.
10.35**	Warrant dated November 30, 2017 for 1,000,000 shares issued to MTG Holdings, LTD.
10.36**	Greer Family Trust Promissory Note and Settlement. filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.37**	Warrant dated January 8, 2018 for 4,000,000 shares issued to Kent Harer.
10.38**	Settlement agreement by and between Greenway Technologies, Inc. and Tonaquint, Inc. dated April 9, 2018.
10.39**	Employment agreement with John Olynick, as President, dated May 10, 2018.
10.40**	Employment agreement with Ransom Jones, as Chief Financial Officer, Secretary and Treasurer, dated May 10, 2018.
10.41**	Consulting Agreement with Gary L. Ragsdale, Ph.D., P.E.
10.42**	Consulting Agreement with John Olynick
10.43**	Consulting Agreement with Marl Zoellers
10.44**	Consulting Agreement with Paul Alfano dba Alfano Consulting Services
10.45**	Consulting Agreement with Peter Hauser
10.46**	Consulting Agreement with William Campbell
10.47**	Consulting Agreement with Ryan Turner
10.48**	Amendment on July 30, 2014 to that certain Employment Agreement with Raymond Wright dated August 29, 2012
10.49**	Mabert LLC as Agent Loan Agreement dated September 14, 2018
10.50**	Mabert LLC as Agent Security Agreement dated September 14, 2018
10.51**	Texas UCC-1 filed by Mabert LLC as Agent on October 11, 2018, ending October 10, 2023.
10.52**	Rule 11 Agreement, dated March 6, 2019, pursuant to a mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.53**	Employment agreement with Thomas Phillips, as Vice President of Operations, effective date April 1, 2019.
10.54**	Settlement Agreement executed on September 26, 2019 with Southwest Capital Funding, Ltd. to resolve all conflicts related to loan guarantees provided for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison.
10.55**	Limited Liability Company Agreement of OPM Green Energy, LLC, dated August 23, 2019, by and among Greenway Technologies, Inc., a Texas corporation, Mabert, LLC, a Texas limited liability company, Tom Phillips, an individual, and OPM Green Energy, LLC, a Texas corporation.
10.56**	Subscription Agreement dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.57**	Intellectual Property License dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.58**	Employment agreement with Ryan Turner for Business Development and Investor Relations, dated April 1, 2019.
10.59**	Agreed Order of Dismissal with Prejudice, dated February 25, 2020, pursuant to the mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.60**	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Chisos Equity Consultants, LLC for the matters in Cause No. 67-306723-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.61**	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Richard Halden for the matters in Cause No. 352-306721-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.62**	Agreed Order of Dismissal without Prejudice, dated November 26, 2019, pursuant to the mutual settlement of all claims by Greenway Technologies, Inc. against Micheal R. Warner et al (the “Dissident Shareholders”) for the matters in Cause No. DC-19-04207, filed in the District Court in Dallas County, TX on March 26, 2019.

10.63**	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd, pursuant to that certain Convertible Promissory Note executed on January 24, 2020.
10.64**	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on January 24, 2020.
10.65**	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Convertible Promissory Note executed on February 12, 2020.
10.66**	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on February 12, 2020.
14.1**	Code of Ethics for Senior Financial Officers, filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
31.1*	Certification of Kent Harer, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kent Harer, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date:	April 8, 2022
		By	/s/ Kent Harer
Kent Harer, President

		By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Harer
KENT HARER	Director, President	April 8, 2022

/s/ Michael Wykrent
MICHAEL WYKRENT	Director	April 8, 2022

/s/ Ransom Jones
RANSOM JONES	Director	April 8, 2022

/s/ Paul Alfano
PAUL ALFANO	Director	April 8, 2022

/s/ Raymond Wright
RAYMOND WRIGHT	Chairman, President of Greenway Innovative Energy, Inc.	April 8, 2022

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Greenway Technologies, Inc. and Subsidiaries

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Greenway Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenway Technologies, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss and net cash used in operating activities of $1,744,376 and $791,906, respectively, for the year ended December 31, 2021, and a working capital deficit and accumulated deficit of approximately $9,886,820 and $34,766,177, respectively, as of December 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We did not identify any critical audit matters that need to be communicated.

We have served as the Company’s auditor since 2019.
Margate, Florida
April 8, 2022

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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

GREENWAY TECHNOLOGIES, INC.

Consolidated Balance Sheets

As of December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
Assets
Current Assets
Cash	$60,549	$1,628
Prepaid Expenses	56	11,235
Total Current Assets	60,605	12,863
Total Assets	$60,605	$12,863

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$667,130	$805,237
Advances - related parties	68,014	142,934
Accrued severance expense	1,301,964	1,301,964
Accrued expenses	1,129,258	860,368
Accrued expenses - related parties	2,059,002	1,797,818
Accrued interest payable (includes related parties interest of $1,032,536 and $562,890 respectively)	1,150,126	650,480
Notes payable and convertible notes payable	826,667	886,667
Notes payable - related parties (Net of debt discount of $8,742 and $13,153 respectively)	2,745,264	2,411,605
Total Current Liabilities	9,947,425	8,857,073
Total Liabilities	$9,947,425	$8,857,073

Commitments and contingencies (Note 11)

Stockholders’ Deficit
Common stock 500,000,000 shares authorized, par value $0.0001, 355,060,834 and 335,268,075 outstanding at December 31, 2021 and 2020, respectively	$35,506	$33,527
Additional paid-in capital	24,842,907	24,123,925
Common stock to be issued	17,189	36,384
Subscription receivable - warrants	(16,245)	(16,245)
Accumulated deficit	(34,766,177)	(33,021,801)
Total Stockholders’ Deficit	(9,886,820)	(8,844,210)
Total Liabilities & Stockholder’s Deficit	$60,605	$12,863

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Consolidated Statements of Operations

For the years ended December 31, 2021 and 2020

	For the Years Ended December 31,
	2021	2020
Revenues	$-	$-
Expenses
General and administrative	998,103	1,341,512
Research and development	158,000	30,000
Total Expense	1,156,103	1,371,512

Operating loss	(1,156,103)	(1,371,512)

Other income (expenses)
Gain on change in fair value of derivative	-	62,645
Interest expense	(588,273)	(769,170)
Settlement loss - loan agreement	-	(17,881)
Gain on settlement of accounts payable	-	809
Reserve for equity method investment receivable	-	(412,885)
Convertible debt derivative expense	-	(33,978)
Total other expense	(588,273)	(1,170,460)

Loss before income taxes	(1,744,376)	(2,541,972)
Provision for income taxes	-	-
Net loss	$(1,744,376)	$(2,541,972)

Net loss per share
Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic and diluted	342,400,231	312,854,191

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2021 and 2020

Year ended December 31, 2021
	Common Stock, par value $0.0001		Additional	Common
	Number of shares	Amount	paid-in capital	Stock to be Issued	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2020	335,268,075	$33,527	$24,123,925	$36,384	$(16,245)	$(33,021,801)	$(8,844,210)
Shares to be issued for promissory note fees	-	-	-	26,546	-	-	26,546
Shares to be issued for consulting fees	-	-	-	3,000	-	-	3,000
Shares to be issued for private placement	-	-	-	40,000	-	-	40,000
Shares issued for promissory note fees	1,197,758	119	54,867	(50,741)	-	-	4,245
Shares issued for consulting fees	482,500	48	14,427	(3,000)	-	-	11,475
Shares issued for private placement	18,112,501	1,812	649,688	(35,000)	-	-	616,500
Net loss for the year ended December 31, 2021	-	-	-	-	-	(1,744,376)	(1,744,376)
Balance, December 31, 2021	355,060,834	$35,506	$24,842,907	$17,189	$(16,245)	$(34,766,177)	$(9,886,820)

Year ended December 31, 2020
	Common Stock, par value $0.0001		Additional	Common
	Number of shares	Amount	paid-in capital	Stock to be Issued	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2019	296,648,677	$30,153	$22,710,632	$857,227	$(7,668)	$(30,479,829)	$(6,889,485)
Shares issued for cashless warrant conversions	857,737	86	8,491	-	(8,577)	-	-
Shares issued for loan conversion	23,746,266	2,376	641,214	(312,375)	-	-	331,215
Shares issued for promissory note fees	1,460,260	146	124,706	(124,852)	-	-	-
Shares issued with promissory notes	227,571	23	3,313	-	-	-	3,336
Common stock issued	356,186	36	13,156	(13,192)	-	-	-
Shares to be issued for promissory note fees	-	(33)	(25,450)	49,576	-	-	24,093
Shares to be issued for settlement of accrued legal expenses	529,711	53	31,550	-	-	-	31,603
Shares issued for stock-based compensation	7,000,000	700	461,300	(420,000)	-	-	42,000
Shares issued for private placement	4,441,667	444	154,556	-	-	-	155,000
Par value adjustment	-	(457)	457	-	-	-	-
Net loss for the year ended December 31, 2020	-	-	-	-	-	(2,541,972)	(2,541,972)
Balance, December 31, 2020	335,268,075	$33,527	$24,123,925	$36,384	$(16,245)	$(33,021,801)	$(8,844,210)

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,744,376)	$(2,541,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivatives	-	(62,645)
Amortization of debt discount	35,202	293,156
Derivative expense	-	33,978
Share based consulting fees	14,475	-
Stock based compensation	-	42,000
Debt settlement	-	17,881
Gain on settlement of accounts payable	-	(809)
Reserve for equity method investment receivable	-	412,885
Changes in operating assets and liabilities:
Prepaid expenses	11,179	13,765
Accrued expenses	298,890	302,746
Accrued expenses - related parties	730,831	803,052
Accounts payable	(138,107)	(69)
Net Cash Used in Operating Activities	(791,906)	(686,032)

Cash flows from Investing Activities:
Receivable - related parties	-	(25,000)
Net Cash Used in Investing Activities	-	(25,000)

Cash Flows from Financing Activities
Proceeds from notes payable - related parties	-	215,609
Proceeds from convertible notes payable	-	171,000
Payments on notes payable - related parties	(100,000)	(115,000)
Payments on other notes payable	(60,000)	-
Proceeds from sale of common stock	656,500	155,000
Proceeds from stockholder advances	354,327	270,008
Net Cash Provided by Financing Activities	850,827	696,617

Net Increase (Decrease) in Cash	58,921	(14,415)
Cash Beginning of Year	1,628	16,043
Cash End of Year	$60,549	$1,628
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$49,046	$-
Cash paid during the year for taxes	$-	$-
Non-Cash investing and financing activities
New debt discount from convertible notes	$-	$204,978
Subscription receivables - warrants	$-	$8,577
Loan conversion (fair value of shares issued: $0 and $643,590)	$-	$171,000
Discount related to shares issued for promissory note fees	$30,791	$-
Conversion of stockholder advances – related parties to notes payable	$429,248	$178,093
Shares issued for promissory note fees	$54,986	$24,093
Shares issued with promissory notes	$-	$3,336
Shares issued for settlement of accrued legal settlements	$-	$31,603

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

To facilitate the commercialization process, Greenway announced in August 2019 that it had entered into an agreement to partially own and operate an existing GTL plant located in Wharton, Texas. The plant was acquired by Mabert, a company 100% owned by a former director, Kevin Jones. OPM Green Energy, LLC (“OPMGE”), a company formed to facilitate the joint venture, is owned by Mabert, Tom Phillips, a former employee of the Company, and Greenway. The Company’s involvement in the venture was intended to facilitate third-party certification of the Company’s G-Reformer technology, related equipment and technology. In addition, the Company anticipated that OPMGE’s operations would demonstrate that the G-Reformer is a commercially viable technology for producing syngas and marketable fuel products. OPMGE is not functioning at present. Mabert owns the Wharton Plant. The Company believes that its proprietary G-Reformer is a major innovation in gas reforming and GTL technology in general. Initial tests have demonstrated that the Company’s solution appears to be superior to legacy technologies which are more costly, have a larger footprint and cannot be easily deployed at field sites to process associated gas, stranded gas, coal-bed methane, vented gas, or flared gas, all markets the Company seeks to service.

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

Going Concern Uncertainties

The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2021, we have an accumulated deficit of $34,766,177. For the year ended December 31, 2021, we incurred a net loss of $1,744,376 and used $791,906 in net cash for operating activities. In addition, we had a working capital deficiency of $9,886,820 as of December 31, 2021. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources. Management believes that its current and future plans will enable it to continue as a going concern for the next twelve months from the date of this report.

The outbreak of COVID-19 (coronavirus), caused by a novel strain of the coronavirus, was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental directives, reduced business and consumer spending due to both job losses, reduced investing activity and M&A transactions, among many other effects attributable to the COVID-19 (coronavirus), and there continue to be many unknowns. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and other measures. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak. The extent to which the COVID-19 (coronavirus) outbreak will impact our operations, and our ability to obtain financing or future financial results is uncertain.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Accounting Standards Codification, ASC Topic 360, Property, Plant and Equipment. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized. There were no long-lived assets or impairment charges for the year ended December 31, 2021.

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

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPM Green Energy, LLC (OPMGE). The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remining 300 of 1,000 member units available. However, Greenway never transferred the G-Reformer to OPMGE, as required by the LIMITED LIABILITY COMPANY AGREEMENT OF OPM GREEN ENERGY, LLC. Accordingly, it defaulted on its obligation under the agreement. Since the Wharton Plant is owned by Mabert, OPMGE is no longer a viable entity as of December 31, 2021. As of December 31, 2021, there is no book or assets within OPMGE. Accordingly, the Company’s receivable with this entity is fully reserved for as of December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents. There were no cash equivalents at December 31, 2021 or December 31, 2020.

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

The Company has adopted the provisions of FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Open tax years, subject to IRS examination include 2016 – 2021, with no corporate tax returns filed for the years ending 2016 to 2021.

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. For the year ended December 31, 2021, shares issuable upon the exercise of warrants (3,000,000), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (365,166) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive. For the year ended December 31, 2020, shares issuable upon the exercise of warrants (7,000,000), no shares convertible for debt and shares outstanding but not yet issued (537,762) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company did not have any derivative liabilities as of December 31, 2021. During the year ended December 31, 2020, the Company entered into two convertible notes creating derivative liabilities which were converted into shares and settled during the year. See Note 6 – Notes Payable and Convertible Notes Payable.

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

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at December 31, 2021 and 2020:

Description	Level 1	Level 2	Level 3
2021 Derivative Liabilities	$0	$0	$0
2020 Derivative Liabilities	$0	$0	$0

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy are recognized in other interest income and expense in the accompanying consolidated financial statements.

As of and for the year ended December 31, 2021, the Company did not have a derivative or derivative activity.

The change in the convertible notes payable derivative liabilities at fair value for the year ended December 31, 2020, is as follows:

	FairValue January 1, 2020	Change in Fair Value	New Convertible Notes	(Gain)/loss on Settlement	Conversions	Fair Value December 31,2020
Derivative Liabilities	$-	$(62,645)	$204,978	$(50,336)	$(91,997)	$-

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. At December 31, 2021 and 2020, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit of $250,000. The Company did not have cash on deposit in excess of such limit on December 31, 2021 and 2020.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $158,000 and $30,000 during the years ended December 31, 2021 and 2020, respectively.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, their estimated useful lives, and related accumulated depreciation at December 31, 2021 and 2020, respectively, are summarized as follows:

	Range of Lives in Years	2021	2020
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	$0
Depreciation expense for the year ended December 31, 2021 and 2020		$0	$0

NOTE 5 – TERM NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Term notes payable, including notes payable to related parties consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Secured notes payable with related parties at 18% per annum related to the Mabert LLC as Agent Loan Agreement originally dated September 14, 2018 for up to $5,000,000 (as amended), shown net of debt discount of $8,742 and $13,153 (1)	$2,745,264	$2,411,605
Total notes payable related parties	$2,745,264	$2,411,605
Unsecured convertible note payable at 4.5% per annum dated December 20, 2017 to a corporation, payable in two parts on January 8, 2018 and 2019 (2)	166,667	166,667
Promissory Note at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due August 15, 2022 (3)	525,000	525,000
Settlement agreement to pay $5,000 per month for 60 monthly installments beginning March 2019. (4)	135,000	195,000
Unsecured note payable at 10% per annum dated November 13, 2017 to a corporation, with an amended due date of March 1, 2020 (5)	-	-
Total notes payable and convertible notes payable	$826,667	$886,667

(1)	On September 14, 2018, the Company entered into a loan agreement with a private company, Mabert LLC, acting as Agent for various private lenders (the “Loan Agreement”) for the purpose of funding working capital and general corporate expenses up to $1,500,000, subsequently amended to a maximum of $5,000,000. Mabert LLC is a Texas limited liability company, owned by stockholder, Kevin Jones, and his late wife Christine Early (for each and all references herein forward, “Mabert”). The loan is fully secured, Mabert having filed a UCC-1 with the State of Texas. For each Promissory Note loan made under the Loan Agreement, as a cost to each note, the Company agreed to issue warrants and/or stock for Common Stock valued at $0.01 per share on an initial one-time basis at 3.67:1 and subsequently on a 2:1 basis for each dollar borrowed.

Under the Loan Agreement, various private lenders have loaned gross loan proceeds of $2,754,006 (excluding a debt discount of $8,742, for a net $2,745,264 book debt) through December 31, 2021. Mr. Jones, and his late wife have loaned $2,836,915 from inception through December 31, 2021, including $354,327 in the year ended December 31, 2021, and have received $100,000 in loan repayments. Pursuant to ACS 470, the fair value attributable to a discount on the debt is $8,742 and $13,153 for the years ended December 31, 2021 and 2020, respectively; this amount is amortized to interest expense on a straight-line basis over the terms of the loans.

The private party loans with the Company are often established by converting the Company’s outstanding stockholder advances due to related parties into a new note payable under the Loan Agreement in the quarter following the advance. There have been instances in which private lenders, under the Loan Agreement, enter into loans directly with the Company (not through an advance). As of December 31, 2021, the Company had a total of $68,014 in stockholder advances. In 2021, the Company received proceeds of $354,327 in the form of stockholder advances. Additionally, during the year ended December 31, 2021, a total of $429,247 has been converted to notes payables with related parties and the Company has made payments of $100,000 on the notes payable to related parties. The remaining $68,014 in stockholder advances will be converted into a note payable with related parties during the first quarter of 2022.

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

Each of the individual Promissory Notes have one-year terms, automatically renewable, unless an individual lender notifies Mabert within 60 days of the term that they would like payment of the principal and accrued interest upon the end of such promissory note term. No lenders requested payment for such individual promissory notes during the year ended December 31, 2020. During the year ended December 31, 2021, Kevin Jones requested payment on his promissory notes outstanding of $100,000.

(2)	On December 20, 2017, the Company issued a convertible promissory note for $166,667, payable by December 20, 2020. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 – Notes Payable and Convertible Notes Payable.

(3)	On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd. (“Southwest”),as part of the consideration for an agreed stipulated judgement, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. The Company did not pay the third semi-annual interest payment when it was due in February 2021, and thus reported the note as a current liability as of December 31, 2020. In May 2021, the Company made the semi-annual interest payment (including late fees), cured the default and reclassed the note back to long-term liabilities. As of August 15, 2021, the maturity date of the note is one year and thus the Company reclassed the note to current liabilities for the period ended December 31, 2021. Since the note was issued, four semiannual payments of interest have been paid. See Note 6 – Notes Payable and Convertible Notes Payable.

(4)	On March 6, 2019, the Company entered into Settlement Agreement with Wildcat Consulting Group LLC (“Wildcat”), as settlement of a consulting agreement lawsuit the Company agreed to pay Wildcat a total of $300,000, payable in sixty monthly installments of $5,000 per month beginning March 2019 and continuing each month until the settlement is paid in full.

(5)	On November 13, 2017, the Company executed a Promissory Note with Wildcat for a lump sum payment of $100,000, plus an additional $10,000 interest, due on February 2018. The Company defaulted on the note and Wildcat subsequently sued for breach of contract. The parties subsequently settled the dispute and the parties executed a new Promissory Note replacing the original Promissory Note, effective November 13, 2017, the effective date of the original note. The new Promissory Note had a maturity date of March 1, 2020 and provided for four equal payments of principal through such date, plus accrued interest at 10% upon maturity. The Company made all required payments thereby extinguishing such Promissory Note as of period ended March 31, 2020

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

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2021 and 2020:

	2021	2020

Accrued consulting fees and expense	$1,129,258	$860,368
Total accrued expenses	$1,129,258	$860,368

The consulting work involved fundraising and capital raising activities with potential investors for the Company, as well as consulting work related to chemical engineering and plant operations.

NOTE 8 – CAPITAL STRUCTURE

The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $.0001 per share, with each share having one voting right.

Common Stock

At December 31, 2021, there were 355,060,834 shares of Common Stock issued and outstanding.

During the three-months ended December 31, 2021, the Company: issued 8,458,334 shares of Rule 144 restricted Common Stock, issued in private placement to twelve (12) accredited investors at an average price of $0.03 per share for $260,000. As of December 31, 2021, the Company has 198,500 shares of common stock to be issued to Kevin Jones, a related party, for costs related to issuance of promissory notes, and 166,666 shares of common stock to be issued in private placement to two (2) accredited investors, these shares will be issued in the first quarter of 2022.

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

During the three-months ended December 31, 2020, the Company: issued 19,066,312 shares of Rule 144 restricted Common Stock, including 15,015,888 shares as the result of a lender’s conversion of note principal at an average price of $0.01 per share, 3,466,667 shares issued in private placement to three (3) accredited investors at an average price of $0.02 per share, and, 583,757 shares for costs related to the issuance of promissory notes at an average $0.01 per share. As of December 31, 2020, the Company has 537,762 shares of common stock to be issued to Kevin Jones, a related party, for costs related to issuance of promissory notes, these shares were issued in the first quarter of 2021. During the three-months ended December 31, 2020, the Company adjusted the common stock and paid in capital accounts for $457 to reconcile common stock to par value.

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

Class B Stock

At December 31, 2021 and 2020, there were no Class B shares issued and outstanding, as such shares were terminated in December 2019.

Stock options, warrants and other rights

As of December 31, 2021 and 2020 respectively, the Company has not adopted and does not have an employee stock option plan.

At December 31, 2021 and 2020 respectively, the Company had 3,000,000 and 7,000,000 warrants outstanding and exercisable.

Name of Warrant Holder	Warrants Issue Date	Total Warrants Issued	Term (Yrs)	Expiration Date	Activity in 2020	Balance 2020	Activity in 2021	Balance 2021
Norman Reynolds (Legal Compensation)	Oct-15	4,000,000	5	Oct-00	(4,000,000)	-	-	-
Richard Halden (Settlement)	Feb-17	2,000,000	3	Feb-20	(2,000,000)	-	-	-
Kent Harer (Share Exchange)	Jan-18	4,000,000	3	Jan-21	-	4,000,000	(4,000,000)	-
Mabert	Dec-18	1,624,404	15	Dec-33	(857,737)	-	-	-
Dean Goekel (Consultant Compensation)	Jul-20	3,000,000	2	Jun-22	3,000,000	3,000,000	-	3,000,000
Total:		14,624,404			(3,857,737)	7,000,000	(4,000,000)	3,000,000

For the year ended December 2021, Company had total warrants issued and outstanding of 3,000,000, which are in the favor of Dean Goekel expire in June 2022. The exercise price of these remaining warrants is $0.03. The exercise price of these remaining warrants is $0.03. There is no unvested expense relating to the warrants. After meeting certain deliverables set forth in the agreement, Mr. Goekel will be issued additional stock warrants for 1,000,000 shares at a strike price that is an average of the stock price for the 90 days that the deliverables have been met.

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

On January 8, 2018, the Company issued 4,000,000 warrants at a purchase price of $0.15 per share to a director, Kent Harer, in exchange for his return of 3,000,000 shares of Common Stock he had been previously granted. The 3,000,000 shares issued were valued and recorded for $490,000 during 2017. The value of $490,000 remained on the books as it reflects the event that occurred in 2017. The warrants expired on January 8, 2021.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

After approval during a properly called special meeting of the board of directors, on September 14, 2018 Mabert, LLC, a Texas Limited Liability Company owned by a past director and stockholder, Kevin Jones and his late wife Christine Early, as an Agent for various private lenders including themselves, entered into a loan agreement (“Loan Agreement”) for the purpose of funding working capital and general corporate expenses for the Company of up to $1,500,000, which was subsequently amended to provide up to $5,000,000. The Company bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones as an Interested Director did not vote on this transaction. Since the inception of the Loan Agreement through December 31, 2021, a total of $2,754,006 (excluding debt discount of $8,742) has been loaned to the Company and $1,032,536 has been accrued in interest by eight shareholders, including Mr. Jones. Since the inception of the Loan Agreement through December 31, 2020, a total of $2,424,758 (excluding debt discount of $13,153) had been loaned to the Company by six shareholders, including Mr. Jones. See Note 5 – Term Notes Payable and Notes Payable Related Parties.

Through Mabert, as of December 31, 2021, Mr. Jones along with his late wife and his company have loaned $2,005,572, and six other shareholders have loaned the balance of the Mabert Loans. As of December 31, 2020, Mr. Jones along with his late wife and his company had $1,751,324, and six other shareholders have loaned the balance of the Mabert Loans. These loans are secured by the assets of the Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the loan agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by the Agent for these shareholders. The actions of the Company in case of default can only be determined by the shareholders. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the loan agreement. Mabert did not nor will it receive compensation for its work as an agent for the lenders.

For the year ended December 31, 2021, the Company accrued expenses for related parties of $2,059,002 to account for the total deferred compensation expenses among two current executives, two former executive and one former employee. For the year ended December 31, 2020, the Company accrued expenses for related parties of $1,797,818 to account for the total deferred compensation expenses among two current executives, two former executive and one former employee. Each of the current executives have agreed to defer their compensation until such time as sufficient cash is available to make such payments, the Company’s Chief Financial Officer having the express authority to determine what constitutes cash sufficiency from time-to-time.

In the year ended December 31, 2021, the Company received $68,014 in cash and payment advances from Kevin Jones, a greater than 5% shareholder, which has been accrued as “Advances - related parties” for the period. In the year ended December 31, 2020, the Company received $142,934 in cash and payment advances from Kevin Jones, a greater than 5% shareholder, which has been accrued as “Advances - related parties” for the period.

For the periods ended December 31, 2021 and December 31, 2020, the Company made advances to an affiliate, OPMGE, of $412,885 and $412,885, respectively. As reported previously, the Company owns a non-consolidating 42.86% interest in the OPMGE GTL plant located in Wharton, Texas. Given the uncertainty of the collectability of this receivable, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of December 31, 2021. As of December 31, 2020, OPMGE had approximately $3,800,000 of assets, and approximately $2,200,000 of liabilities and approximately $1,600,000 of equity. However, as of December 31, 2021, due to events of default under the lease agreement between Mabert and OPMGE and the Company, the lease was terminated and OPMGE no longer has any rights to operate the Wharton Plant. Additionally, OPMGE is no longer a viable entity and has terminated all operations and all assets, liabilities and equity are zero.

NOTE 10 – INCOME TAXES

The Company has not filed its corporate tax returns since fiscal 2016.

Due to recurring losses, the Company’s tax provision for the years ended December 31, 2021 and 2020 was $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2021	2020

Federal statutory rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(0.0)	(0.0)
Permanent differences and other including surtax exemption	0.0	0.0
Valuation allowance	(21.0)	(21.0)
Effective tax rate	0.0%	0.0%

At December 31, 2021 and 2020 the Company’s deferred tax assets were as follows:

	2021	2020
Deferred tax assets
Net operating loss carry forwards	$5,784,754	$5,418,435
Deferred compensation / management fees	1,184,474	968,232
Total deferred tax assets	6,969,228	6,386,667

Less valuation allowance	(6,969,228)	(6,386,667)
Net deferred tax asset	$-	$-

As of December 31, 2021, the Company had unused net operating loss carry forwards of approximately $33.2 million available to reduce future federal taxable income. Net operating loss carryforwards of $16.4 million expire through fiscal years ending 2039, and $16.8 million may be carried forward indefinitely. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns and the impact of the statute of limitations on the Company’s ability to claim such benefits. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382. Due to these limitations, and other considerations, management has established full valuation allowances on deferred tax assets relating to net operating loss carryforward, as the realization of any future benefits from these assets is uncertain. The change in the valuation allowance was $582,561 and $840,581 for the years ended December 31, 2021 and 2020, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

In August 2012, the Company entered into an employment agreement with Ray Wright, as president of Greenway Innovative Energy, Inc., and who is now chairman of the board of Greenway Technologies, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, the president’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renewed on August 12, 2018 for a successive one-year period. During the twelve-month periods ended December 31, 2021 and December 31, 2020, the Company paid and/or accrued a total of $180,000 for each fiscal year under the terms of the agreement.

Effective May 10, 2018, the Company entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least $35,000 per year, such amount having been accrued for the years ended December 2021 and December 2020, respectively. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist.

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

Effective April 1, 2019, the Company entered into an employment agreement with Ryan Turner for a term of twelve (12) months with compensation of $80,000 per year, to manage the Company’s Business Development and Investor Relations functions. Turner reported to the President of Greenway Technologies and was entitled to a no-cost grant of common stock equal to 2,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, valued at $.06 per share, or $150,000, which was expensed as of the effective date of the agreement. Such stock-based compensation shares were physically issued in February 2020. Turner is also entitled to certain additional stock grants based on the performance of the Company during the term of his employment. Mr. Turner is no longer with the Company.

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

Legal Matters

On October 19, 2019 the Company was served with a lawsuit by Norman Reynolds, a previously engaged counsel by the Company. The suit was filed in Harris County District Court, Houston, Texas, asserting claims for unpaid fees of $90,378. While fully reserved, Greenway vigorously disputes the total amount claimed. Greenway has asserted counterclaims based upon alleged conflicts of interest, breaches of fiduciary duty and violations of the Texas Deceptive Trade Practices Act (“DTPA”). During the fourth quarter of 2021, the two parties met for mediation, but no conclusion was reached. Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims.

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

NOTE 12 - SUBSEQUENT EVENTS

From January 1, 2022 through the period ended April 8, 2022, the Company issued 2,565,166 shares of common stock comprised of: 2,366,666 shares of Rule 144 restricted Common Stock issued in a private placement to four accredited investors at an average price of $0.02 per share and 198,500 shares issued to Kevin Jones, a related party, for costs related to issuance of promissory notes.

