Form 10-Q
period 2022-03-31
GREENWAY TECHNOLOGIES INC
filed 2022-05-16
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 16, 2022 was 364,394,000.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements & Notes (Unaudited)

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets
Cash	$466	$60,549
Prepaid Expenses	56	56
Total Current Assets	522	60,605
Total Assets	$522	$60,605

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$683,205	$667,130
Advances - related parties	3,500	68,014
Accrued severance expense	1,301,964	1,301,964
Accrued expenses	1,210,778	1,129,258
Accrued expenses - related parties	2,130,002	2,059,002
Accrued interest payable (includes related parties interest of $1,156,339 and $1,032,536 respectively)	1,271,157	1,150,126
Notes payable and convertible notes payable	816,667	826,667
Notes payable - related parties (Net of debt discount of $4,541 and $8,742 respectively)	2,801,234	2,745,264
Total Current Liabilities	10,218,507	9,947,425
Total Liabilities	$10,218,507	$9,947,425
Commitments and contingencies (Note 10)

Stockholders’ Deficit
Common stock 500,000,000 shares authorized, par value $0.0001, 357,626,000 and 355,060,834 outstanding at March 31, 2022 and December 31, 2021, respectively	$35,762	$35,506
Additional paid-in capital	24,897,840	24,842,907
Common stock to be issued	16,191	17,189
Subscription receivable - warrants	-	(16,245)
Accumulated deficit	(35,167,778)	(34,766,177)
Total Stockholders’ Deficit	(10,217,985)	(9,886,820)
Total Liabilities & Stockholder’s Deficit	$522	$60,605

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations

For the three months ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$-	$-
Expenses
General and administrative	237,999	290,368
Research and development	16,000	30,000
Total Expense	253,999	320,368

Operating loss	(253,999)	(320,368)

Other income (expenses)
Interest expense	(147,602)	(144,238)
Total other expense	(147,602)	(144,238)

Loss before income taxes	(401,601)	(464,606)
Provision for income taxes	-	-
Net loss	$(401,601)	$(464,606)

Net loss per share
Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	356,226,074	335,441,408

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the three months ended March 31, 2022 and 2021
(Unaudited)

Three Months Ended March 31, 2022
	Common Stock, par value $0.0001		Additional	Common Stock
	Number of shares	Amount	paid-in capital	to be Issued	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2021	355,060,834	$35,506	$24,842,907	$17,189	$(16,245)	$(34,766,177)	$(9,886,820)
Shares to be issued for promissory note fees	-	-	-	1,991	-	-	1,991
Payment for subscription receivable - warrants	-	-	-	-	16,245	-	16,245
Shares to be issued for private placement	-	-	-	14,200	-	-	14,200
Shares issued for promissory note fees	198,500	20	12,169	(12,189)	-	-	-
Shares issued for private placement	2,366,666	236	42,764	(5,000)	-	-	38,000
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(401,601)	(401,601)
Balance, March 31, 2022	357,626,000	$35,762	$24,897,840	$16,191	$-	$(35,167,778)	$(10,217,985)

Three Months Ended March 31, 2021
	Common Stock, par value $0.0001		Additional	Common Stock
	Number of shares	Amount	paid-in capital	to be Issued	Subscription Receivable	Accumulated deficit	Total
Balance, December 31, 2020	335,268,075	$33,527	$24,123,925	$36,384	$(16,245)	$(33,021,801)	$(8,844,210)
Shares to be issued for Promissory Note Fees	-	-	-	8,014	-	-	8,014
Shares to be issued for consulting fees	-	-	-	3,000	-	-	3,000
Shares issued for Private Placement	1,200,000	120	35,880	-	-	-	36,000
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(464,606)	(464,606)
Balance, March 31, 2021	336,468,075	$33,647	$24,159,805	$47,398	$(16,245)	$(33,486,407)	$(9,261,802)

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2022 and 2021
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(401,601)	$(464,606)
Amortization of debt discount	6,192	9,542
Share based consulting fees	-	3,000
Changes in operating assets and liabilities:
Prepaid expenses	-	7,925
Accrued expenses	78,747	105,150
Accrued expenses - related parties	194,804	185,527
Accounts payable	16,075	4,100
Net Cash Used in Operating Activities	(105,783)	(149,362)

Cash Flows from Financing Activities
Payments on other notes payable	(10,000)	(10,000)
Proceeds from sale of common stock private placement	52,200	36,000
Proceeds from stockholder advances	3,500	122,064
Net Cash Provided by Financing Activities	45,700	148,064

Net Decrease in Cash	(60,083)	(1,298)
Cash Beginning of Period	60,549	1,628
Cash End of Period	$466	$330
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$20,379	$-
Cash paid during the period for taxes	$-	$-
Non-Cash investing and financing activities
Payment for subscription receivables - warrants	$16,245	$-
Shares to be issued for promissory note fees	$1,991	$-
Conversion of stockholder advances – related parties to notes payable	$51,769	$142,934
Shares issued for promissory note fees	$12,189	$8,014

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2022. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Going Concern Uncertainties

The condensed unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2022, we have an accumulated deficit of $35,167,778. For the three-months ended March 31, 2022, we had no revenue, generated a net loss of $401,601 and used cash of $105,783 for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources. Management believes that its current and future plans will enable it to continue as a going concern for the next twelve months from the date of this report.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Accounting Standards Codification, ASC Topic 360, Property, Plant and Equipment. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized. There were no long-lived assets or impairment charges for the period ended March 31, 2022.

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

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPM Green Energy, LLC (OPMGE). The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remining 300 of 1,000 member units available. However, Greenway never transferred the G-Reformer to OPMGE, as required by the LIMITED LIABILITY COMPANY AGREEMENT OF OPM GREEN ENERGY, LLC. Accordingly, it defaulted on its obligation under the agreement. Since the Wharton Plant is owned by Mabert, OPMGE was no longer a viable entity as of December 31, 2021 and March 31, 2022. As of December 31, 2021 and March 31, 2022, there were no book or assets within OPMGE. Accordingly, the Company’s receivable with this entity is fully reserved for as of March 31, 2022.

Use of Estimates

The preparation of condensed unaudited consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include allowance for collectible receivables and deferred tax valuation allowances. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents. There were no cash equivalents at March 31, 2022 or December 31, 2021, respectively.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. For the three months ended March 31, 2022, shares issuable upon the exercise of warrants (3,000,000), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (671,538) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive. For the three months ended March 31, 2021, shares issuable upon the exercise of warrants (3,000,000), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (923,630) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. At March 31, 2022 and 2021, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the FDIC insurance limit of $250,000. The Company did not have cash on deposit in excess of such limit on March 31, 2022 and December 31, 2021.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $16,000 and $30,000 during the periods ending March 31, 2022 and 2021, respectively.

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

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	March 31, 2022	December 31, 2021
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	$0

Depreciation expense was $0 for the three months ended March 31, 2022 and 2021.

NOTE 5 – TERM NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Term notes payable, including notes payable to related parties consisted of the following at March 31, 2022 and December 31, 2021 respectively:

	March 31, 2022	December 31, 2021

Secured notes payable with related parties at 18% per annum related to the Mabert LLC as Agent Loan Agreement originally dated September 14, 2018 for up to $5,000,000 (as amended), shown net of debt discount of $4,541 and $8,742 (1)	$2,801,234	$2,745,264
Total notes payable related parties	$2,801,234	$2,745,264
Unsecured convertible note payable at 4.5% per annum dated December 20, 2017 to a corporation, payable in two parts on January 8, 2018 and 2019 (2)	166,667	166,667
Promissory Note at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due August 15, 2022 (3)	525,000	525,000
Settlement agreement to pay $5,000 per month for 60 monthly installments beginning March 2019 (4)	125,000	135,000
Total notes payable and convertible notes payable	$816,667	$826,667

(1)	On September 14, 2018, the Company entered into a loan agreement with a private company, Mabert LLC, acting as Agent for various private lenders (the “Loan Agreement”) for the purpose of funding working capital and general corporate expenses up to $1,500,000, subsequently amended to a maximum of $5,000,000. Mabert LLC is a Texas limited liability company, owned by stockholder, Kevin Jones, and his late wife Christine Early (for each and all references herein forward, “Mabert”). The loan is fully secured, Mabert having filed a UCC-1 with the State of Texas. For each Promissory Note loan made under the Loan Agreement, as a cost to each note, the Company agreed to issue warrants and/or stock for Common Stock valued at $0.01 per share on an initial one-time basis at 3.67:1 and subsequently on a 2:1 basis for each dollar borrowed.

Under the Loan Agreement, various private lenders have loaned gross loan proceeds of $2,805,775 (excluding a debt discount of $4,541 for a net $2,801,234 book debt) through March 31, 2022. Mr. Jones, and his late wife have loaned $2,057,341 from inception through March 31, 2022. Pursuant to ACS 470, the fair value attributable to a discount on the debt is $4,541 for the three months ended March 31, 2022, this amount is amortized to interest expense on a straight-line basis over the terms of the loans.

The private party loans with the Company are often established by converting the Company’s outstanding stockholder advances due to related parties into a new note payable under the Loan Agreement in the quarter following the advance. There have been instances in which private lenders, under the Loan Agreement, enter into loans directly with the Company (not through an advance). During the three months ended March 31, 2022, the Company received proceeds of $3,500 in stockholder advances. Additionally, during the three months ended March 31, 2022, $51,769 of stockholder advances has been converted to notes payables with related parties and $16,245 has been written off to the Company due to a subscription receivables – warrant.

On January 1, 2021, the Company executed a Promissory Note under the Loan Agreement with Kevin Jones, a Director and shareholder for $142,934, at 18% interest per annum. As a cost of the note, the Company agreed to issue 285,868 shares of its Common Stock at a market price of $0.03 per share for a total debt discount of $8,014, subject to standard Rule 144 restrictions. The 285,868 shares of common stock are reported in common stock to be issued as of March 31, 2022, as they were not yet issued by the Company.

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

On January 1, 2022, the Company executed a Promissory Note under the Loan Agreement with Kevin Jones, a Director and shareholder for $51,769, at 18% interest per annum. As a cost of the note, the Company agreed to issue 103,538 shares of its Common Stock at a market price of $0.02 per share for a total debt discount of $1,991, subject to standard Rule 144 restrictions. The 103,538 shares of common stock are reported in common stock to be issued as of March 31, 2022, as they were not yet issued by the Company.

Each of the individual Promissory Notes have one-year terms, automatically renewable, unless an individual lender under the Loan Agreement notifies the agent within 60 days of the term that they would like payment of the principal and accrued interest upon the end of such promissory note term. No lenders requested payment for such individual promissory notes for the three month period ended March 31, 2022.

(2)	On December 20, 2017, the Company issued a convertible promissory note for $166,667, fully payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 – Notes Payable and Convertible Notes Payable.

(3)	On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd. (“Southwest”),as part of the consideration for an agreed stipulated judgement, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. The Company did not pay the third semi-annual interest payment when it was due in February 2021, and thus reported the note as a current liability as of December 31, 2020. In May 2021, the Company made the semi-annual interest payment (including late fees), cured the default and reclassed the note back to long-term liabilities. As of August 15, 2021, the maturity date of the note is one year and thus the Company reclassed the note to current liabilities. Since the note was issued, five (5) semiannual payments of interest have been paid. See Note 6 – Notes Payable and Convertible Notes Payable.

(4)	On March 6, 2019, the Company entered into Settlement Agreement with Wildcat Consulting Group LLC (“Wildcat”), as settlement of a consulting agreement lawsuit the Company agreed to pay Wildcat a total of $300,000, payable in sixty monthly installments of $5,000 per month beginning March 2019 and continuing each month until the settlement is paid in full.

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

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd. (“Southwest”) to resolve all conflicts related to a lawsuit in Hawaii, cause no. 16-1-0342, in the Circuit Court of the Third Circuit, State of Hawaii, styled Southwest Capital Funding, Ltd. V. Mamaki Tea, Inc., et. Al., whereby the Company had provided loan guarantees for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison. As part of the consideration for an agreed stipulated judgement, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. The principal balance of $525,000 and remaining accrued interest on the note is due August 15, 2022. In addition, we agreed to issue and deliver to Southwest 1,000,000 shares of Rule 144 restricted Common Stock valued at $0.05 per share. The shares were issued in the 3rd quarter 2019 and were fully expensed in the period ended December 2019. The Company did not pay the third semi-annual interest payment when it was due in February 2021. In May 2021, the Company made the semi-annual interest payment (including late fees) and cured the default. See Note 5 – Term Notes Payable and Notes Payable Related Parties.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses of $1,210,778 as of March 31, 2022 and $1,129,258 as of December 31, 2021, consisted entirely of accrued consulting fees. The consulting work involved fundraising and capital raising activities with potential investors for the Company, as well as consulting work related to chemical engineering and plant operations.

NOTE 8 – CAPITAL STRUCTURE

The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $.0001 per share, with each share having one voting right.

Common Stock

At March 31, 2022, there were 357,626,000 total shares of Common Stock outstanding.

During the three-months ended March 31, 2022, the Company: issued 2,565,166 shares of Rule 144 restricted Common Stock, including 2,366,666 shares issued in private placement to four (4) accredited investors at an average price of $0.02 per share for $43,000, and 198,500 shares for costs related to the issuance of promissory notes at an average price of $0.06 per share. As of March 31, 2022, the Company has 103,538 shares of common stock to be issued to Kevin Jones, a related party, for costs related to issuance of promissory notes.

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

Stock options, warrants and other rights

As of March 31, 2022 and 2021 respectively, the Company has not adopted and does not have an employee stock option plan.

As of March 31, 2022, the Company had total warrants issued and outstanding of 3,000,000, which are in favor of Dean Goekel and expire in June 2022. The exercise price of these remaining warrants is $0.03. There is no unvested expense relating to the warrants. After meeting certain deliverables set forth in the agreement, Mr. Goekel will be issued additional stock warrants for 1,000,000 shares at a strike price that is an average of the stock price for the 90 days that the deliverables have been met.

NOTE 9 – RELATED PARTY TRANSACTIONS

After approval during a properly called special meeting of the board of directors, on September 14, 2018 Mabert, LLC, a Texas Limited Liability Company owned by a director and stockholder, Kevin Jones and his late wife Christine Early, as an Agent for various private lenders including themselves, entered into a loan agreement (“Loan Agreement”) for the purpose of funding working capital and general corporate expenses for the Company of up to $1,500,000, which was subsequently amended to provide up to $5,000,000. The Company bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones as an Interested Director did not vote on this transaction. Since the inception of the Loan Agreement through March 31, 2022, a total of $2,805,775 (excluding a debt discount of $4,541) has been loaned to the Company and $1,156,339 has been accrued in interest by eight shareholders, including Mr. Jones. See Note 5 – Term Notes Payable and Notes Payable Related Parties.

Through Mabert, as of March 31, 2022, Mr. Jones along with his late wife and his company have loaned $2,057,341, and six other shareholders have loaned the balance of the Mabert Loans. These loans are secured by the assets of the Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the loan agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by the Agent for these shareholders. The actions of the Company in case of default can only be determined by the shareholders. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the loan agreement. Mabert did not nor will it receive compensation for its work as an agent for the lenders.

For the period ended March 31, 2022, the Company accrued expenses for related parties of $2,130,002 to account for the total deferred compensation expenses among two current executives, two former executive and one former employee. Each of the current executives have agreed to defer their compensation until such time as sufficient cash is available to make such payments, the Company’s Chief Financial Officer having the express authority to determine what constitutes cash sufficiency from time-to-time.

In the three months ended March 31, 2022, the Company received $3,500 in cash advances a Michael Wykrent a director of the Company. In the three months ended March 31, 2021, the Company received $122,064 in cash advances from two of our directors, Kent Harer and Michael Wykrent, in the amount of $5,000 each, and Kevin Jones, a former director, in the amount of $112,064. These amounts have been accrued as Advances – related parties for the periods. Subscription receivable – warrant amounts of $16,245 were deducted from accrued advances made by Kevin Jones, a related party and former director, and the remaining balance of $51,769 was converted to a note payable as of March 31, 2022. See Note 5 – Term Notes Payable and Notes Payable Related Parties.

In 2020, the Company made advances to an affiliate, OPMGE, of $412,885. As reported previously, the Company owns a non-consolidating 42.86% interest in the OPMGE GTL plant located in Wharton, Texas. Given the uncertainty of the collectability of this receivable, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of December 31, 2021 and March 31, 2022. As of December 31, 2020, OPMGE had approximately $3,800,000 of assets, and approximately $2,200,000 of liabilities and approximately $1,600,000 of equity. However, as of December 31, 2021, due to events of default under the lease agreement between Mabert and OPMGE and the Company, the lease was terminated and OPMGE no longer has any rights to operate the Wharton Plant. Additionally, OPMGE is no longer a viable entity and has terminated all operations and all assets, liabilities and equity are zero. As of December 31, 2021 and March 31, 2022, there are no assets, liabilities or equity within OPMGE.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

In August 2012, the Company entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-month period ended March 31, 2022, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, the Company entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist. During the three-month period ended March 31, 2022, the Company paid and/or accrued a total of $30,000 for the period under the terms of Mr. Jones’ agreement.

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

Other

In the August 2012 acquisition agreement with Greenway Innovative Energy, Inc. (“GIE”), the Company agreed to: (i) issue an additional 7,500,000 shares of restricted common stock when the first portable GTL unit is built and becomes operational, and, is capable of producing 2,000 barrels of diesel or jet fuel per day, and (ii) pay a 2% royalty on all gross production sales on each unit placed in production. In connection with a settlement agreement with the Greer Family Trust (“Trust”), the successor owner of one of the two founders and prior owners of GIE on February 6, 2018, the Company exchanged Greer’s half of the 7,500,000 shares (3,750,000 shares) to be issued in the future, Greer’s half of the 2% royalty, a termination of Greer’s then current Employment Agreement and the Trust’s waiver of any future claims against the Company for any reason, for the issuance and delivery to the Trust of three million (3,000,000) restricted shares of the Company’s common stock and a convertible Promissory Note for $150,000. As a result, only 3,750,000 common shares are committed to be later issued under the original 2012 acquisition agreement.

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

Greenway rents approximately 600 square feet of office space at 1521 North Cooper St., Suite 205, Arlington, Texas 76011, at a rate of $985 per month, under a one-year lease agreement, renewable for successive one-year terms in the Company’s sole discretion.

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

Capital Expenditures

The last funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the prior SOW. We signed a new SRA with UTA effective March 1, 2021 which relates to the testing and commercialization phase of our GTL technology. The term of the agreement was through February 15, 2022. The first payment under the SRA was made in March 2021 for $30,000. Going forward on the 15th of each month we paid UTA $15,454.54 through February 15, 2022, for a total commitment of $200,000. For the term of the agreement the Company has paid UTA a total of $174,000.

NOTE 11-SUBSEQUENT EVENTS

From April 1, 2022 through May 16, 2022, the Company issued 6,768,000 shares of common stock comprised of: 568,000 shares of Rule 144 restricted Common Stock issued in a private placement to one accredited investor at a price of $0.03 per share and 6,200,000 shares issued to Paul Alfano, a GWTI director, at a price of $0.03 per share.

On May 5, 2022, the Company issued a $30,000 promissory note to an unrelated party. The promissory note must be repaid on or before July 15, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending March 31, 2022 and 2021 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources, should be read in conjunction with our Annual Form 10-K filed on April 11, 2022. As discussed in Note 2 to these condensed unaudited consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the condensed unaudited consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

Going Concern

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 8, 2022 and filed with our annual report on Form 10-K, which is included by reference to our Financial Statements and raises substantial doubt about our ability to continue as a going concern.

	March 31, 2022	December 31, 2021
Net loss	$(401,601)	$(1,744,376)
Net cash used in operations	$(105,783)	$(791,906)
Negative working capital	$(10,217,985)	$(9,886,820)
Stockholders’ deficit	$(10,217,985)	$(9,886,820)

As of March 31, 2022, we had total liabilities in excess of assets by $10,217,985 and used net cash of $105,783 for our operating activities. This is as compared to the most recent year ended December 31, 2021, when we used net cash of $791,906 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three-months ended March 31, 2022, compared to the three-months ended March 31, 2021.

We had no revenues for our consolidated operations for the quarters ended March 31, 2022 and 2021. We reported consolidated net losses for each of these periods of $401,601 and $464,606, respectively.

Operating Expenses.

General and Administrative Expenses. During the three-months ended March 31, 2022, general and administrative expenses decreased to $237,999, as compared to $290,368 for the prior year three-months ended March 31, 2021. The decrease was primarily due to decreased consulting expenses, legal fees, and salaries in the period.

Research and Development Expenses. During the three-months ended March 31, 2022, Research and Development expenses decreased to $16,000, as compared to $30,000 for the prior year three-months ended March 31, 2021. The change was due to the payment of the renewal fee for the Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington in the three-months ended March 31, 2021, compared to one payment on the SRA during the three-months ended March 31, 2022.

Net Loss from Operations. Our net loss from operations decreased to $253,999 for the quarter ended March 31, 2022, as compared to $320,368 for the quarter ended March 31, 2021. The decrease was due primarily to decreased consulting fees, salaries and research and development expenses for the current period compared to the prior year quarter ended March 31, 2021.

Interest Expense. During the three-months period ended March 31, 2022, interest expense increased to $147,602 as compared to interest expense of $144,238 for the prior year three-months ended March 31, 2021. The increase was primarily due to two notes being issued to related parties and the additional interest associated with these notes.

Net Loss. Our net loss decreased to $401,601 for the three-months ended March 31, 2022, compared to a loss of $464,606 for the same three-months period in 2021. The decrease was primarily due to the decreased general and administrative and research and development expenses in the period ended March 31, 2022.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of March 31, 2022, we had $466 in cash, total assets of $522, and total liabilities of $10,218,507. Our total accumulated deficit on March 31, 2022, was $(35,167,778).

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. In the three-months ended March 31, 2022, our working capital deficit increased by $331,165 from the recent year-ended December 31, 2021 primarily as the result of increases in accrued expenses and accrued expenses – related parties of $152,520 and accrued interest payable of $121,031.

To increase our working capital we have considered completing additional private stock sales and entering into new debt instruments.

Operating activities

Net cash used in continuing operating activities during the three-months ended March 31, 2022 was $105,783, as compared to $149,362 for the three-months ended March 31, 2021.

Investing activities

Net cash used in investing activities for the three-months periods ending March 31, 2022 and 2021 was $0.

Financing Activities

Net cash provided by financing activities was $45,700 for the three-months ended March 31, 2022, consisting of stockholder advances made by Director and shareholder, Michael Wykrent, a related party of $3,500, sales of the Company’s Common Stock to private accredited investors for $52,200, offset by payments on the note payable to Wildcat of $10,000. Net cash provided by financing activities was $148,064 for the three-months ended March 31, 2021, consisting of stockholder advances made by Director and shareholder, Kevin Jones, a related party of $122,064, a sale of the Company’s Common Stock to a private accredited private investor of $36,000, offset by payments on the note payable to Wildcat of $10,000.

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

Commitments

Capital Expenditures

The last funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the prior SOW. We signed a new SRA with UTA effective March 1, 2021 which relates to the testing and commercialization phase of our GTL technology. The term of the agreement is through February 15, 2022. The first payment under the SRA was made in March 2021 for $30,000. Going forward on the 15th of each month we will pay UTA $15,454.54 through February 15, 2022, for a total commitment of $200,000. We have paid UTA a total of $174,000 as of March 31, 2022 under the SRA.

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-months ended March 31, 2022, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

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

Mr. Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Upon his resignation, we agreed to pay the balance of his Employment Agreement then due and owing over time. Accordingly, we accrued $110,084 for the balance of his Employment Agreement, against which we have paid $35,000, leaving a balance remaining of $75,084 as of March 31, 2022. In addition, Mr. Olynick had previously entered into a consulting agreement (the “Olynick Agreement”) to provide general advisory services with us on April 18, 2019, and which included terms for payment of billable time at $40.00 per hour, plus approved expenses. The Olynick Agreement was terminated when Mr. Olynick became President of the Company on May 10, 2018. We have accrued $26,310 in expenses related to such prior consulting agreement expenses as of March 31, 2022.

Effective April 1, 2019, we entered into an employment agreement with Thomas Phillips, Vice President of Operations, for a term of 12 months with compensation of $120,000 per year. Mr. Phillips reports to the President of GIE. Pursuant to his employment agreement, Mr. Phillips is entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, with such shares having been issued in February 2020. In addition, Mr. Phillips resigned from the Company effective December 15, 2020. We have accrued $175,000 for salary expenses outstanding as of March 31, 2022.

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

Paul Alfano, a director and greater than five percent (5%) shareholder entered into a consulting agreement with us on April 19, 2018 via Alfano Consulting Services (the “Alfano Agreement”), to provide board and senior management advice, including but not limited to corporate strategy, SEC regulatory adherence, sales and marketing strategies, document and presentation preparation and fund-raising support. Terms included payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. A copy is available by Exhibit 10.44 incorporated by reference herein. The Alfano Agreement was terminated when Mr. Alfano became a director on June 26, 2019. The Company has accrued Consulting Fees and Expenses of $139,988 for all prior periods through March 31, 2022. There is no payment schedule agreed to by the parties, and such accrued expenses will be paid only when the Company has sufficient liquidity to make such payment, or unless or until the parties agree to some other form of payment provision.

On October 19, 2020, the Company entered into a management consulting services agreement with Dean Goekel (the “Goekel Agreement” via “Analytical Professionals”), to manage engineering and vendor relationships, assist in defining the design and cost of certain capital equipment and to manage the direction of research, development and other related engineering activities. Mr. Goekel will also support the Company’s ongoing business operations, including assistance in commercialization and market implementation, strategic planning and other services. The agreed upon start date under the agreement is July 1, 2020 and the minimum engagement term was for six (6) months. After the initial term the agreement automatically renews for subsequent six (6) month terms unless the Company or Mr. Goekel terminates the agreement. Under the agreement, in exchange for Mr. Goekel’s services he will receive a minimum monthly fee of $10,000 per month in deferred compensation until such time that adequate funds are available for payment. As of March 31, 2022, we have accrued $210,000 in compensation expense related to this agreement. Additionally, under the agreement Mr. Goekel was issued stock warrants for 3,000,000 shares at a strike price of $0.03 per share effective July 1, 2020 and expiring on June 30, 2022. After meeting certain deliverables set forth in the agreement, Mr. Goekel will be issued stock warrants for 1,000,000 shares at a strike price that is an average of the stock price for the 90 days that the deliverables have been met. Mr. Goekel has not met the criteria for this agreement as of March 31, 2022.

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

Mining Leases

We have a minimum commitment during 2022 of approximately $11,880 for our annual lease maintenance fees due to Bureau of Land Management (“BLM”) for the Arizona Property, with such payment due by September 1, 2022. There is no actual lease agreement with the BLM, but we file an annual maintenance fee form and pay fees to the BLM to hold our claims.

Financing

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the period ended March 31, 2022, we received $51,769 in related party loans from a former director, Kevin Jones, under the Mabert Loan facility. See also Note 5 – Term Notes Payable and Notes Payable Related Parties herein above.

For the year ended December 31, 2021, we received $429,247 in related party loans from Mabert, acting as agent for various lenders to the Company.

Third-party financing

On February 23, 2022, the Company issued 2,000,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $32,000, or $0.02 per share.

On January 25, 2022, the Company issued 200,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $6,000, or $0.03 per share.

On January 7, 2022, the Company issued 83,333 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $2,500, or $0.03 per share.

On January 6, 2022, the Company issued 83,333 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $2,500, or $0.03 per share.

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

Off-Balance Sheet Arrangements

During the year ended December 2019, we entered into a revenue interest research and development venture with Mabert and an employee, Tom Phillips, OPMGE. However, based on events of default in their agreement with the Company, Mabert no longer has any formal arrangements with OPMGE or Tom Phillips. Since inception of this arrangement, we have advanced a total of $412,885 to OPMGE. Given the uncertainty of the collectability of this receivable, the Company fully reserved for this amount as of December 31, 2021 and March 31, 2022. As of December 31, 2021 and March 31, 2022, there are no assets, liabilities, or equity within OPMGE.

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

In March 2022, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of March 31, 2022, our internal control over financial reporting was ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2022:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended March 31, 2022, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending March 31, 2022, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Information regarding risk factors appears in the Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2022, we issued: 2,565,166 shares of Rule 144 restricted Common Stock, including 2,366,666 shares issued in private placement to four (4) accredited investors at an average price of $0.02 per share for $43,000, and 198,500 shares for costs related to the issuance of promissory notes at an average price of $0.06 per share. As of March 31, 2022, the Company has 103,538 shares of common stock to be issued to Kevin Jones, a related party, for costs related to issuance of promissory notes.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Identification of Exhibit

2.1**	Combination Agreement executed as of August 18, 2009, between Dynalyst Manufacturing Corporation and Universal Media Corporation, filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.1**	Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on March 13, 2002, filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.2**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on June 7, 2006, filed as Exhibit 3.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.3**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on August 28, 2009, changing the corporate name to Universal Media Corporation, filed as Exhibit 3.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.4**	Articles of Amendment of Articles of Incorporation of Universal Media Corporation filed with the Secretary of State of Texas on March 23, 2011, changing the corporate name to UMED Holdings, Inc., filed as Exhibit 3.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.5**	Articles of Amendment of Certificate of Formation of UMED Holdings, Inc. filed with the Secretary of State of Texas on June 23, 2017, changing the corporate name to Greenway Technologies, Inc., filed as Exhibit 3.1 to the registrant’s Form 8-K/A on July 20, 2017, Commission File Number 000-55030.
3.6**	Bylaws of Dynalyst Manufacturing Corporation, filed as Exhibit 3.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.7**	Articles of Incorporation of Greenway Innovative Energy, Inc. filed with the Secretary of State of Nevada on July 6, 2012, filed as Exhibit 3.7 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

3.8**	Bylaws of Greenway Innovative Energy, Inc., filed as Exhibit 3.8 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.9**	Certificate of Amendment to the Articles of Incorporation approved by the Shareholders at the Special Shareholders Meeting on December 11, 2019
10.2**	Purchase Agreement dated as of May 1, 2012, between Universal Media Corporation and Mamaki Tea & Extract, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.3**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.4**	Second Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.5**	Purchase Agreement dated August 29th, 2012, between Universal Media Corporation and Greenway Innovative Energy, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.6**	Purchase Agreement dated as of February 23, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.7**	Asset Purchase Agreement dated as of October 2, 2011, between Jet Regulators, L.C., R/T Jet Tech, L.P. and UMED Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.8**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Kevin Bentley, filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.9**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. Randy Moseley, filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.10**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Richard Halden, filed as Exhibit 10.11 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.11**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Raymond Wright, filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.12**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Conrad Greer, filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.13**	Consulting Agreement dated May 27, 2011, between UMED Holdings, Inc. and Jabez Capital Group, LLC, filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.14**	Promissory Note in the amount of $850,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Southwest Capital Funding, Ltd., filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.15**	Modification of Note and Liens effective as of October 1, 2012, between Southwest Capital Funding, Ltd. and Mamaki Tea, Inc., filed as Exhibit 10.16 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.16**	Second Modification of Note and Liens effective as of December 20, 2012, between Southwest Capital Funding, Ltd., Mamaki Tea, Inc., and Mamaki of Hawaii, Inc., filed as Exhibit 10.17 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.17**	Promissory Note in the amount of $150,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Robert R. Romer, filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.18**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.20**	Promissory Note in the amount of $158,000 dated September 18, 2014, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.20 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.21**	Warrant dated September 18, 2014, for $47,400 worth of UMED Holdings, Inc. shares issued to Tonaquint, Inc., filed as Exhibit 10.21 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.22**	Office Lease Agreement dated October 2015, between UMED Holdings, Inc. and The Atrium Remains the Same, LLC, filed as Exhibit 10.22 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

10.23**	Warrant dated October 31, 2015, for 4,000,000 shares issued to Norman T. Reynolds, Esq, filed as Exhibit 10.23 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.24**	Promissory Note in the amount of $36,000 dated March 8, 2016, executed by UMED Holdings, Inc. payable to Peter C. Wilson, filed as Exhibit 10.24 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.25**	Convertible Promissory Note in the amount of $224,000 dated May 4, 2016, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.25 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.26**	Severance and Release Agreement by and between UMED Holdings, Inc. and Randy Moseley dated November 11, 2016, filed as Exhibit 10.26 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.27**	Settlement and Mutual Release Agreement dated January 13, 2017, executed by UMED Holdings, Inc. in connection with Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison, filed as Exhibit 10.27 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.28**	Warrant dated February 1, 2017, for 2,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.28 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.29**	Warrant dated February 1, 2017, for 4,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.29 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.30**	Severance and Release Agreement by and between UMED Holdings, Inc. and Richard Halden dated February 1, 2017, filed as Exhibit 10.30 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.31**	Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, LLC, and UMED Holdings, Inc., filed as Exhibit 10.31 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.32**	Consulting Agreement by and between the registrant and Chisos Equity Consultants, LLC, as amended on February 16, 2018, and March 19, 2018, filed as Exhibit 10.1 to the registrant’s Form 8-K, on March 21, 2018, Commission File Number 000-55030.
10.33**	Promissory Note in the amount of $100,000 dated November 13, 2017, executed by Greenway Technologies, Inc. payable to Wildcat Consulting Group LLC.
10.34**	Subordinated Convertible Promissory Note in the amount of $166,667 dated December 20, 2017, executed by Greenway Technologies, Inc. payable to Tunstall Canyon Group LLC.
10.35**	Warrant dated November 30, 2017 for 1,000,000 shares issued to MTG Holdings, LTD.
10.36**	Greer Family Trust Promissory Note and Settlement. filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.37**	Warrant dated January 8, 2018 for 4,000,000 shares issued to Kent Harer.
10.38**	Settlement agreement by and between Greenway Technologies, Inc. and Tonaquint, Inc. dated April 9, 2018.
10.39**	Employment agreement with John Olynick, as President, dated May 10, 2018.
10.40**	Employment agreement with Ransom Jones, as Chief Financial Officer, Secretary and Treasurer, dated May 10, 2018.
10.41**	Consulting Agreement with Gary L. Ragsdale, Ph.D., P.E.
10.42**	Consulting Agreement with John Olynick
10.43**	Consulting Agreement with Marl Zoellers
10.44**	Consulting Agreement with Paul Alfano dba Alfano Consulting Services
10.45**	Consulting Agreement with Peter Hauser
10.46**	Consulting Agreement with William Campbell
10.47**	Consulting Agreement with Ryan Turner
10.48**	Amendment on July 30, 2014 to that certain Employment Agreement with Raymond Wright dated August 29, 2012
10.49**	Mabert LLC as Agent Loan Agreement dated September 14, 2018
10.50**	Mabert LLC as Agent Security Agreement dated September 14, 2018
10.51**	Texas UCC-1 filed by Mabert LLC as Agent on October 11, 2018, ending October 10, 2023.
10.52**	Rule 11 Agreement, dated March 6, 2019, pursuant to a mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.53**	Employment agreement with Thomas Phillips, as Vice President of Operations, effective date April 1, 2019.
10.54**	Settlement Agreement executed on September 26, 2019 with Southwest Capital Funding, Ltd. to resolve all conflicts related to loan guarantees provided for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison.
10.55**	Limited Liability Company Agreement of OPM Green Energy, LLC, dated August 23, 2019, by and among Greenway Technologies, Inc., a Texas corporation, Mabert, LLC, a Texas limited liability company, Tom Phillips, an individual, and OPM Green Energy, LLC, a Texas corporation.

10.56**	Subscription Agreement dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.57**	Intellectual Property License dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.58**	Employment agreement with Ryan Turner for Business Development and Investor Relations, dated April 1, 2019.
10.59**	Agreed Order of Dismissal with Prejudice, dated February 25, 2020, pursuant to the mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.60**	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Chisos Equity Consultants, LLC for the matters in Cause No. 67-306723-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.61**	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Richard Halden for the matters in Cause No. 352-306721-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.62**	Agreed Order of Dismissal without Prejudice, dated November 26, 2019, pursuant to the mutual settlement of all claims by Greenway Technologies, Inc. against Micheal R. Warner et al (the “Dissident Shareholders”) for the matters in Cause No. DC-19-04207, filed in the District Court in Dallas County, TX on March 26, 2019.
10.63**	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd, pursuant to that certain Convertible Promissory Note executed on January 24, 2020.
10.64**	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on January 24, 2020.
10.65**	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Convertible Promissory Note executed on February 12, 2020.
10.66**	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on February 12, 2020.
14.1**	Code of Ethics for Senior Financial Officers, filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
31.1*	Certification of Kent Harer, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kent Harer, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: May 16, 2022.

	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

