Form 10-Q
period 2022-06-30
GREENWAY TECHNOLOGIES INC
filed 2022-08-16
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).   Yes ☐    No ☒

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 16, 2022 was 375,510,871.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements & Notes (Unaudited)

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets
Cash	$35,193	$60,549
Prepaid expenses	4,592	56
Total Current Assets	39,785	60,605
Total Assets	$39,785	$60,605

Liabilities & Stockholders’ Deficit
Current Liabilities
Accounts payable	$575,191	$667,130
Advances - related parties	3,500	68,014
Accrued severance expense	1,301,964	1,301,964
Accrued expenses	1,130,910	1,129,258
Accrued expenses - related parties	2,236,502	2,059,002
Accrued interest payable (includes related parties interest of $1,280,143 and $1,032,536 respectively)	1,412,568	1,150,126
Notes payable and convertible notes payable (Net of debt discount of $8,036 and $0 respectively)	861,131	826,667
Notes payable - related parties (Net of debt discount of $996 and $8,742 respectively)	2,804,779	2,745,264
Total Current Liabilities	10,326,545	9,947,425
Total Liabilities	$10,326,545	$9,947,425
Commitments and contingencies (Note 10)

Stockholders’ Deficit
Common stock 500,000,000 shares authorized, par value $0.0001, 375,330,871 and 355,060,834 outstanding at June 30, 2022 and December 31, 2021, respectively	$37,532	$35,506
Additional paid-in capital	25,345,261	24,842,907
Common stock to be issued	-	17,189
Subscription receivables	(150,000)	(16,245)
Accumulated deficit	(35,519,553)	(34,766,177)
Total Stockholders’ Deficit	(10,286,760)	(9,886,820)
Total Liabilities & Stockholder’s Deficit	$39,785	$60,605

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$-	$-	$-	$-
Expenses
General and administrative	247,733	277,731	485,732	568,099
Research and development	-	48,000	16,000	78,000
Total Expense	247,733	325,731	501,732	646,099

Operating loss	(247,733)	(325,731)	(501,732)	(646,099)

Other income (expenses)
Interest expense	(174,419)	(147,897)	(322,021)	(292,135)
Settlement gain - legal matter	70,377	-	70,377	-
Total other expense	(104,042)	(147,897)	(251,644)	(292,135)

Loss before income taxes	(351,775)	(473,628)	(753,376)	(938,234)
Provision for income taxes	-	-	-	-
Net loss	$(351,775)	$(473,628)	$(753,376)	$(938,234)

Net loss per share
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	370,584,246	339,434,034	365,552,744	337,444,388

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the three and six months ended June 30, 2022 and 2021
(Unaudited)

Six Months Ended June 30, 2022
	Common Stock, par value $0.0001		Additional	Common Stock
	Number of		paid-in	to be	Subscription	Accumulated
	shares	Amount	capital	Issued	Receivable	deficit	Total
Balance, December 31, 2021	355,060,834	$35,506	$24,842,907	$17,189	$(16,245)	$(34,766,177)	$(9,886,820)
Shares to be issued for promissory note fees	-	-	-	1,991	-	-	1,991
Payment for subscription receivable - warrants	-	-	-	-	16,245	-	16,245
Shares to be issued for private placement	-	-	-	14,200	-	-	14,200
Shares issued for promissory note fees	198,500	20	12,169	(12,189)	-	-	-
Shares issued for private placement	2,366,666	236	42,764	(5,000)	-	-	38,000
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(401,601)	(401,601)
Balance, March 31, 2022	357,626,000	$35,762	$24,897,840	$16,191	$-	$(35,167,778)	$(10,217,985)

Shares issued for promissory note fees	103,538	10	1,981	(1,991)	-	-	-
Shares issued for private placement	11,401,333	1,140	291,060	(14,200)	(150,000)	-	128,000
Shares issued for settlement of liability	6,200,000	620	154,380	-	-	-	155,000
Net loss for the three months ended June 30, 2022	-	-	-	-	-	(351,775)	(351,775)
Balance, June 30, 2022	375,330,871	$37,532	$25,345,261	$-	$(150,000)	$(35,519,553)	$(10,286,760)

Six Months Ended June 30, 2021
	Common Stock, par value $0.0001		Additional	Common Stock
	Number of		paid-in	to be	Subscription	Accumulated
	shares	Amount	capital	Issued	Receivable	deficit	Total
Balance, December 31, 2020	335,268,075	$33,527	$24,123,925	$36,384	$(16,245)	$(33,021,801)	$(8,844,210)
Shares to be issued for promissory note fees	-	-	-	8,014	-	-	8,014
Shares to be issued for consulting fees	-	-	-	3,000	-	-	3,000
Shares issued for private placement	1,200,000	120	35,880	-	-	-	36,000
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(464,606)	(464,606)
Balance, March 31, 2021	336,468,075	$33,647	$24,159,805	$47,398	$(16,245)	$(33,486,407)	$(9,261,802)

Shares to be issued for promissory note fees	-	-	-	6,343	-	-	6,343
Shares to be issued for private placement	-	-	-	10,000	-	-	10,000
Shares issued for promissory note fees	973,630	97	48,546	(44,398)	-	-	4,245
Shares issued for consulting fees	482,500	48	14,427	(3,000)	-	-	11,475
Shares issued for private placement	4,766,667	477	172,523	-	-	-	173,000
Net loss for the three months ended June 30, 2021	-	-	-	-	-	(473,628)	(473,628)
Balance, June 30, 2021	342,690,872	$34,269	$24,395,301	$16,343	$(16,245)	$(33,960,035)	$(9,530,367)

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2022 and 2021
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(753,376)	$(938,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	39,201	18,325
Share based consulting fees	-	14,475
Gain on legal settlement	(70,377)	-
Changes in operating assets and liabilities:
Prepaid expenses	(4,536)	11,135
Accrued expenses	16,487	163,379
Accrued expenses - related parties	580,107	386,785
Accounts payable	(21,562)	(81,682)
Net Cash Used in Operating Activities	(214,056)	(425,817)
Cash Flows from Financing Activities
Proceeds from notes payable	30,000	-
Payments on notes payable	(25,000)	(25,000)
Proceeds from sale of common stock private placement	180,200	219,000
Proceeds from stockholder advances	3,500	286,313
Net Cash Provided by Financing Activities	188,700	480,313

Net Increase (Decrease) in Cash	(25,356)	54,496
Cash Beginning of Period	60,549	1,628
Cash End of Period	$35,193	$56,124
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$20,379	$29,000
Cash paid during the period for taxes	$-	$-
Non-Cash investing and financing activities
Payment for subscription receivables - warrants	$16,245	$-
Shares to be issued for promissory note fees	$1,991	$18,602
Conversion of stockholder advances – related parties to notes payable	$51,769	$329,997
Shares issued for promissory note fees	$14,180	$48,643
Shares issued for settlement of liability	$155,000	$-
Subscription receivable for shares issued for private placement	$150,000	$-

See accompanying notes to the condensed unaudited consolidated financial statements.

GREENWAY TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2022. These condensed unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Going Concern Uncertainties

The condensed unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2022, we have an accumulated deficit of $35,519,553. For the six-months ended June 30, 2022, we had no revenue, generated a net loss of $753,376 and used cash of $214,056 for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Accounting Standards Codification (“ASC”), ASC Topic 360, Property, Plant and Equipment. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized. There were no long-lived assets or impairment charges for the period ended June 30, 2022 and December 31, 2021.

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company has not, to date, generated any revenues.

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPMGE. The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remaining 300 of 1,000 member units available. However, Greenway never transferred the G-Reformer to OPMGE, as required by the LIMITED LIABILITY COMPANY AGREEMENT OF OPM GREEN ENERGY, LLC. Accordingly, it defaulted on its obligation under the agreement. Since the Wharton Plant is owned by Mabert, OPMGE was no longer a viable entity as of December 31, 2021. As of December 31, 2021 and June 30, 2022, there were no assets within OPMGE. Accordingly, the Company’s receivable with this entity is fully reserved for as of December 31, 2021 and June 30, 2022.

Use of Estimates

The preparation of condensed unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include allowance for collectible receivables and deferred tax valuation allowances. Actual results could differ from such estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three-months or less to be cash equivalents. There were no cash equivalents at June 30, 2022 or December 31, 2021, respectively.

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

Net Loss Per Share, basic and diluted

Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period. For the six months ended June 30, 2022, shares convertible for debt (2,083,333) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive. For the six months ended June 30, 2021, shares issuable upon the exercise of warrants (3,000,000), shares convertible for debt (2,083,333) and shares outstanding but not yet issued (424,128) have been excluded as a common stock equivalent in the diluted loss per share because their effect would be anti-dilutive.

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

Stock Based Compensation

The Company follows ASC subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. At June 30, 2022 and 2021, the Company did not have any outstanding stock options.

Concentration and Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. The Company did not have cash on deposit in excess of such limit on June 30, 2022 and December 31, 2021.

Research and Development

The Company accounts for research and development costs in accordance with ASC subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0 and $48,000 for the three months ended June 30, 2022 and 2021, and $16,000 and $78,000 for the six months ended June 30, 2022 and 2021, respectively.

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

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	Range of Lives in Years	June 30, 2022	December 31, 2021
Equipment	5	$2,032	$2,032
Furniture and fixtures	5	1,983	1,983
		4,015	4,015
Less accumulated depreciation		(4,015)	(4,015)
		$0	$0

Depreciation expense was $0 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 5 – TERM NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Term notes payable, including notes payable to related parties consisted of the following at June 30, 2022 and December 31, 2021 respectively:

	June 30, 2022	December 31, 2021

Secured notes payable with related parties at 18% per annum related to the Mabert LLC as Agent Loan Agreement originally dated September 14, 2018 for up to $5,000,000 (as amended), shown net of debt discount of $996 and $8,742 (1)	$2,804,779	$2,745,264
Total notes payable related parties	$2,804,779	$2,745,264
Promissory note agreement to pay $67,500 on or before July 15, 2022, for funding of short-term operating expenses, shown net of debt discount of $8,036 and $0 (2)	59,464	-
Unsecured convertible note payable at 4.5% per annum dated December 20, 2017 to a corporation, payable in two parts on January 8, 2018 and 2019 (3)	166,667	166,667
Promissory Note at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due August 15, 2022 (4)	525,000	525,000
Settlement agreement to pay $5,000 per month for 60 monthly installments beginning March 2019 (5)	110,000	135,000
Total notes payable and convertible notes payable	$861,131	$826,667

(1)	On September 14, 2018, the Company entered into a loan agreement with a private company, Mabert LLC, acting as Agent for various private lenders (the “Loan Agreement”) for the purpose of funding working capital and general corporate expenses up to $1,500,000, subsequently amended to a maximum of $5,000,000. Mabert LLC is a Texas limited liability company, owned by stockholder, Kevin Jones, and his late wife Christine Early (for each and all references herein forward, “Mabert”). The loan is fully secured, Mabert having filed a UCC-1 with the State of Texas. For each Promissory Note loan made under the Loan Agreement, as a cost to each note, the Company agreed to issue warrants and/or stock for Common Stock valued at $0.01 per share on an initial one-time basis at 3.67:1 and subsequently on a 2:1 basis for each dollar borrowed.

Under the Loan Agreement, various private lenders have loaned gross loan proceeds of $2,805,775 (excluding a debt discount of $996 for a net $2,804,779 book debt) through June 30, 2022. Mr. Jones, and his late wife have loaned $2,057,341 from inception through June 30, 2022. Pursuant to ACS 470, the fair value attributable to a discount on the debt is $996 for the six months ended June 30, 2022, this amount is amortized to interest expense on a straight-line basis over the terms of the loans.

The private party loans with the Company are often established by converting the Company’s outstanding stockholder advances due to related parties into a new note payable under the Loan Agreement in the quarter following the advance. There have been instances in which private lenders, under the Loan Agreement, enter into loans directly with the Company (not through an advance). During the six months ended June 30, 2022, the Company received proceeds of $3,500 in stockholder advances. Additionally, during the six months ended June 30, 2022, $51,769 of stockholder advances has been converted to notes payables with related parties and $16,245 has been written off to the Company due to a subscription receivables – warrant.

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

Each of the individual Promissory Notes have one-year terms, automatically renewable, unless an individual lender under the Loan Agreement notifies the agent within 60 days of the term that they would like payment of the principal and accrued interest upon the end of such promissory note term. No lenders requested payment for such individual promissory notes for the six-month period ended June 30, 2022.

(2)	On May 5, 2022, the Company entered into a promissory note agreement with David Snell for $30,000 of cash proceeds, for funding of short-term operating expenses. The repayment of the loan is in the amount of $67,500 and was originally due on or before July 15, 2022, however by mutual agreement of the parties pursuant a loan extension agreement the loan repayment date has been extended to September 15, 2022. For the six months ended June 30, 2022, the Company recorded $29,464 of amortization expense.

(3)	On December 20, 2017, the Company issued a convertible promissory note for $166,667, fully payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. See Note 6 – Notes Payable and Convertible Notes Payable.

(4)	On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd. (“Southwest”), as part of the consideration for an agreed stipulated judgment, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. The Company did not pay the third semi-annual interest payment when it was due in February 2021, and thus reported the note as a current liability as of December 31, 2020. In May 2021, the Company made the semi-annual interest payment (including late fees), cured the default and reclassed the note back to long-term liabilities. As of August 15, 2021, the maturity date of the note is one year and thus the Company reclassed the note to current liabilities. Since the note was issued, five (5) semiannual payments of interest have been paid. See Note 6 – Notes Payable and Convertible Notes Payable.

(5)	On March 6, 2019, the Company entered into Settlement Agreement with Wildcat Consulting Group LLC (“Wildcat”), as settlement of a consulting agreement lawsuit the Company agreed to pay Wildcat a total of $300,000, payable in sixty monthly installments of $5,000 per month beginning March 2019 and continuing each month until the settlement is paid in full.

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

NOTE 7 – ACCRUED EXPENSES

Accrued expenses of $1,130,910 as of June 30, 2022 and $1,129,258 as of December 31, 2021, consisted entirely of accrued consulting fees. The consulting work involved fundraising and capital raising activities with potential investors for the Company, as well as consulting work related to chemical engineering and plant operations.

NOTE 8 – CAPITAL STRUCTURE

The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $.0001 per share, with each share having one voting right.

Common Stock

At June 30, 2022, there were 375,330,871 total shares of Common Stock outstanding.

During the three-months ended June 30, 2022, the Company: issued 17,704,871 shares of Rule 144 restricted Common Stock, including: 11,401,333 shares issued in private placement to five (5) accredited investors at an average price of $0.03 per share for $291,060 of which $150,000 was recorded as a subscription receivable and collected in July 2022; 6,200,000 shares were issued in a private placement to one (1) accredited investor at a price of $0.025 per share for the settlement of Company liabilities for $155,000; and 103,538 shares for costs related to the issuance of promissory notes at an average price of $0.02 per share.

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

Stock options, warrants and other rights

As of June 30, 2022 and 2021 respectively, the Company has not adopted and does not have an employee stock option plan.

As of June 30, 2022, the 3,000,000 of issued and outstanding warrants, which were in the favor of Dean Goekel expired. Thus, the Company has no warrants issued and outstanding as of June 30, 2022. Mr. Dean Goekel will be issued stock warrants for 1,000,000 shares at a strike price that is an average of the stock price for the 90 days that certain deliverables have been met. As of June 30, 2022 these deliverables have not been met.

NOTE 9 – RELATED PARTY TRANSACTIONS

After approval during a properly called special meeting of the board of directors, on September 14, 2018 Mabert, LLC, a Texas Limited Liability Company owned by a former director and stockholder, Kevin Jones and his late wife Christine Early, as an Agent for various private lenders including themselves, entered into a loan agreement (“Loan Agreement”) for the purpose of funding working capital and general corporate expenses for the Company of up to $1,500,000, which was subsequently amended to provide up to $5,000,000. The Company bylaws provide no bar from transactions with Interested Directors, so long as the interested party does not vote on such transaction. Mr. Jones as an Interested Director did not vote on this transaction. Since the inception of the Loan Agreement through June 30, 2022, a total of $2,805,775 (excluding a debt discount of $996) has been loaned to the Company and $1,280,143 has been accrued in interest by eight shareholders, including Mr. Jones. See Note 5 – Term Notes Payable and Notes Payable Related Parties.

Through Mabert, as of June 30, 2022, Mr. Jones along with his late wife and his company have loaned $2,057,341, and six other shareholders have loaned the balance of the Mabert Loans. These loans are secured by the assets of the Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the loan agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by the Agent for these shareholders. The actions of the Company in case of default can only be determined by the shareholders. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the loan agreement. Mabert did not nor will it receive compensation for its work as an agent for the lenders.

For the period ended June 30, 2022, the Company accrued expenses for related parties of $2,236,502 to account for the total deferred compensation expenses among two current executives, two former executive and one former employee. Each of the current executives have agreed to defer their compensation until such time as sufficient cash is available to make such payments, the Company’s Chief Financial Officer having the express authority to determine what constitutes cash sufficiency from time-to-time.

In the six months ended June 30, 2022, the Company received $3,500 in cash advances a Michael Wykrent a director of the Company. Through the period ended June 30, 2021, we received $99,250 in cash advances from one of our directors, Kevin Jones, a greater than 5% shareholder. These amounts have been accrued as Advances – related parties for the periods. Subscription receivable – warrant amounts of $16,245 were deducted from accrued advances made by Kevin Jones, a related party and former director, and the remaining balance of $51,769 was converted to a note payable as of March 31, 2022. See Note 5 – Term Notes Payable and Notes Payable Related Parties.

In 2020, the Company made advances to an affiliate, OPMGE, of $412,885. As reported previously, the Company owns a non-consolidating 42.86% interest in the OPMGE GTL plant located in Wharton, Texas. Given the uncertainty of the collectability of this receivable, the Company has fully reserved the full amount of this equity method receivable with OPMGE as of December 31, 2021 and June 30, 2022. As of December 31, 2020, OPMGE had approximately $3,800,000 of assets, and approximately $2,200,000 of liabilities and approximately $1,600,000 of equity. However, as of December 31, 2021, due to events of default under the lease agreement between Mabert and OPMGE and the Company, the lease was terminated and OPMGE no longer has any rights to operate the Wharton Plant. Additionally, OPMGE is no longer a viable entity and has terminated all operations and all assets, liabilities and equity are zero. As of December 31, 2021 and June 30, 2022, there are no assets, liabilities or equity within OPMGE.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

In August 2012, the Company entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-month period ended June 30, 2022, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, the Company entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist. During the three-month period ended June 30, 2022, the Company paid and/or accrued a total of $65,000 (salary and bonus) for the period under the terms of Mr. Jones’ agreement.

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

Legal Matters

On October 19, 2019 the Company was served with a lawsuit by Norman Reynolds, a previously engaged counsel by the Company. The suit was filed in Harris County District Court, Houston, Texas, asserting claims for unpaid fees of $90,378. While fully reserved, Greenway vigorously disputes the total amount claimed. Greenway has asserted counterclaims based upon alleged conflicts of interest, breaches of fiduciary duty and violations of the Texas Deceptive Trade Practices Act (“DTPA”). On November 17, 2021, Greenway and Mr. Reynolds settled the matter agreeing to cash payments from GWTI totaling $20,000. This settlement resulted in a gain of $70,377 as of June 30, 2022.

On September 7, 2021, the Company was served with a demand for mediation and potential arbitration by Gregory Sanders, a previous employee of the Company. The demand claims Mr. Sanders had an employment agreement with the Company entitling him to certain compensation payments under the contract. No conclusion was met during mediation which occurred in the fourth quarter of 2021 or as of June 30, 2022. Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims.

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

NOTE 11-SUBSEQUENT EVENTS

From July 1, 2022 through August 16, 2022, the Company issued 180,000 shares of Rule 144 restricted Common Stock in a private placement to one accredited investor at a price of $0.03 per share for consulting services.

The repayment of the loan in the amount of $67,500 was originally due on or before July 15, 2022, however by mutual agreement of the parties pursuant a loan extension agreement the loan repayment date has been extended to September 15, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending June 30, 2022 and 2021 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

	June 30, 2022	December 31, 2021
Net loss	$(753,376)	$(1,744,376)
Net cash used in operations	$(241,056)	$(791,906)
Negative working capital	$(10,286,760)	$(9,886,820)
Stockholders’ deficit	$(10,286,760)	$(9,886,820)

As of June 30, 2022, we had total liabilities in excess of assets by $10,286,760 and used net cash of $241,056 for our operating activities. This is as compared to the most recent year ended December 31, 2021, when we used net cash of $791,906 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three-months ended June 30, 2022, compared to the three-months ended June 30, 2021.

We had no revenues for our consolidated operations for the quarters ended June 30, 2022 and 2021. We reported consolidated net losses for each of these periods of $351,775 and $473,628, respectively.

Operating Expenses.

General and Administrative Expenses. During the three-months ended June 30, 2022, general and administrative expenses decreased to $247,733, as compared to $277,731 for the prior year three-months ended June 30, 2021. The decrease was primarily due to decreased salaries and legal fees in the period.

Research and Development Expenses. During the three-months ended June 30, 2022, Research and Development expenses decreased to $0, as compared to $48,000 for the prior year three-months ended June 30, 2021. The change was due to the expiration of the Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington in the February of 2022, compared to three payments on the SRA in the prior year three month period ended June 30, 2021.

Net Loss from Operations. Our net loss from operations decreased to $247,733 for the quarter ended June 30, 2022, as compared to $325,731 for the quarter ended June 30, 2021. The decrease was due primarily to decreased salaries, legal fees and research and development expenses for the current period compared to the quarter ended June 30, 2021.

Interest Expense. During the three-months period ended June 30, 2022, interest expense increased to $174,419 as compared to interest expense of $147,897 for the prior year three-months ended June 30, 2021. The increase was due to an increase in discount amortization for the current period compared to the quarter ended June 30, 2021.

Settlement Gain. During the three-months period ended June 30, 2022, we recognized a $70,377 gain on the settlement of the Norman Reynolds legal matter. In the settlement we agreed to pay Mr. Reynolds $20,000 in cash payments, which have all been paid as of June 30, 2022.

Net Loss. Our net loss decreased to $351,775 for the three-months ended June 30, 2022, compared to a loss of $473,628 for the same three-months period in 2021. The decrease was primarily due to the decreased general and administrative and research and development expenses and the gain on settlement of the legal matter in the period ended June 30, 2022.

Six-months ended June 30, 2022, compared to six-months ended June 30, 2021.

We had no revenues for our consolidated operations for the six-month periods ended June 30, 2022 and 2021. We reported consolidated net losses for each of these periods of $753,376 and $938,234, respectively.

Operating Expenses.

General and Administrative Expenses. During the six-months ended June 30, 2022, general and administrative expenses decreased to $485,732, as compared to $568,099 for the prior year six-months ended June 30, 2021. The decrease was primarily due to decreased consulting fees, salaries and legal fees in the period.

Research and Development Expenses. During the six-months ended June 30, 2022, Research and Development expenses decreased to $16,000, as compared to $78,000 for the prior year six-months ended June 30, 2021. The change was due to the expiration of the Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington in the February of 2022.

Net Loss from Operations. Our net loss from operations decreased to $501,732 for the six-months ended June 30, 2022, as compared to $646,099 for the prior year six-months ended June 30, 2021. The decrease was due primarily to decreased salaries, legal fees and research and development expenses for the current period compared to the prior year period.

Interest Expense. During the six-months ended June 30, 2022, interest expense increased to $322,021 as compared to interest expense of $292,135 for the prior year six-months ended June 30, 2021. The increase was due to an increase in discount amortization for the current period compared to the prior year period ended June 30, 2021.

Settlement Gain. During the six-months period ended June 30, 2022, we recognized a $70,377 gain on the settlement of the Norman Reynolds legal matter. In the settlement we agreed to pay Mr. Reynolds $20,000 in cash payments, which have all been paid as of June 30, 2022.

Net Loss. Our net loss decreased to $753,376 for the six-months ended June 30, 2022, compared to a loss of $938,234 for the same six-months period in 2021. The decrease was primarily due to the decreased general and administrative and research and development expenses and the gain on the settlement of the legal matter in the six-month period ended June 30, 2022.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of June 30, 2022, we had $35,193 in cash, total assets of $39,785, and total liabilities of $10,326,545. Our total accumulated deficit on June 30, 2022, was $(35,519,553).

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. In the six-months ended June 30, 2022, our working capital deficit increased by $399,940 from the recent year-ended December 31, 2021 primarily as the result of increases in accrued expenses and accrued expenses – related parties of $177,500 and accrued interest payable of $262,442.

To increase our working capital we have considered completing additional private stock sales and entering into new debt instruments.

Operating activities

Net cash used in continuing operating activities during the six-months ended June 30, 2022 was $214,056 as compared to $425,817 for the six-months ended June 30, 2021.

Investing activities

Net cash used in investing activities for the six-months periods ending June 30, 2022 and 2021 was $0.

Financing Activities

Net cash provided by financing activities was $188,700 for the six-months ended June 30, 2022, consisting of stockholder advances made by Director and shareholder, Michael Wykrent, a related party of $3,500, sales of the Company’s Common Stock to private accredited investors for $180,200 and proceeds from a note payable of $30,000, offset by payments on the note payable to Wildcat of $25,000. Net cash provided by financing activities was $480,313 for the six-months ended June 30, 2021, consisting of stockholder advances - related party of $286,313, sales of the Company’s Common Stock to private accredited investors of $219,000, offset by payments on the note payable to Wildcat of $25,000.

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

Commitments

Capital Expenditures

The last funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the prior SOW. We signed a new SRA with UTA effective March 1, 2021 which relates to the testing and commercialization phase of our GTL technology. The term of the agreement is through February 15, 2022. The first payment under the SRA was made in March 2021 for $30,000. Going forward on the 15th of each month we were to pay UTA $15,454.54 through February 15, 2022, for a total commitment of $200,000. We have paid UTA a total of $174,000 as of June 30, 2022 under the SRA.

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-months ended June 30, 2022, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, we entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended June 30, 2022. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist.

Mr. Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Upon his resignation, we agreed to pay the balance of his Employment Agreement then due and owing over time. Accordingly, we accrued $110,084 for the balance of his Employment Agreement, against which we have paid $35,000, leaving a balance remaining of $75,084 as of June 30, 2022. In addition, Mr. Olynick had previously entered into a consulting agreement (the “Olynick Agreement”) to provide general advisory services with us on April 18, 2019, and which included terms for payment of billable time at $40.00 per hour, plus approved expenses. The Olynick Agreement was terminated when Mr. Olynick became President of the Company on May 10, 2018. We have accrued $26,310 in expenses related to such prior consulting agreement expenses as of June 30, 2022.

Effective April 1, 2019, we entered into an employment agreement with Thomas Phillips, Vice President of Operations, for a term of 12 months with compensation of $120,000 per year. Mr. Phillips reports to the President of GIE. Pursuant to his employment agreement, Mr. Phillips is entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, with such shares having been issued in February 2020. In addition, Mr. Phillips resigned from the Company effective December 15, 2020. We have accrued $175,000 for salary expenses outstanding as of June 30, 2022.

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

Paul Alfano, a director and greater than five percent (5%) shareholder entered into a consulting agreement with us on April 19, 2018 via Alfano Consulting Services (the “Alfano Agreement”), to provide board and senior management advice, including but not limited to corporate strategy, SEC regulatory adherence, sales and marketing strategies, document and presentation preparation and fund-raising support. Terms included payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. A copy is available by Exhibit 10.44 incorporated by reference herein. The Alfano Agreement was terminated when Mr. Alfano became a director on June 26, 2019. The Company paid all accrued Expense Reports, Interest and Consulting Fees due to Mr. Alfano (totaling $140,000), plus Mr. Alfano paid an additional $15,000 to the Company, for a total issuance of 6.2 million shares of stock on April 13, 2022 ($155,000 at $0.025 per share).

On October 19, 2020, the Company entered into a management consulting services agreement with Dean Goekel (the “Goekel Agreement” via “Analytical Professionals”), to manage engineering and vendor relationships, assist in defining the design and cost of certain capital equipment and to manage the direction of research, development and other related engineering activities. Mr. Goekel will also support the Company’s ongoing business operations, including assistance in commercialization and market implementation, strategic planning and other services. The agreed upon start date under the agreement is July 1, 2020 and the minimum engagement term was for six (6) months. After the initial term the agreement automatically renews for subsequent six (6) month terms unless the Company or Mr. Goekel terminates the agreement. Under the agreement, in exchange for Mr. Goekel’s services he will receive a minimum monthly fee of $10,000 per month in deferred compensation until such time that adequate funds are available for payment. As of June 30, 2022, we have accrued $240,000 in compensation expense related to this agreement. Additionally, under the agreement Mr. Goekel was issued stock warrants for 3,000,000 shares at a strike price of $0.03 per share effective July 1, 2020 and which expired on June 30, 2022. After meeting certain deliverables set forth in the agreement, Mr. Goekel will be issued stock warrants for 1,000,000 shares at a strike price that is an average of the stock price for the 90 days that the deliverables have been met. Mr. Goekel has not met the criteria for this agreement as June 30, 2022.

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

For the period ended June 30, 2022, we received $51,769 in related party loans from a former director, Kevin Jones, under the Mabert Loan facility. See also Note 5 – Term Notes Payable and Notes Payable Related Parties herein above.

For the year ended December 31, 2021, we received $429,247 in related party loans from Mabert, acting as agent for various lenders to the Company.

Third-party financing

On June 1, 2022, the Company issued 3,000,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $60,000, or $0.02 per share.

On May 31, 2022, the Company issued 2,603,538 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to two (2) accredited investors, for $51,991, or $0.02 per share.

On April 14, 2022, the Company issued 6,768,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to two (2) accredited investors, for $169,200, or $0.03 per share.

During the second quarter of 2022, the Company retroactively, as of February 18, 2022, issued 2,500,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $50,000, or $0.03 per share.

During the second quarter of 2022, the Company retroactively, as of November 11, 2021, issued 3,333,333 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to a private placement sale to one (1) accredited investor, for $100,000, or $0.03 per share.

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

Off-Balance Sheet Arrangements

During the year ended December 2019, we entered into a revenue interest research and development venture with Mabert and an employee, Tom Phillips, OPMGE. However, based on events of default in their agreement with the Company, Mabert no longer has any formal arrangements with OPMGE or Tom Phillips. Since inception of this arrangement, we have advanced a total of $412,885 to OPMGE. Given the uncertainty of the collectability of this receivable, the Company fully reserved for this amount as of December 31, 2021 and June 30, 2022. As of December 31, 2021 and June 30, 2022, there are no assets, liabilities, or equity within OPMGE.

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

In June 2022, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of June 30, 2022, our internal control over financial reporting was ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2022:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended June 30, 2022, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending June 30, 2022, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On October 19, 2019 the Company was served with a lawsuit by Norman Reynolds, a previously engaged counsel by the Company. The suit was filed in Harris County District Court, Houston, Texas, asserting claims for unpaid fees of $90,378. While fully reserved, Greenway vigorously disputes the total amount claimed. Greenway has asserted counterclaims based upon alleged conflicts of interest, breaches of fiduciary duty and violations of the Texas Deceptive Trade Practices Act (“DTPA”). On November 17, 2021, Greenway and Mr. Reynolds settled the matter agreeing to cash payments from GWTI totaling $20,000. This settlement resulted in a gain of $70,377 as of June 30, 2022.

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

During the three-months ended June 30, 2022, the Company: issued 17,704,871 shares of Rule 144 restricted Common Stock, including: 11,401,333 shares issued in private placement to five (5) accredited investors at an average price of $0.03 per share for $291,060 of which $150,000 was recorded as a subscription receivable and collected in July 2022; 6,200,000 shares were issued in a private placement to one (1) accredited investor at a price of $0.025 per share for the settlement of Company liabilities for $155,000; and 103,538 shares for costs related to the issuance of promissory notes at an average price of $0.02 per share.

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

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd., as part of the consideration for an agreed stipulated judgment, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. Since the note was issued, two semiannual payments of interest have been paid. The Company was in default of its semiannual interest payment due on February 15, 2021. In May 2021, the Company made the semi-annual interest payment (including late fees) and cured the default. See Note 6 – Notes Payable and Convertible Notes Payable.

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

Date: August 16, 2022.

	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

