Form 10-Q
period 2022-09-30
GREENWAY TECHNOLOGIES INC
filed 2022-11-17
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 16, 2022 was 377,310,871.

2

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements & Notes (Unaudited)

Greenway Technologies, Inc.

Greenway Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)

Assets
Current Assets
Cash	$34,636	$60,549
Prepaids and other	7,973	56
Total Current Assets	42,609	60,605

Total Assets	$42,609	$60,605

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,209,898	$3,215,942
Accounts payable and accrued expenses - related party	3,679,688	3,091,538
Note payable	687,500	660,000
Notes payable - related parties - net	2,798,494	2,745,264
Convertible note payable - net	166,667	166,667
Advances - related parties	3,500	68,014
Total Current Liabilities	10,545,747	9,947,425

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized 377,310,871 and 355,060,834 shares issued and outstanding, respectively	37,730	35,506
Additional paid-in capital	25,394,563	24,842,907
Common stock to be issued	-	17,189
Subscription receivable	-	(16,245)
Accumulated deficit	(35,935,431)	(34,766,177)
Total Stockholders’ Deficit	(10,503,138)	(9,886,820)

Total Liabilities and Stockholders’ Deficit	$42,609	$60,605

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Operating expenses
General and administrative expenses	$230,826	$277,285	$716,558	$845,384
Research and development	-	48,000	16,000	126,000
Total operating expenses	230,826	325,285	732,558	971,384

Loss from operations	(230,826)	(325,285)	(732,558)	(971,384)

Other income (expense)
Interest expense	(185,052)	(149,360)	(507,073)	(441,495)
Gain on debt settlement	-	-	70,377	-
Total other income (expense) - net	(185,052)	(149,360)	(436,696)	(441,495)

Net loss	$(415,878)	$(474,645)	$(1,169,254)	$(1,412,879)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	376,048,262	344,700,161	369,076,055	340,789,074

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

			Additional	Common Stock			Total
	Common Stock		Paid-in	to be	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit

December 31, 2021	355,060,834	$35,506	$24,842,907	$17,189	$(16,245)	$(34,766,177)	$(9,886,820)

Stock issued as debt discount	198,500	20	12,169	(10,198)	-	-	1,991

Collection of subscription receivable - warrants	-	-	-	-	16,245	-	16,245

Stock issued for cash	2,366,666	236	42,764	9,200	-	-	52,200

Net loss	-	-	-	-	-	(401,601)	(401,601)

March 31, 2022	357,626,000	35,762	24,897,840	16,191	-	(35,167,778)	(10,217,985)

Stock issued as debt discount	103,538	10	1,981	(1,991)	-	-	-

Stock issued for cash	11,401,333	1,140	291,060	(14,200)	(150,000)	-	128,000

Stock issued to settle accrued liabilities	6,200,000	620	154,380	-	-	-	155,000

Net loss	-	-	-	-	-	(351,775)	(351,775)

June 30, 2022	375,330,871	37,532	25,345,261	-	(150,000)	(35,519,553)	(10,286,760)

Stock issued for cash	1,800,000	180	44,820	-	-	-	45,000

Stock issued for services	180,000	18	4,482	-	-	-	4,500

Collection of subscription receivable	-	-	-	-	150,000	-	150,000

Net loss	-	-	-	-	-	(415,878)	(415,878)

September 30, 2022	377,310,871	$37,730	$25,394,563	$-	$-	$(35,935,431)	$(10,503,138)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2021

(Unaudited)

			Additional	Common Stock			Total
	Common Stock		Paid-in	to be	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit

December 31, 2020	335,268,075	$33,527	$24,123,925	$36,384	$(16,245)	$(33,021,801)	$(8,844,210)

Stock issued as debt discount	-	-	-	8,014	-	-	8,014

Shares to be issued for consulting fees	-	-	-	3,000	-	-	3,000

Stock issued for cash	1,200,000	120	35,880	-	-	-	36,000

Net loss	-	-	-	-	-	(464,606)	(464,606)

March 31, 2021	336,468,075	33,647	24,159,805	47,398	(16,245)	(33,486,407)	(9,261,802)

Stock issued as debt discount	973,630	97	48,546	(38,055)	-	-	10,588

Stock issued for cash	4,766,667	477	172,523	10,000	-	-	183,000

Stock issued for services	482,500	48	14,427	(3,000)	-	-	11,475

Net loss	-	-	-	-	-	(473,628)	(473,628)

June 30, 2021	342,690,872	34,269	24,395,301	16,343	(16,245)	(33,960,035)	(9,530,367)

Stock issued as debt discount	224,128	22	6,321	5,846	-	-	12,189

Stock issued for cash	3,687,500	369	182,131	15,000	-	-	197,500

Net loss	-	-	-	-	-	(474,645)	(474,645)

September 30, 2021	346,602,500	$34,660	$24,583,753	$37,189	$(16,245)	$(34,434,680)	$(9,795,323)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

Operating activities
Net loss	$(1,169,254)	$(1,412,879)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	48,233	27,505
Stock issued for services	4,500	14,475
Gain on debt settlement	(70,377)	-
Changes in operating assets and liabilities
(Increase) decrease in
Prepaids and other	(7,917)	11,095
Increase (decrease) in
Accounts payable and accrued expenses	219,332	132,687
Accounts payable and accrued expenses - related party	588,150	557,256
Net cash used in operating activities	(387,333)	(669,861)

Financing investing
Proceeds from advances - related parties	3,500	429,249
Proceeds from issuance of note payable	30,000	-
Repayments on notes payable	(40,000)	(40,000)
Repayments on notes payable - related parties	(7,280)	(100,000)
Proceeds from stock issued for cash	225,200	416,500
Collection of subscription receivable	150,000	-
Net cash provided by financing activities	361,420	705,749

Net increase (decrease) in cash	(25,913)	35,888

Cash - beginning of period	60,549	1,628

Cash - end of period	$34,636	$37,516

Supplemental disclosure of cash flow information
Cash paid for interest	$20,378	$49,046
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Stock issued as debt discount	$39,491	$30,791
Conversion of stockholder advances to notes payable - related parties	$51,769	$429,249
Stock issued in settlement of accrued liabilities	$155,000	$-
Collection of subscription receivable - warrants	$16,245	$-
Shares issued for promissory note fees	$-	$54,986

The accompanying notes are an integral part of these unaudited consolidated financial statements

GREENWAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

Greenway Technologies, Inc. (collectively, “we,” “us,” “our” or the “Company”), through its wholly owned subsidiary, Greenway Innovative Energy, Inc., is primarily engaged in the research, development and commercialization of a proprietary Gas-to-Liquids (GTL) syngas conversion system that can be economically scaled to meet individual natural gas field/resource requirements. The Company’s proprietary and patented technology has been realized in Greenway’s first generation commercial-scale G-ReformerTM unit (“G-Reformer”), a unique and critical component of the Company’s overall GTL technology solution. Greenway’s objective is to become a material direct and licensed producer of renewable GTL synthesized diesel and jet fuels, with a near term focus on U.S. market opportunities.

Both of the Company’s wholly-owned subsidiaries: Universal Media Corp and Logistix Technology Systems, Inc. are currently inactive.

Impact of COVID-19

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, distribution centers, or logistics and other service providers.

In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for products and services and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

GREENWAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption and reduced operations.

Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition, and results of operations.

Liquidity, Going Concern and Management’s Plans

These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended September 30, 2022, the Company had:

●	Net loss of $1,169,254; and
●	Net cash used in operations was $387,333

Additionally, at September 30, 2022, the Company had:

●	Accumulated deficit of $35,935,431
●	Stockholders’ deficit of $10,503,138; and
●	Working capital deficit of $10,503,138

The Company has cash on hand of $34,636 at September 30, 2022. The Company does not expect to generate sufficient revenues or positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

GREENWAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Management’s strategic plans include the following:

●	Execute business operations more fully during the year ended December 31, 2023,
●	Explore and execute of prospective strategic and partnership opportunities

Note 2 - Summary of Significant Accounting Policies

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the financial statements of Greenway and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company has identified one single reportable operating segment. The Company manages its business on the basis of one operating and reportable segment and derives revenues from selling its product and related services.

GREENWAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and other assumptions, which include both quantitative and qualitative assessments that it believes to be reasonable under the circumstances.

Significant estimates during the nine months ended September 30, 2022 and 2021 include valuation of stock-based compensation, estimated useful lives of property and equipment, uncertain tax positions, and the valuation allowance on deferred tax assets.

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

●	Level 1 - Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 - Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
●	Level 3 - Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

GREENWAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash, accounts payable and accrued expenses, are carried at historical cost. At September 30, 2022 and December 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPMGE. The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remaining 300 of 1,000 member units available. However, Greenway never transferred the G-Reformer to OPMGE, as required by the LIMITED LIABILITY COMPANY AGREEMENT OF OPM GREEN ENERGY, LLC. Accordingly, it defaulted on its obligation under the agreement. Since the Wharton Plant is owned by Mabert, OPMGE was no longer a viable entity as of December 31, 2021. As of September 30, 2022 and December 31, 2021, there were no assets within OPMGE. Accordingly, the Company’s receivable with this entity is fully reserved for as of September 30, 2022 and December 31, 2021.

GREENWAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At September 30, 2022 and December 31, 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At September 30, 2022 and December 31, 2021, the Company did not have any cash in excess of the insured FDIC limit.

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Property and Equipment

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Management reviews the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

GREENWAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (“ASC 480”), “Distinguishing Liabilities from Equity” and FASB ASC Topic No. 815, (“ASC 815”) “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations (other income/expense) as change in fair value of derivative liabilities. The Company uses a binomial pricing model to determine fair value of these instruments.

Upon conversion or repayment of a debt instrument in exchange for shares of common stock, where the embedded conversion option has been bifurcated and accounted for as a derivative liability (generally convertible debt and warrants), the Company records the shares of common stock at fair value, relieves all related debt, derivatives, and debt discounts, and recognizes a net gain or loss on debt extinguishment.

Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

At September 30, 2022 and December 31, 2021, the Company had no derivative liabilities.

Debt Discount

For certain notes issued, the Company may provide the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense over the life of the underlying debt instrument, in the Consolidated Statements of Operations.

GREENWAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2022 and December 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the nine months ended September 30, 2022 and 2021, respectively.

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

The Company incurred research and development expenses of $0 and $48,000 for the three months ended September 30, 2022 and 2021, and $16,000 and $126,000 for the nine months ended September 30, 2022 and 2021, respectively.

GREENWAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options.

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option

Stock Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance if there is not a service period.

GREENWAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future.

At September 30, 2022 and 2021, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	September 30, 2022	September 30, 2021

Convertible debt	2,083,338	2,083,338
Warrants	-	3,000,000
	2,083,338	5,083,338

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.

Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

GREENWAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation.

The Company combined various accrued liabilities into one caption called accounts payable and accrued expenses.

The Company combined various accrued liabilities with related parties into one caption called accounts payable and accrued expenses – related parties.

The Company separately disclosed its notes payable and convertible notes payable.

These reclassifications had no effect on the results of operations, stockholders’ deficit, or cash flows.

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable	Total

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18.00%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance - December 31, 2020	$525,000	$195,000	$-	$720,000	$-
Repayments	-	(60,000)	-	(60,000)
Balance - December 31, 2021	525,000	135,000	-	660,000	-
Proceeds	-	-	67,500	67,500
Debt discount	-	-	(37,500)	(37,500)
Amortization of debt discount (interest expense)	-	-	37,500	37,500
Repayments	-	(40,000)	-	$(40,000)
Balance - September 30, 2022	$525,000	$95,000	$67,500	$687,500	$592,500

1	The Company executed a settlement agreement with a third party for $525,000 in 2019. This note requires semi-annual interest payments.

2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full.

3	The Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note.

GREENWAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Note 4 – Notes Payable – Related Parties

The Company executed a loan agreement for up to $5,000,000 in advances with a Company owned by a stockholder and who is the brother of the Company’s Chief Financial Officer as well as a member of the Board of Directors.

The Company also has executed various loans with other stockholders and members of the Board Directors.

The notes bear interest ranging from 10% - 18%. The notes all have initial one-year (1) dates to maturity and are automatically renewed for one-year (1) periods upon maturity. As a result, none of the notes payable - related parties are in default.

Typically, with each of these notes, the Company has issued shares of common stock, which have been recognized as a debt discount and amortized over the life of the note.

During 2022, the Company issued 103,538 shares of common stock under these arrangements and recoded a corresponding debt discount of $1,991.

During 2021, the Company issued 858,496 shares of common stock under these arrangements and recorded a corresponding debt discount of $30,791.

GREENWAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Notes Payable
Terms	Related Parties

Issuance date of notes	Various
Maturity date	Various
Interest rate	10% - 18%
Collateral	All assets

Balance - December 31, 2020	$2,411,605
Debt discount	(30,791)
Amortization of debt discount (interest expense)	35,202
Conversion of stockholder advances to notes payable - related parties	74,920
Proceeds	354,328
Repayments	(100,000)
Balance - December 31, 2021	2,745,264
Conversion of stockholder advances to notes payable - related parties	51,769
Repayments	(7,280)
Debt discount	(1,991)
Amortization of debt discount (interest expense)	10,732
Balance - September 30, 2022	$2,798,494

Note 5 – Convertible Note Payable

Convertible note payable and related terms were as follows:

Convertible
Terms	Note Payable

Issuance dates of note	2017
Maturity date	2019
Interest rate	4.50%
Default interest rate	18.00%
Collateral	Unsecured
Conversion rate	$0.08/share
Equivalent common shares	2,083,338

		In-Default

Balance - December 31, 2020	$166,667	$166,667
No activity in 2021	-
Balance - December 31, 2021	166,667	166,667
No activity in 2022	-
Balance - September 30, 2022	$166,667	$166,667

GREENWAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Note 6 – Advances – Related Parties

Advances – related parties and related terms were as follows:

Advances
Terms	Related Parties

Issuance date of advances	Prior to 2018
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured

Balance - December 31, 2020	$142,934
Conversion of stockholder advances to notes payable - related parties	(74,920)
Balance - December 31, 2021	68,014
Proceeds	3,500
Conversion of stockholder advances to notes payable - related parties	(51,769)
Subscription receivable - warrants	(16,245)
Balance - September 30, 2022	$3,500

During 2022, the Company reduced amounts owed to a stockholder for $16,245 with a corresponding reduction to a subscription receivable for warrants.

Note 7 – Commitments

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

On November 17, 2021, Greenway and Mr. Reynolds settled the matter agreeing to cash payments from GWTI totaling $20,000. During the nine months ended September 30, 2022, the Company recorded a gain on legal settlement of $70,377.

GREENWAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

On September 7, 2021, the Company was served with a demand for mediation and potential arbitration by Gregory Sanders, a previous employee of the Company. The demand claims Mr. Sanders had an employment agreement with the Company entitling him to certain compensation payments under the contract. No conclusion was met during mediation which occurred in the fourth quarter of 2021 or as of September 30, 2022. Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims.

Note 8 – Stockholders’ Deficit

The Company has one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	$0.0001 par value
-	Voting at 1 vote per share

Equity Transactions for the Nine Months Ended September 30, 2022

Stock Issued as Debt Issue Costs

The Company issued 302,038 shares of common stock in connection with the issuance of notes payable – related parties. The fair value of these shares was $1,991 ($0.01/share), based upon the quoted closing trading price.

Stock Issued for Cash

The Company issued 15,567,999 shares of common stock for $225,200 ($0.02 - $0.03/share).

Stock Issued for Services

The Company issued 180,000 shares of common stock for services rendered, having a fair value of $4,500 ($0.025/share). The fair value of these shares was based upon the quoted closing trading price.

Stock Issued for Settlement of Liabilities

The Company issued 6,200,000 shares of common stock in settlement of accrued liabilities totaling $155,000 ($0.025/share). The fair value of these shares was based upon the quoted closing trading price. In connection with this settlement, there was no gain or loss on settlement.

GREENWAY TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Equity Transactions for the Year Ended December 31, 2021

Stock Issued as Debt Issue Costs

The Company issued 1,197,758 shares of common stock in connection with the issuance of notes payable – related parties. The fair value of these shares was $54,986 ($0.045/share), based upon the quoted closing trading price.

Stock Issued for Services

The Company issued 482,500 shares of common stock for services rendered, having a fair value of $14,475 ($0.03/share). The fair value of these shares was based upon the quoted closing trading price.

Stock Issued for Cash

The Company issued 18,112,501 shares of common stock for $656,500 ($0.03 - $0.05/share).

Note 9 – Warrants

Warrant activity for the nine months ended September 30, 2022 and the year ended December 31, 2021 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2020	7,000,000	$0.10	1.75	$-
Vested and Exercisable - December 31, 2020	7,000,000	$0.10	1.75	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	(4,000,000)	$0.15	-	-
Outstanding - December 31, 2021	3,000,000	$0.03	0.75	$-
Vested and Exercisable - December 31, 2021	3,000,000	$0.03	0.75	$-
Unvested - December 31, 2021	-	$-	-	$-
Granted	-	$-	-
Exercised	(3,000,000)	$0.03	-
Cancelled/Forfeited	-	$-	-
Outstanding - September 30, 2022	-	$-	-	$-
Vested and Exercisable - September 30, 2022	-	$-	-	$-
Unvested and non-exercisable - September 30, 2022	-	$-	-	$-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending September 30, 2022 and 2021 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources, should be read in conjunction with our Annual Form 10-K filed on April 11, 2022. As discussed in Note 1 to these unaudited consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the unaudited consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

Our GTL Technology

In August 2012, we acquired 100% of GIE, pursuant to that certain Purchase Agreement, by and between us and GIE, dated August 29, 2012, and filed as Exhibit 10.5, and incorporated by reference herein (the “GIE Acquisition Agreement”). GIE owns patents and trade secrets for a proprietary technology to convert natural gas into Syngas. Based on a new, breakthrough process called Fractional Thermal Oxidation™ (“FTO”), we believe that the G-Reformer, combined with conventional FT processes, offers an economical and scalable method to converting natural gas to liquid fuel. On February 15, 2013, GIE filed for its first patent on this GTL technology, resulting in the issue of U.S. Patent 8,574,501 B1 on November 5, 2013. On November 4, 2013, GIE filed for a second patent covering other unique aspects of the design and was issued U.S. Patent 8,795,597 B2 on August 5, 2014. The Company has several other pending patent applications, both domestic and international, related to various components and processes relating to our proprietary GTL methods, complementing our existing portfolio of issued patents and pending patent applications.

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

Mining Interests

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims located on Bureau of Land Management (“BLM”) land in Mohave County, Arizona (such property, the “Arizona Property”), in an Assignment Agreement dated December 27, 2010, and filed as Exhibit 10.31, between Melek Mining, Inc., 4HM Partners, Inc. and the Company, in exchange for 5,066,000 shares of our common stock. Early indications from samples taken and processed by Melek Mining provided reason to believe that the potential recovery value of the metals located on the Arizona Property could be significant, but only actual mining and processing will determine the ultimate value that may be realized from this property holding. While we are not currently conducting mining operations, we are exploring strategic options to partner or sell our interest in the Arizona Property, while we focus on our emerging GTL technology sales and marketing efforts.

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

	September 30, 2022	December 31, 2021
Net loss	$(1,169,254)	$(1,744,376)
Net cash used in operations	$(387,333)	$(791,906)
Negative working capital	$(10,503,138)	$(9,886,820)
Stockholders’ deficit	$(10,503,138)	$(9,886,820)

As of September 30, 2022, we had total liabilities in excess of assets by $10,503,138 and used net cash of $387,333 for our operating activities. This is as compared to the most recent year ended December 31, 2021, when we used net cash of $791,906 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three-months ended September 30, 2022, compared to the three-months ended September 30, 2021.

We had no revenues for our consolidated operations for the quarters ended September 30, 2022 and 2021.

Operating Expenses.

General and Administrative Expenses. During the three-months ended September 30, 2022, general and administrative expenses decreased to $230,826, as compared to $277,285 for the prior year three-months ended September 30, 2021. The decrease was primarily due to decreased salaries and legal fees in the period.

Research and Development Expenses. During the three-months ended September 30, 2022, Research and Development expenses decreased to $0, as compared to $48,000 for the prior year three-months ended September 30, 2021. The change was due to the expiration of the Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington in the February of 2022, compared to three payments on the SRA in the prior year three-month period ended September 30, 2021.

Net Loss from Operations. Our net loss from operations decreased to $230,826 for the quarter ended September 30, 2022, as compared to $325,285 for the quarter ended September 30, 2021. The decrease was due primarily to decreased salaries, legal fees and research and development expenses for the current period compared to the quarter ended September 30, 2021.

Interest Expense. During the three-months period ended September 30, 2022, interest expense increased to $185,052 as compared to interest expense of $149,360 for the prior year three-months ended September 30, 2021. The increase was due to an increase in amortization of debt discount for the current period compared to the quarter ended September 30, 2021.

Net Loss. Our net loss decreased to $415,878 for the three-months ended September 30, 2022, compared to a loss of $474,645 for the same three-months period in 2021. The decrease was primarily due to the decreased general and administrative and research and development expenses in the period ended September 30, 2022.

Nine-months ended September 30, 2022, compared to nine-months ended September 30, 2021.

We had no revenues for our consolidated operations for the nine-month periods ended September 30, 2022 and 2021.

Operating Expenses.

General and Administrative Expenses. During the nine-months ended September 30, 2022, general and administrative expenses decreased to $716,558, as compared to $845,384 for the prior year nine-months ended September 30, 2021. The decrease was primarily due to decreased consulting fees, salaries and legal fees in the period.

Research and Development Expenses. During the nine-months ended September 30, 2022, Research and Development expenses decreased to $16,000, as compared to $126,000 for the prior year nine-months ended September 30, 2021. The change was due to the expiration of the Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington in the February of 2022.

Net Loss from Operations. Our net loss from operations decreased to $732,558 for the nine-months ended September 30, 2022, as compared to $971,384 for the prior year nine-months ended September 30, 2021. The decrease was due primarily to decreased salaries, legal fees and research and development expenses for the current period compared to the prior year period.

Interest Expense. During the nine-months ended September 30, 2022, interest expense increased to $507,073 as compared to interest expense of $441,495 for the prior year nine-months ended September 30, 2021. The increase was due to an increase in amortization of debt discount for the current period compared to the prior year period ended September 30, 2021.

Settlement Gain. During the nine-months period ended September 30, 2022, we recognized a $70,377 gain on the settlement of the Norman Reynolds legal matter. In the settlement we agreed to pay Mr. Reynolds $20,000 in cash payments, which have all been paid as of September 30, 2022.

Net Loss. Our net loss decreased to $1,169,254 for the nine-months ended September 30, 2022, compared to a loss of $1,412,879 for the same nine-months period in 2021. The decrease was primarily due to the decreased general and administrative and research and development expenses and the gain on the settlement of the legal matter in the nine-month period ended September 30, 2022.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of September 30, 2022, we had $34,636 in cash, total assets of $42,609, and total liabilities of $10,545,747. Our total accumulated deficit on September 30, 2022, was $35,935,431.

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. In the nine-months ended September 30, 2022, our working capital deficit increased by $616,318 from the recent year-ended December 31, 2021 primarily as the result of increases in accounts payable and accrued expenses of $219,332 and accounts payable and accrued expenses – related parties of $588,150

To increase our working capital we have considered raising additional debt and equity based financing from both third parties and related parties. However, terms of these financings may not be favorable to the Company.

Operating activities

Net cash used in continuing operating activities during the nine-months ended September 30, 2022 was $387,333 as compared to $669,861 for the nine-months ended September 30, 2021.

Investing activities

Net cash used in investing activities for the nine-months periods ending September 30, 2022 and 2021 was $0 and $0, repsectively.

Financing Activities

Net cash provided by financing activities was $361,420 for the nine-months ended September 30, 2022, consisting of proceeds from advances – related parties of $3,500, proceeds from issuance of note payable of $30,000, repayments on notes payable of $40,000, repayments on notes payable – related parties of $7,280, proceeds from the stock issued for cash of $225,200 and collection of a stock subscription receivable of $150,000

Net cash provided by financing activities was $705,749 for the nine-months ended September 30, 2021, consisting of proceeds from advances – related parties of $429,249 (cash $354,328 and conversion of advances to related parties to notes payable – related parties of $74,920) , repayments on notes payable of $40,000, repayments on notes payable – related parties of $100,000, and proceeds from the stock issued for cash of $416,500

Our accompanying Financial Statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization. Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Commitments

Capital Expenditures

The last funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the prior SOW. We signed a new SRA with UTA effective March 1, 2021 which relates to the testing and commercialization phase of our GTL technology. The term of the agreement is through February 15, 2022. The first payment under the SRA was made in March 2021 for $30,000. Going forward on the 15th of each month we were to pay UTA $15,454.54 through February 15, 2022, for a total commitment of $200,000. We have paid UTA a total of $174,000 as of September 30, 2022 under the SRA.

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-months ended September 30, 2022, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, we entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended September 30, 2022. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist.

Mr. Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Upon his resignation, we agreed to pay the balance of his Employment Agreement then due and owing over time. Accordingly, we accrued $110,084 for the balance of his Employment Agreement, against which we have paid $35,000, leaving a balance remaining of $75,084 as of September 30, 2022. In addition, Mr. Olynick had previously entered into a consulting agreement (the “Olynick Agreement”) to provide general advisory services with us on April 18, 2019, and which included terms for payment of billable time at $40.00 per hour, plus approved expenses. The Olynick Agreement was terminated when Mr. Olynick became President of the Company on May 10, 2018. We have accrued $26,310 in expenses related to such prior consulting agreement expenses as of September 30, 2022.

Effective April 1, 2019, we entered into an employment agreement with Thomas Phillips, Vice President of Operations, for a term of 12 months with compensation of $120,000 per year. Mr. Phillips reports to the President of GIE. Pursuant to his employment agreement, Mr. Phillips is entitled to a no-cost grant of common stock equal to 4,500,000 shares of the Company’s Rule 144 restricted common stock, par value $.0001 per share, with such shares having been issued in February 2020. In addition, Mr. Phillips resigned from the Company effective December 15, 2020. We have accrued $175,000 for salary expenses outstanding as of September 30, 2022.

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

Consulting Agreements

On September 7, 2018, Wildcat, a company controlled by Shareholder Marshall Gleason, filed suit against us alleging claims arising from the Gleason Agreement, seeking to recover monetary damages, interest, court costs, and attorney’s fees. In a separate lawsuit, Wildcat filed suit claiming that the Company breached that certain Promissory Note dated on or about November 13, 2017, entered into between Wildcat as lender and Greenway as borrower, and as a result Wildcat initiated an action in County Court at Law No. 2 of Tarrant County, Texas, Cause No. 2018-006416-2. On March 6, 2019, we entered into a Rule 11 Agreement with Gleason settling both disputes, a copy of which is filed as Exhibit 10.52 and incorporated by reference. Pursuant to the Rule 11 Agreement, the parties agreed to abate both cases until the earlier of a default of the performance of the Rule 11 Agreement or October 30, 2019, whichever be sooner. The Rule 11 Agreement provided that if we timely performed through October 15, 2019, the parties would file a joint motion for dismissal and present agreed orders of dismissal with prejudice for both lawsuits. The Company performed in all regards under the Rule 11 Agreement, however Gleason refused to sign the Wildcat Settlement Agreement at the point of the Company’s having performed its obligations. The parties’ respective counsels then mutually agreed to extend the original October 30, 2019 settlement date until at least the end of the year while the parties waited for Gleason’s signature. Gleason signed the Compromise Settlement and Release Agreement on February 4, 2020, and all litigation was dismissed by the Court on February 25, 2020. A copy of the Dismissal is incorporated by reference as Exhibit 10.59.

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

On October 19, 2020, the Company entered into a management consulting services agreement with Dean Goekel (the “Goekel Agreement” via “Analytical Professionals”), to manage engineering and vendor relationships, assist in defining the design and cost of certain capital equipment and to manage the direction of research, development and other related engineering activities. Mr. Goekel will also support the Company’s ongoing business operations, including assistance in commercialization and market implementation, strategic planning and other services. The agreed upon start date under the agreement is July 1, 2020 and the minimum engagement term was for six (6) months. After the initial term the agreement automatically renews for subsequent six (6) month terms unless the Company or Mr. Goekel terminates the agreement. Under the agreement, in exchange for Mr. Goekel’s services he will receive a minimum monthly fee of $10,000 per month in deferred compensation until such time that adequate funds are available for payment. As of June 30, 2022, we have accrued $240,000 in compensation expense related to this agreement. Additionally, under the agreement Mr. Goekel was issued stock warrants for 3,000,000 shares at a strike price of $0.03 per share effective July 1, 2020 and which expired on June 30, 2022. After meeting certain deliverables set forth in the agreement, Mr. Goekel is eligible to receive an additional 1,000,000 stock warrants for 1,000,000 shares of common stock at a strike price that is an average of the stock price for the 90 days that the deliverables have been met. Mr. Goekel has not met the criteria for this agreement as September 30, 2022. Currently, the Company does not expect this deliverable will occur.

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

For the period ended September 30, 2022, we received $51,769 in related party loans from a former director, Kevin Jones, under the Mabert Loan facility.

For the year ended December 31, 2021, we received $429,249 in related party loans from Mabert, acting as agent for various lenders to the Company.

Third-party financing

During the quarter ended September 30, 2022, the Company issued 1,800,000 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to a private placement sale to two (2) accredited investors, for $45,000, or $0.025 per share.

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

Off-Balance Sheet Arrangements

During the year ended December 2019, we entered into a revenue interest research and development venture with Mabert and an employee, Tom Phillips, OPMGE. However, based on events of default in their agreement with the Company, Mabert no longer has any formal arrangements with OPMGE or Tom Phillips. Since inception of this arrangement, we have advanced a total of $412,885 to OPMGE. Given the uncertainty of the collectability of this receivable, the Company fully reserved for this amount as of December 31, 2021 and September 30, 2022. As of December 31, 2021 and September 30, 2022, there are no assets, liabilities, or equity within OPMGE.

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements.

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

In September 2022, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of September 30, 2022, our internal control over financial reporting was ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2022:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended September 30, 2022, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending September 30, 2022, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On October 19, 2019 the Company was served with a lawsuit by Norman Reynolds, a previously engaged counsel by the Company. The suit was filed in Harris County District Court, Houston, Texas, asserting claims for unpaid fees of $90,378. While fully reserved, Greenway vigorously disputes the total amount claimed. Greenway has asserted counterclaims based upon alleged conflicts of interest, breaches of fiduciary duty and violations of the Texas Deceptive Trade Practices Act (“DTPA”). On November 17, 2021, Greenway and Mr. Reynolds settled the matter agreeing to cash payments from GWTI totaling $20,000. This settlement resulted in a gain of $70,377 during the nine months ended September 30, 2022.

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

During the three-months ended September 30, 2022, the Company: issued 1,980,000 shares of Rule 144 restricted Common Stock, including: 1,800,000 shares issued in private placement to two (2) accredited investors at an average price of $0.025 per share for $45,000; and 180,000 shares of Rule 144 restricted common stock to a third party for services rendered, having a fair value of $4,500 ($0.025/share).

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

In May 2022, the Company issued a note payable for $67,500, with an original issue debt discount of $37,500, resulting in net proceeds of $30,000. The note was due on September 30, 2022 and remains in default.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Identification of Exhibit
2.1**	Combination Agreement executed as of August 18, 2009, between Dynalyst Manufacturing Corporation and Universal Media Corporation, filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.1**	Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on March 13, 2002, filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.2**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on June 7, 2006, filed as Exhibit 3.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.3**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on August 28, 2009, changing the corporate name to Universal Media Corporation, filed as Exhibit 3.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.4**	Articles of Amendment of Articles of Incorporation of Universal Media Corporation filed with the Secretary of State of Texas on March 23, 2011, changing the corporate name to UMED Holdings, Inc., filed as Exhibit 3.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.5**	Articles of Amendment of Certificate of Formation of UMED Holdings, Inc. filed with the Secretary of State of Texas on June 23, 2017, changing the corporate name to Greenway Technologies, Inc., filed as Exhibit 3.1 to the registrant’s Form 8-K/A on July 20, 2017, Commission File Number 000-55030.
3.6**	Bylaws of Dynalyst Manufacturing Corporation, filed as Exhibit 3.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.7**	Articles of Incorporation of Greenway Innovative Energy, Inc. filed with the Secretary of State of Nevada on July 6, 2012, filed as Exhibit 3.7 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

3.8**	Bylaws of Greenway Innovative Energy, Inc., filed as Exhibit 3.8 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.9**	Certificate of Amendment to the Articles of Incorporation approved by the Shareholders at the Special Shareholders Meeting on December 11, 2019
10.2**	Purchase Agreement dated as of May 1, 2012, between Universal Media Corporation and Mamaki Tea & Extract, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.3**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.4**	Second Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.5**	Purchase Agreement dated August 29th, 2012, between Universal Media Corporation and Greenway Innovative Energy, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.6**	Purchase Agreement dated as of February 23, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.7**	Asset Purchase Agreement dated as of October 2, 2011, between Jet Regulators, L.C., R/T Jet Tech, L.P. and UMED Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.8**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Kevin Bentley, filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.9**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. Randy Moseley, filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.10**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Richard Halden, filed as Exhibit 10.11 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.11**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Raymond Wright, filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.12**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Conrad Greer, filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.13**	Consulting Agreement dated May 27, 2011, between UMED Holdings, Inc. and Jabez Capital Group, LLC, filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.14**	Promissory Note in the amount of $850,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Southwest Capital Funding, Ltd., filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.15**	Modification of Note and Liens effective as of October 1, 2012, between Southwest Capital Funding, Ltd. and Mamaki Tea, Inc., filed as Exhibit 10.16 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.16**	Second Modification of Note and Liens effective as of December 20, 2012, between Southwest Capital Funding, Ltd., Mamaki Tea, Inc., and Mamaki of Hawaii, Inc., filed as Exhibit 10.17 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.17**	Promissory Note in the amount of $150,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Robert R. Romer, filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.18**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.20**	Promissory Note in the amount of $158,000 dated September 18, 2014, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.20 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.21**	Warrant dated September 18, 2014, for $47,400 worth of UMED Holdings, Inc. shares issued to Tonaquint, Inc., filed as Exhibit 10.21 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

10.22**	Office Lease Agreement dated October 2015, between UMED Holdings, Inc. and The Atrium Remains the Same, LLC, filed as Exhibit 10.22 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.23**	Warrant dated October 31, 2015, for 4,000,000 shares issued to Norman T. Reynolds, Esq, filed as Exhibit 10.23 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.24**	Promissory Note in the amount of $36,000 dated March 8, 2016, executed by UMED Holdings, Inc. payable to Peter C. Wilson, filed as Exhibit 10.24 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.25**	Convertible Promissory Note in the amount of $224,000 dated May 4, 2016, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.25 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.26**	Severance and Release Agreement by and between UMED Holdings, Inc. and Randy Moseley dated November 11, 2016, filed as Exhibit 10.26 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.27**	Settlement and Mutual Release Agreement dated January 13, 2017, executed by UMED Holdings, Inc. in connection with Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison, filed as Exhibit 10.27 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.28**	Warrant dated February 1, 2017, for 2,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.28 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.29**	Warrant dated February 1, 2017, for 4,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.29 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.30**	Severance and Release Agreement by and between UMED Holdings, Inc. and Richard Halden dated February 1, 2017, filed as Exhibit 10.30 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.31**	Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, LLC, and UMED Holdings, Inc., filed as Exhibit 10.31 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.32**	Consulting Agreement by and between the registrant and Chisos Equity Consultants, LLC, as amended on February 16, 2018, and March 19, 2018, filed as Exhibit 10.1 to the registrant’s Form 8-K, on March 21, 2018, Commission File Number 000-55030.
10.33**	Promissory Note in the amount of $100,000 dated November 13, 2017, executed by Greenway Technologies, Inc. payable to Wildcat Consulting Group LLC.
10.34**	Subordinated Convertible Promissory Note in the amount of $166,667 dated December 20, 2017, executed by Greenway Technologies, Inc. payable to Tunstall Canyon Group LLC.
10.35**	Warrant dated November 30, 2017 for 1,000,000 shares issued to MTG Holdings, LTD.
10.36**	Greer Family Trust Promissory Note and Settlement. filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.37**	Warrant dated January 8, 2018 for 4,000,000 shares issued to Kent Harer.
10.38**	Settlement agreement by and between Greenway Technologies, Inc. and Tonaquint, Inc. dated April 9, 2018.
10.39**	Employment agreement with John Olynick, as President, dated May 10, 2018.
10.40**	Employment agreement with Ransom Jones, as Chief Financial Officer, Secretary and Treasurer, dated May 10, 2018.
10.41**	Consulting Agreement with Gary L. Ragsdale, Ph.D., P.E.
10.42**	Consulting Agreement with John Olynick
10.43**	Consulting Agreement with Marl Zoellers
10.44**	Consulting Agreement with Paul Alfano dba Alfano Consulting Services
10.45**	Consulting Agreement with Peter Hauser
10.46**	Consulting Agreement with William Campbell
10.47**	Consulting Agreement with Ryan Turner
10.48**	Amendment on July 30, 2014 to that certain Employment Agreement with Raymond Wright dated August 29, 2012
10.49**	Mabert LLC as Agent Loan Agreement dated September 14, 2018
10.50**	Mabert LLC as Agent Security Agreement dated September 14, 2018
10.51**	Texas UCC-1 filed by Mabert LLC as Agent on October 11, 2018, ending October 10, 2023.
10.52**	Rule 11 Agreement, dated March 6, 2019, pursuant to a mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.53**	Employment agreement with Thomas Phillips, as Vice President of Operations, effective date April 1, 2019.
10.54**	Settlement Agreement executed on September 26, 2019 with Southwest Capital Funding, Ltd. to resolve all conflicts related to loan guarantees provided for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison.

10.55**	Limited Liability Company Agreement of OPM Green Energy, LLC, dated August 23, 2019, by and among Greenway Technologies, Inc., a Texas corporation, Mabert, LLC, a Texas limited liability company, Tom Phillips, an individual, and OPM Green Energy, LLC, a Texas corporation.
10.56**	Subscription Agreement dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.57**	Intellectual Property License dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.58**	Employment agreement with Ryan Turner for Business Development and Investor Relations, dated April 1, 2019.
10.59**	Agreed Order of Dismissal with Prejudice, dated February 25, 2020, pursuant to the mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.60**	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Chisos Equity Consultants, LLC for the matters in Cause No. 67-306723-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.61**	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Richard Halden for the matters in Cause No. 352-306721-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.62**	Agreed Order of Dismissal without Prejudice, dated November 26, 2019, pursuant to the mutual settlement of all claims by Greenway Technologies, Inc. against Micheal R. Warner et al (the “Dissident Shareholders”) for the matters in Cause No. DC-19-04207, filed in the District Court in Dallas County, TX on March 26, 2019.
10.63**	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd, pursuant to that certain Convertible Promissory Note executed on January 24, 2020.
10.64**	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on January 24, 2020.
10.65**	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Convertible Promissory Note executed on February 12, 2020.
10.66**	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on February 12, 2020.
14.1**	Code of Ethics for Senior Financial Officers, filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
31.1*	Certification of Kent Harer, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kent Harer, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Instance Document
101.CAL	Inline XBRL Instance Document
101.DEF	Inline XBRL Instance Document
101.LAB	Inline XBRL Instance Document
101.PRE	Inline XBRL Instance Document
104	Inline XBRL Instance Document

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: November 17, 2022.

	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

