Form 10-K
period 2022-12-31
GREENWAY TECHNOLOGIES INC
filed 2023-04-14
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTCQB Market operated by the OTC Markets Group, Inc. on that day was $5,809,786.

Class	Outstanding as of April 14, 2023
Common Stock, par value $0.0001 per share	392,944,204

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

Our Company has developed a revolutionary and unique process that converts natural gas of various origins and compositions into a highly pure variety of chemicals, high cetane diesel fuel, industrial grade pure water and electrical energy. GTL technology has existed as a traditional process going back generations. This process consists of two steps. First, natural gas is converted into Synthesis Gas (Syngas) which is a non-naturally occurring blend of Hydrogen and Carbon Monoxide. The front-end part of the GTL process is called “Gas Reformation.” The output of the Gas Reformer is compressed and fed through a secondary process, called Fischer-Tropsch (FT). This secondary process is widely used in many forms in the chemical and oil industries. While FT is a common process, Gas Reformation has been the most difficult step beyond an old and traditional process typically used in refineries. The invention of our software-controlled GTL process fronted by our patented and revolutionary gas reformation unit, the G-Reformer®, makes us the innovator in GTL technology. Our patents are based on scalability, transportability, flexibility and self-sustainment based on a wide variety of input gasses and output mixtures.

The Company’s process is made of small sized modularly scalable units which are portable and self-contained unlike other GTL solutions based on Steam Methane reformation. While many companies have tried to scale Steam Methane Reformation down for use in smaller, non-refinery-based GTL plants, they have been largely unsuccessful. As a result, we can build self-sufficient GTL plants at virtually any location capable of supplying wellhead or pipeline gas of sufficient ongoing volume. This gives us the ability to eliminate flaring at the source while keeping remote oil fields in production without flaring. The conversion of flaring gas to liquid allows trucks to easily move liquid chemicals, clean diesel fuel, highly clean water and the power grid to move electricity from virtually any location.

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

However, the GGFRP report mentioned us as follows, “Greenway Technologies announced on July 23, 2018 that Mabert LLC, a major investor in Greenway, acquired the whole INFRA plant including an operating license agreement. The purpose of the acquisition is the incorporation and commercial demonstration of Greenway’s ‘G-Reformer’ technology. We will see whether the new team will be able to make the plant with the new reformer operational. (Globe Newswire, Fort Worth, Texas, Aug 31, 2019).”

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

Going Concern

The accompanying consolidated financial statements to this Form 10-K (our “Financial Statements”) have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2022, we have an accumulated deficit of $36,278,869. For the year ended December 31, 2022, we incurred a net loss of $1,512,692 and used $496,654 in net cash for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources.

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

We contract our manufacturing production with a heavy equipment fabricator in Texas that has worked with us for several years and specializes in the type of base refractory equipment we use in our proprietary G-Reformer based GTL processes. Accordingly, they have developed certain manufacturing expertise specifically related to our equipment which may be hard to replicate with a new manufacturer if they go out-of-business or end manufacturing for us for any reason. While there are similar manufacturers elsewhere in the United States and overseas, they will take an unknown additional amount of time to gain the expertise necessary to produce our proprietary refractory equipment or may not be able to gain such expertise at all, limiting our production and related revenue capability.

We are dependent on a limited number of key executives, consultants, the loss of any of which could negatively impact our business.

Our business is led by our Chairman of the Board of Directors, Raymond Wright, President, Kent Harer, and our Chief Financial Officer, Ransom Jones, both of whom are also members of our board of directors (our “Board of Directors”). We use outside consultants to support and perform the majority of the engineering and production work on our GTL technology. We have also contracted with consultants to provide financial reporting and governance support.

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

In order to safeguard against this possibility, on December 8, 2020, the Company announced an exclusive worldwide patent licensing agreement with the University of Texas at Arlington (UTA) for all patent applications currently filed with the Patent and Trademark Office relating to GWTI’s natural gas reforming technologies developed under its sponsored research agreement with UTA.

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

The directors and management of companies are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims that may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations, and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to timely pay the costs incurred in defending such claims. We currently do not carry directors’ and officers’ liability insurance, since directors’ and officers’ liability insurance has recently become much more expensive and difficult to obtain. If we are unable to continue or provide liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

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

We believe that our GTL technology does not infringe upon the valid intellectual property rights of others. Even so, third parties may still assert infringement claims against us. If infringement claims are brought against us, we may not have the financial resources to defend against such claims or prevent an adverse judgment against us. In the event of an unfavorable ruling on any such claim, a license or similar agreement to utilize the intellectual property rights related to the GTL technology in question, which we rely on in the conduct of our business, may not be available to us on reasonable terms if terms are offered at all.

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

We have not paid any cash dividends on shares of our Common Stock since our inception, and we do not anticipate that we will pay any cash dividends in the near future. Earnings, if any, that we may realize will be retained in the business for further development and expansion. Furthermore, our ability to pay dividends may be restricted under our debt agreements.

Our substantial level of indebtedness could adversely affect our financial condition.

We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2022, we had $10,765,118 of total accrued current liabilities and $3,664,941 of current debt (net of debt discounts totaling $1,991, which were fully amortized as of December 31, 2022), with interest rates ranging from 4.5% - 18%, some of our debt contains default interest rates at 18% when any such loans are not current. For more details on our indebtedness, please see Notes 3,4 and 5 of our Financial Statements.

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

On September 7, 2021, the Company was served with a demand for mediation and potential arbitration by Gregory Sanders, a previous employee of the Company. The demand claims Mr. Sanders had an employment agreement with the Company entitling him to certain compensation payments under the contract. No conclusion was met during mediation which occurred in the fourth quarter of 2021. The litigation is ongoing and is scheduled for trial in May 2023. Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims.

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

Fiscal 2022 Quarter Ended:	High	Low
March 31, 2022	$0.03	$0.01
June 30, 2022	$0.01	$0.01
September 30, 2022	$0.02	$0.01
December 31, 2022	$0.01	$0.01

Fiscal 2021 Quarter Ended:
March 31, 2021	$0.09	$0.01
June 30, 2021	$0.07	$0.02
September 30, 2021	$0.07	$0.04
December 31, 2021	$0.05	$0.01

As of April 14, 2023, we had 392,944,204 shares of Common Stock outstanding. Our shares of Common Stock are held by 548 Shareholders of record. The number of Shareholders of record was determined from the records of our transfer agent, Transfer Online, Inc. (our “Transfer Agent”), and does not include beneficial owners of our Common Stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. The mailing address our Transfer Agent is 512 SE Salmon Street, 2nd Floor, Portland, Oregon 97214, and its telephone number is (503) 227-2950.

Dividend Policy

We have not paid or declared any dividends on our Common Stock, nor do we anticipate paying any cash dividends or other distributions on our Common Stock in the near future. Any future dividends will be declared at the discretion of our Board of Directors and will depend, among other things, on (i) our earnings, if any, (ii) our financial requirements for future operations and growth, and (iii) other facts as our Board of Directors may then deem appropriate.

Unregistered Sales of Equity Securities

For the year ended December 31, 2022, we issued 27,550,037 shares of the Company’s common stock as follows:

Stock issued as debt issued costs - 302,038

Stock issued for cash (PPM) – 20,667,999

Stock issued to settle accrued liabilities – 6,200,000

Stock issued for services – 380,000

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

All of the above-described accredited investors who received shares of our Common Stock were provided with access to our filings with the SEC, including the following: information: (i) contained in our annual report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 2022; and (ii) contained in any reports or documents required to be filed by us under Sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act, since the distribution or filing of the reports specified above. In addition, such investors received a description of securities being offered for sale, and any material changes to our affairs that were not disclosed in the other documents furnished.

Item 6.	Selected Financial Data.

We are a smaller reporting company; as a result, we are not required to report selected financial data disclosures as required by Item 301 of Regulation S-K promulgated under the Exchange Act (“Regulation S-K”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2022 and 2021 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-K and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Going Concern

We remain dependent on outside sources of funding (debt and/or equity) for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 14, 2023, which is included with our consolidated Financial Statements and raises substantial doubt about our ability to continue as a going concern.

			$
	December 31,	December 31,	Increase
	2022	2021	(Decrease)	% Change

Net loss	$1,512,692	$1,744,376	$(231,684)	-13.28%	1
Net cash used in operations	$496,654	$791,906	$(295,252)	-37.28%	2
Working capital deficit	$10,737,576	$9,886,820	$850,756	8.60%	3
Stockholders’ deficit	$10,737,576	$9,886,820	$850,756	8.60%	4

1 – Our net loss decreased primarily due to recording a gain on debt settlement of $70,377 and decreases in our operating expenses of $178,027, (both general and administrative expenses and research and development), from $1,120,901 to $942,874.

2 – Our net cash used in operations in 2022 was less than 2021. The change was primarily due to the recognition of a gain on debt settlement of $70,377 and an increase in accounts payable and accrued expenses of $165,877.

3 – The increase in working capital deficit from 2021 to 2022 primarily relates to less cash in 2022 of $35,954, higher accounts payable and accrued expenses of $101,283, higher accounts payable and accrued expenses – related party of $707,914.

4 – The increase from 2021 to 2022 is based upon the current year net loss.

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

Our ability to achieve profitability will depend upon our ability to finance, manufacture, and market/operate GTL units. Our growth is dependent on attaining profit from our operations and our raising additional capital either through the sale of our Common Stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit. We will be unable to pay our obligations in the normal course of business or service our debt in a timely manner throughout 2023 without raising additional debt or equity capital. There can be no assurance that we will raise additional debt or equity capital.

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

Results of Operations

For Year Ended December 31, 2022 as Compared to Year Ended December 31, 2021:

We had no revenues for consolidated operations for the years ended December 31, 2022 and 2021.

We reported consolidated net losses during the years ended December 31, 2022 and 2021 of $1,512,692 and $1,744,376, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the years ended December 31, 2022 and December 31, 2021:

			$
	December 31,	December 31,	Increase
	2022	2021	(Decrease)	% Change

Revenues	$-	$-	$-	0.00%

General and administrative expenses	$888,599	$962,901	$(74,302)	-7.72%	1
Research and development	$54,275	$158,000	$(103,725)	-65.65%	2
Interest expense	$591,963	$588,273	$3,690	0.63%	3
Amortization of debt discount	$48,232	$35,202	$13,030	37.01%	4
Gain on debt settlement	$(70,377)	$-	$(70,377)	0.00%	5

Total operating expenses decreased by $178,027 from $1,120,901 in 2021 to $942,874 in 2022.

1 – The decrease was primarily due to a decrease of $59,726 in consulting fees and a decrease of $52,507 in salaries. The Company also had increases related to legal and professional fees of $19,358.

2 – The decrease was related to less activity in 2022 due to lack of sufficient resources and inability to pursue additional R&D related activities.

3 – The increase is based on higher outstanding debt balances throughout the year.

4 – Amortization of discounts on debt instruments that were executed at various times throughout the current period.

5 – The Company settled a legal matter in 2022.

Net Loss and Net Loss per Share

Our consolidated net loss decreased by $231,684 to $1,512,692 ($0.00) - basic and diluted earnings share for the year ended December 31, 2022, as compared to a net loss of $1,744,376 ($0.01), for the same period ended 2021.

The weighted-average number of shares of Common Stock used in the earnings per share for the basic and dilutive computation was 371,601,679 for the year ended December 31, 2022, and 342,400,231 for the year ended December 31, 2021.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. We had $24,595 in cash, total assets of $27,542, and total liabilities of $10,765,118 as of December 31, 2022. Total accumulated deficit at December 31, 2022, was ($36,278,869).

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between December 31, 2022, and December 31, 2021:

			$
	December 31,	December 31,	Increase
	2022	2021	(Decrease)	% Change

Cash	$24,595	$60,549	$(35,954)	-59.38%	1
Prepaids and other	$2,947	$56	$2,891	5162.50%	2
Total current assets	$27,542	$60,605	$(33,063)	-54.55%	3
Total assets	$27,542	$60,605	$(33,063)	-54.55%	3

Accounts payable and accrued expenses	$3,317,225	$3,215,942	$101,283	3.15%	4
Accounts payable and accrued expenses - related party	$3,799,452	$3,091,538	$707,914	22.90%	4
Note payable	$672,500	$660,000	$12,500	1.89%	5
Notes payable - related parties - net	$2,805,774	$2,745,264	$60,510	2.20%	5
Convertible note payable - net	$166,667	$166,667	$-	0.00%	5
Advances - related parties	$3,500	$68,014	$(64,514)	-94.85%	6
Total current liabilities	$10,765,118	$9,947,425	$817,693	8.22%	7
Total liabilities	$10,765,118	$9,947,425	$817,693	8.22%	7

1 - Cash decreased in 2022 due to payment of accounts payable and less capital raised to sustain operations as compared to prior period.

2 - Insignificant change.

3 - See discussion regarding cash resources in #1 above.

4 – Lack of cash resources resulted in an increase in these liabilities.

5 – Increase in 2022 related to proceeds of $30,000 offset by repayments of $55,000.

6 - In 2022, there was a conversion of stockholder advances totaling $51,769 to notes payable – related parties.

7 – See discussions in 4, 5 and 6.

To increase our working capital, we have considered completing additional private stock sales and entering into new debt instruments. During the year ended December 31, 2022, we received advances of $3,500 from related parties and $30,000 in proceeds from the issuance of debt.

Cash Flows

			$
	December 31,	December 31,	Increase
	2022	2021	(Decrease)	% Change

Net cash used in operating activities	$496,654	$791,906	$(295,252)	-37.28%
Net cash used in investing activities	$-	$-	$-	0.00%
Net cash provided by financing activities	$460,700	$850,827	$(390,127)	-45.85%

Operating Activities

Our net cash used in operations in 2022 was less than 2021. The change was primarily due to the recognition of a gain on debt settlement of $70,377, an increase in accounts payable and accrued expenses of $326,660 and accounts payable and accrued expenses – related parties of $707,914.

Investing activities

Net cash used in investing activities for the year ending December 31, 2022 and 2021 was $0.

Financing Activities

In 2022, the Company had net cash provided by financing activities of $460,700, consisting of the following:

Proceeds from advances – related parties - $3,500

Proceeds from issuance of note payable - $30,000

Repayments on notes payable - $55,000

Proceeds from stock issued for cash - $482,200

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $36,278,869 and $34,766,177 as of December 31, 2022 and 2021, respectively.

Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Commitments

Capital Expenditures - none

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with Raymond Wright, for the position of president of GIE, for a term of five years with compensation of $90,000 per year. In September 2014, Mr. Wright’s employment agreement was amended to increase his annual pay to $180,000. By its terms, Mr. Wright’s employment agreement automatically renewed on August 12, 2020, 2021, and 2022 for a successive one-year periods. During the twelve-months ended December 31, 2022, we paid and/or accrued a total of $180,000 for this calendar year under the terms of the agreement. Mr. Wright is also the chairman of our Board of Directors.

Effective May 10, 2018, we entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended December 31, 2022. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist. The foregoing summary of Mr. Olynick’s and Mr. Jones’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreements by and between Mr. Olynick, Mr. Jones and our Company, dated May 10, 2018, copies of which are filed as Exhibits 10.39 and 10.40 to this Form 10-K and incorporated by reference herein.

Mr. Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Upon his resignation, we agreed to pay the balance of his Employment Agreement then due and owing over time. Accordingly, we accrued $110,084 for the balance of his Employment Agreement, against which we have paid $35,000, leaving a balance remaining of $75,084 for the year ending December 31, 2022. In addition, Mr. Olynick had previously entered into a consulting agreement (the “Olynick Agreement”) to provide general advisory services with us on April 18, 2019, and which included terms for payment of billable time at $40.00 per hour, plus approved expenses. The Olynick Agreement was terminated when Mr. Olynick became President of the Company on May 10, 2018. We have accrued $25,510 in expenses related to such prior consulting agreement expenses. See Exhibit 10.42 incorporated by reference herein.

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

Paul Alfano, a director and greater than five percent (5%) shareholder entered into a consulting agreement with us on April 19, 2018 via Alfano Consulting Services (the “Alfano Agreement”), to provide board and senior management advice, including but not limited to corporate strategy, SEC regulatory adherence, sales and marketing strategies, document and presentation preparation and fund-raising support. Terms included payment of billable time at $40.00 per hour, plus approved expenses, retroactive to January 1, 2017. A copy is available by Exhibit 10.44 incorporated by reference herein. The Alfano Agreement was terminated when Mr. Alfano became a director on June 26, 2019. The Company has accrued Consulting Fees and Expenses of $120,988 for all prior periods through the year ending December 31, 2021. During 2022, Mr. Alfano and the Company mutually agreed to issues Company shares to Mr. Alfano in full satisfaction of the $120,988 Consulting Fees and Expenses that were accrued as of December 31, 2021.

On October 19, 2020, the Company entered into a management consulting services agreement with Dean Goekel (the “Goekel Agreement” via “Analytical Professionals”), to manage engineering and vendor relationships, assist in defining the design and cost of certain capital equipment and to manage the direction of research, development and other related engineering activities. Mr. Goekel will also support the Company’s ongoing business operations, including assistance in commercialization and market implementation, strategic planning and other services. The agreed upon start date under the agreement is July 1, 2020 and the minimum engagement term was for six (6) months. After the initial term the agreement automatically renews for subsequent six (6) month terms unless the Company or Mr. Goekel terminates the agreement. Under the agreement, in exchange for Mr. Goekel’s services he will receive a minimum monthly fee of $10,000 per month in deferred compensation until such time that adequate funds are available for payment. As of December 31, 2022, we have accrued $300,000 in compensation expense related to this agreement. Additionally, under the agreement Mr. Goekel was issued stock warrants for 3,000,000 shares at a strike price of $0.03 per share effective July 1, 2020 and expiring on June 30, 2022. The Company recognized valued and recognized compensation expense related to these warrants of $25,137 for the year ended December 31, 2020. Mr. Goekel did not exercise any of the stock warrant prior to June 30, 2022 and the warrants expired unexercised. After meeting certain deliverables set forth in the agreement, Mr. Goekel will be issued stock warrants for 1,000,000 shares at a strike price that is an average of the stock price for the 90 days that the deliverables have been met. No such deliverables have been met to date, and currently management does not believe these 1,000,000 warrants will be earned by the service provider.

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

Mining Leases

For 2022, our annual lease maintenance fees due to Bureau of Land Management (“BLM”) for the Arizona, were $16,200. There is no actual lease agreement with the BLM, but we file an annual maintenance fee form and pay fees to the BLM to hold our claims. The next payment will be due on August 31, 2023.

Financing

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the year ended December 31, 2022 there was no related party financing. However, $51,769 in advances were converted to a related party note for Kevin Jones.

For the year ended December 31, 2021, we received $429,247 in related party loans from Mabert, acting as agent for various lenders to the Company.

As of December 31, 2021, we received $68,014 in cash and payment advances, net of repayments, from our director, Kevin Jones, a greater than 5% shareholder which has been accrued as “Advances - related parties” for the period.

Third-party financing

On various dates throughout the year ended December 31, 2022, the Company issued 20,667,999 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to a private placement sale to various accredited investors, for $482,200 ($0.02 - $0.03/share).

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

Off-Balance Sheet Arrangements

During the year ended December 2019, we entered into a revenue interest research and development venture with Mabert and an employee, Tom Phillips, OPMGE. However, based on events of default in their agreement with the Company, Mabert no longer has any formal arrangements with OPMGE or Tom Phillips. Since inception of this arrangement, we have advanced a total of $412,885 to OPMGE. Given the uncertainty of the collectability of this receivable, the Company has fully reserved for this amount as of December 31, 2022 and 2021, respectively.

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

Significant estimates during the years ended December 31, 2022 and 2021, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPMGE. The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remaining 300 of 1,000 member units available. However, Greenway never transferred the G-Reformer to OPMGE, as required by the LIMITED LIABILITY COMPANY AGREEMENT OF OPM GREEN ENERGY, LLC. Accordingly, it defaulted on its obligation under the agreement. Since the Wharton Plant is owned by Mabert, OPMGE was no longer a viable entity as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, respectively, there were no assets within OPMGE. Accordingly, the Company’s receivable with this entity is fully reserved for as of December 31, 2022 and 2021.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2022 and 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At December 31, 2022 and 2021, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2022 and December 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the years ended December 31, 2022 and 2021, respectively.

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

The Company incurred research and development expenses of $54,275 and $158,000 for the years ended December 31, 2022 and 2021, respectively.

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

At December 31, 2022 and 2021, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	December 31, 2022	December 31, 2021

Convertible debt	3,689,400	2,083,338
Warrants	-	3,000,000
	3,689,400	5,083,338

Recent Accounting Standards

Changes to accounting principles are established by the Financial Accounting Standards Board in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

Subsequent Events

From January 1, 2023 through April 14, 2023, the Company issued 10,333,333 shares of common stock comprised of: 8,333,333 shares of Rule 144 restricted Common Stock issued in a private placement to three accredited investors at $0.015 - $0.020 per share $160,000 and 2,000,000 shares to our Chief Financial Officer for services rendered, having a fair value of $20,000 ($0.01/share), based upon the quoted closing trading price.

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

In the year ending December 31, 2022, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer, have concluded that as of December 31, 2022, our internal control over financial reporting was ineffective.

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

As of December 31, 2022, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of December 31, 2022, our internal control over financial reporting was ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the year ended December 31, 2022, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of six directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director
Raymond Wright	86	Chairman of the Board, President of GIE, and Director	2016
Ransom Jones	74	Director, Chief Financial Officer, Secretary and Treasurer	2016
Kent Harer	66	Director and President	2017
Paul Alfano	67	Director (Independent)	2019
Michael Wykrent	79	Director (Independent)	2019

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

Summary Compensation Table

The following table sets forth the compensation for our named executive officers for each of the two completed fiscal years ended December 31, 2022, and December 31, 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Ray Wright (1)	2021	180,000	-	-	-	-	-	-	180,000
	2022	180,000							180,000

Ransom Jones (2)	2021	120,000	35,000	-	-	-	-	-	155,000
	2022	120,000	35,000						155,000

Kent Harer (3)	2021	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

(1)	Mr. Wright is our President and Chairman of our Board of Directrors.
(2)	On January 23, 2023, Mr. Jones our Chief Financial Officer and Secretary received 2,000,000 shares of our Common Stock valued at $0.01 per share.
(3)	Mr. Harer is our interim President. Mr. Harer has not taken a salary or any other form of compensation. Mr. Harer does not have an employment agreement and serves at the pleasure of our Board of Directors.

Stock awards during the year ended December 31, 2022 and 2021 were made according to the aggregate date fair value computed in accordance with FASB ASC Topic 718, with such grants being valued as of the closing price of the Company’s stock on effective date of the agreements underlying such grants.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our named executive officers as of the end of our last completed fiscal year, December 31, 2022.

Director Compensation

Currently, our directors receive no compensation for their participation on our board, board committees or other activities related to the Company. There are no plans by the directors pay retirement benefits to directors or executive officers.

Executive Compensation

Ray Wright and Ransom Jones each have employment agreements that automatically renew on each employment anniversary date unless a party provides notice of non-renewal before sixty (60) days before each annual period’s end. Mr. Jones was provided with 250,000 shares at the inception of his agreement, and he is due a bonus of $35,000 each year he is employed by us. There were no changes to any of the named executives’ duties as described by their respective employment agreements. Kent Harer does not have an employment agreement and receives no compensation for his management roles and responsibilities. Mr. Harer has agreed to this arrangement until a new chief executive is hired by us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Securities Beneficial Ownership Table

The following table presents information regarding the beneficial ownership of all shares of our Common Stock as of December 31, 2022:

Beneficial Ownership Table
Directors and Named Executive Officers (10)	Shares of Common Stock Beneficially Owned (1)
	Number	Percent
Paul Alfano(2)	29,450,000	7.7%
Kent Harer (5)	70,000	<1.0%
Kevin Jones (3)	24,739,683	6.4%
Ransom Jones (6)	6,181,867	1.6%
Raymond Wright (4)	17,500,000	4.6%
Michael Wykrent (7)	11,160,000	2.9%

All current Directors and Named Executive Officers as a group	89,101,550	23.3%
(6 persons) (9)
		0.0%
5% or Greater Stockholders
Paul Alfano (2)	29,450,000	7.7%
Kevin Jones (3)	24,739,683	6.4%

1)	Applicable percentages are based on 382,610,871 shares of Common Stock outstanding as of December 31, 2022. Beneficial ownership is determined by rules promulgated by the SEC and generally includes voting or investment power with respect to securities. Common Stock underlying options, warrants, and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of year end are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the individuals named in the table has sole voting and investment power with respect to the Common Stock indicated as beneficially owned by such individual. The table includes Common Stock and options, warrants, and convertible notes exercisable or convertible into Common Stock that are either vested or may vest within 60 days of year end.
2)	Paul Alfano. Mr. Alfano is an independent director and greater than 5% Shareholder.
3)	Kevin Jones. Mr. Kevin Jones is a greater than 5% Shareholder and a former director. Mr. Jones resigned as a director during 2021. Kevin Jones and Ransom Jones are brothers. Mr. K. Jones has sole voting and dispositive power with respect to 8,364,683 shares. In addition, the amount of Common Stock beneficially owned by Mr. K. Jones includes: (a) 4,875,000 Shares held by Mabert, in which Mr. K. Jones has 100% ownership interest and for which he serves as sole manager; (b) 8,500,000 Shares owned by Mr. K. Jones’s late spouse, Ms. Christine Earley, in which Mr. K. Jones has a spousal interest; and (c) 1,867,843 Shares issuable to Mr. K. Jones pursuant to that certain Loan Agreement by and between Mabert and the Company, dated September 14, 2018, filed as Exhibit 10.49 to the Company’s Form 10-K/A, filed with the SEC on May 13, 2019; (c) 2,000,000 shares beneficially held for Mr. K. Jones by Equity Trust and (d) 1,000,000 shares owned by Topical Floors, LLC, in which Mr. K. Jones owns 100% ownership interest and for which he serves as sole manager.

4)	Raymond Wright. Mr. Wright is the chairman of our Board of Directors, and president of GIE our wholly owned subsidiary.
5)	Kent Harer. Mr. Harer is a director and our acting president, making him a named executive officer. The Common Stock beneficially owned by Mr. Harer are those shares immediately issuable upon Mr. Harer’s exercise of a Stock Purchase Warrant, dated January 8, 2018, by and between our Company and Mr. Harer, filed as Exhibit 10.37, and incorporated by reference herein.
6)	Ransom Jones. Mr. Ransom Jones is a director and our chief financial officer, secretary and treasurer, making him a named executive officer. Mr. Jones has sole voting and dispositive power with respect to 2,306,867 shares of Common Stock. In addition, the amount of Common Stock beneficially owned by Mr. Jones includes 3,875,000 shares owned by Mr. Jones’s spouse, Ms. Jan Jones, in which Mr. Jones has a spousal interest. Ransom Jones and Kevin Jones are brothers.
7)	Michael Wykrent. Mr. Wykrent is an independent director.
9)	All current directors and named executive officers as a group. This ownership includes only the ownership of our current named executive officers and directors. Mr. Jones is listed as he resigned from being a director during 2021.
10)	Unless otherwise indicated, the address for each of these shareholders is c/o Greenway Technologies, Inc., at 1521 N. Cooper Street, Suite 205, Arlington, TX 76011.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

●	The operation of which may at a subsequent date result in a change in control of the registrant; or

●	With respect to the election of directors or other matters.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

Mr. K. Jones and his late wife and Mabert have loaned a total $2,057,341 to the Company and four other Shareholders have loaned the balance of $793,433, pursuant to the Loan Agreement, through the year ending December 31, 2022. These loans are secured by the assets of our Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the Loan Agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by Mabert on behalf of the lenders party to the Loan Agreement. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the Loan Agreement. Mabert did not nor will it receive cash compensation for its efforts.

Mr. K. Jones, as the owner and managing member of Mabert, was also the managing and control member of OPMGE, a research and development venture in and to which the Company had a significant revenue member interest and has licensed its proprietary GTL technology and equipment. Any relationship between Greenway and OPMG has been terminated.Due to Mr. Kevin Jones’ family relationship as the brother of Mr. Ransom Jones, our CFO, and his control position over Mabert , Mr. Jones was not considered an independent director.

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

Mr. Paul Alfano, a director, was contracted as a consultant by the Company in April 2018 prior to his being elected as a director of the Company, thereupon such consulting contract was terminated. In his consulting role, Mr. Alfano’s total fees never exceeded $120,000 for any prior period. We have accrued a total $120,988 for the fees and expenses that were remaining under his consulting agreement at the time Mr. Alfano was elected as a non-executive director and the associated accrued interest on these fees. During 2022, the Company and Mr. Alfano agreed to issue shares in full satisfaction of the $120,988.

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

The following table presents fees for professional services rendered by Assurance Dimensions (“Assurance”), our independent auditors for the years ended December 31, 2022 and 2021, respectively:

	2022	2021
Audit Fees	$41,000	$35,906
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$41,000	$35,906

Audit fees billed were for professional services rendered for the audit of our financial statements and review of our interim financial statements for the years ended December 31, 2022 and December 31, 2021.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	All financial statements are included in Item 8 of this report.
(b)	All financial statement schedules required to be filed by Item 8 of this report and the exhibits contained in this report are described in Item 8 of this report and are included as indexed in the appendix on page F-1, et seq.

Exhibit No.	Identification of Exhibit
2.1**	Combination Agreement executed as of August 18, 2009, between Dynalyst Manufacturing Corporation and Universal Media Corporation, filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.1**	Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on March 13, 2002, filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.2**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on June 7, 2006, filed as Exhibit 3.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.3**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on August 28, 2009, changing the corporate name to Universal Media Corporation, filed as Exhibit 3.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.4**	Articles of Amendment of Articles of Incorporation of Universal Media Corporation filed with the Secretary of State of Texas on March 23, 2011, changing the corporate name to UMED Holdings, Inc., filed as Exhibit 3.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.5**	Articles of Amendment of Certificate of Formation of UMED Holdings, Inc. filed with the Secretary of State of Texas on June 23, 2017, changing the corporate name to Greenway Technologies, Inc., filed as Exhibit 3.1 to the registrant’s Form 8-K/A on July 20, 2017, Commission File Number 000-55030.
3.6**	Bylaws of Dynalyst Manufacturing Corporation, filed as Exhibit 3.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.7**	Articles of Incorporation of Greenway Innovative Energy, Inc. filed with the Secretary of State of Nevada on July 6, 2012, filed as Exhibit 3.7 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.8**	Bylaws of Greenway Innovative Energy, Inc., filed as Exhibit 3.8 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.9**	Certificate of Amendment to the Articles of Incorporation approved by the Shareholders at the Special Shareholders Meeting on December 11, 2019
10.2**	Purchase Agreement dated as of May 1, 2012, between Universal Media Corporation and Mamaki Tea & Extract, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.3**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.4**	Second Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.5**	Purchase Agreement dated August 29th, 2012, between Universal Media Corporation and Greenway Innovative Energy, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.6**	Purchase Agreement dated as of February 23, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.7**	Asset Purchase Agreement dated as of October 2, 2011, between Jet Regulators, L.C., R/T Jet Tech, L.P. and UMED Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.8**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Kevin Bentley, filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.

10.9**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. Randy Moseley, filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.10**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Richard Halden, filed as Exhibit 10.11 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.11**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Raymond Wright, filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.12**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Conrad Greer, filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.13**	Consulting Agreement dated May 27, 2011, between UMED Holdings, Inc. and Jabez Capital Group, LLC, filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.14**	Promissory Note in the amount of $850,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Southwest Capital Funding, Ltd., filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.15**	Modification of Note and Liens effective as of October 1, 2012, between Southwest Capital Funding, Ltd. and Mamaki Tea, Inc., filed as Exhibit 10.16 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.16**	Second Modification of Note and Liens effective as of December 20, 2012, between Southwest Capital Funding, Ltd., Mamaki Tea, Inc., and Mamaki of Hawaii, Inc., filed as Exhibit 10.17 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.17**	Promissory Note in the amount of $150,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Robert R. Romer, filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.18**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.20**	Promissory Note in the amount of $158,000 dated September 18, 2014, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.20 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.21**	Warrant dated September 18, 2014, for $47,400 worth of UMED Holdings, Inc. shares issued to Tonaquint, Inc., filed as Exhibit 10.21 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.22**	Office Lease Agreement dated October 2015, between UMED Holdings, Inc. and The Atrium Remains the Same, LLC, filed as Exhibit 10.22 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.23**	Warrant dated October 31, 2015, for 4,000,000 shares issued to Norman T. Reynolds, Esq, filed as Exhibit 10.23 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.24**	Promissory Note in the amount of $36,000 dated March 8, 2016, executed by UMED Holdings, Inc. payable to Peter C. Wilson, filed as Exhibit 10.24 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.25**	Convertible Promissory Note in the amount of $224,000 dated May 4, 2016, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.25 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.26**	Severance and Release Agreement by and between UMED Holdings, Inc. and Randy Moseley dated November 11, 2016, filed as Exhibit 10.26 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.27**	Settlement and Mutual Release Agreement dated January 13, 2017, executed by UMED Holdings, Inc. in connection with Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison, filed as Exhibit 10.27 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.28**	Warrant dated February 1, 2017, for 2,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.28 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.29**	Warrant dated February 1, 2017, for 4,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.29 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.30**	Severance and Release Agreement by and between UMED Holdings, Inc. and Richard Halden dated February 1, 2017, filed as Exhibit 10.30 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

10.31**	Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, LLC, and UMED Holdings, Inc., filed as Exhibit 10.31 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.32**	Consulting Agreement by and between the registrant and Chisos Equity Consultants, LLC, as amended on February 16, 2018, and March 19, 2018, filed as Exhibit 10.1 to the registrant’s Form 8-K, on March 21, 2018, Commission File Number 000-55030.
10.33**	Promissory Note in the amount of $100,000 dated November 13, 2017, executed by Greenway Technologies, Inc. payable to Wildcat Consulting Group LLC.
10.34**	Subordinated Convertible Promissory Note in the amount of $166,667 dated December 20, 2017, executed by Greenway Technologies, Inc. payable to Tunstall Canyon Group LLC.
10.35**	Warrant dated November 30, 2017 for 1,000,000 shares issued to MTG Holdings, LTD.
10.36**	Greer Family Trust Promissory Note and Settlement. filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.37**	Warrant dated January 8, 2018 for 4,000,000 shares issued to Kent Harer.
10.38**	Settlement agreement by and between Greenway Technologies, Inc. and Tonaquint, Inc. dated April 9, 2018.
10.39**	Employment agreement with John Olynick, as President, dated May 10, 2018.
10.40**	Employment agreement with Ransom Jones, as Chief Financial Officer, Secretary and Treasurer, dated May 10, 2018.
10.41**	Consulting Agreement with Gary L. Ragsdale, Ph.D., P.E.
10.42**	Consulting Agreement with John Olynick
10.43**	Consulting Agreement with Marl Zoellers
10.44**	Consulting Agreement with Paul Alfano dba Alfano Consulting Services
10.45**	Consulting Agreement with Peter Hauser
10.46**	Consulting Agreement with William Campbell
10.47**	Consulting Agreement with Ryan Turner
10.48**	Amendment on July 30, 2014 to that certain Employment Agreement with Raymond Wright dated August 29, 2012
10.49**	Mabert LLC as Agent Loan Agreement dated September 14, 2018
10.50**	Mabert LLC as Agent Security Agreement dated September 14, 2018
10.51**	Texas UCC-1 filed by Mabert LLC as Agent on October 11, 2018, ending October 10, 2023.
10.52**	Rule 11 Agreement, dated March 6, 2019, pursuant to a mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018, respectively.
10.53**	Employment agreement with Thomas Phillips, as Vice President of Operations, effective date April 1, 2019.
10.54**	Settlement Agreement executed on September 26, 2019 with Southwest Capital Funding, Ltd. to resolve all conflicts related to loan guarantees provided for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison.
10.55**	Limited Liability Company Agreement of OPM Green Energy, LLC, dated August 23, 2019, by and among Greenway Technologies, Inc., a Texas corporation, Mabert, LLC, a Texas limited liability company, Tom Phillips, an individual, and OPM Green Energy, LLC, a Texas corporation.
10.56**	Subscription Agreement dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.57**	Intellectual Property License dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.58**	Employment agreement with Ryan Turner for Business Development and Investor Relations, dated April 1, 2019.
10.59**	Agreed Order of Dismissal with Prejudice, dated February 25, 2020, pursuant to the mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018, respectively.
10.60**	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Chisos Equity Consultants, LLC for the matters in Cause No. 67-306723-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.61**	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Richard Halden for the matters in Cause No. 352-306721-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.62**	Agreed Order of Dismissal without Prejudice, dated November 26, 2019, pursuant to the mutual settlement of all claims by Greenway Technologies, Inc. against Micheal R. Warner et al (the “Dissident Shareholders”) for the matters in Cause No. DC-19-04207, filed in the District Court in Dallas County, TX on March 26, 2019.

10.63**	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd, pursuant to that certain Convertible Promissory Note executed on January 24, 2020.
10.64**	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on January 24, 2020.
10.65**	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Convertible Promissory Note executed on February 12, 2020.
10.66**	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on February 12, 2020.
14.1**	Code of Ethics for Senior Financial Officers, filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
31.1*	Certification of Kent Harer, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kent Harer, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date:	April 14, 2023
		By	/s/ Kent Harer
Kent Harer, President

		By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Harer
KENT HARER	Director, President	April 14, 2023

/s/ Michael Wykrent
MICHAEL WYKRENT	Director	April 14, 2023

/s/ Ransom Jones
RANSOM JONES	Director	April 14, 2023

/s/ Paul Alfano
PAUL ALFANO	Director	April 14, 2023

/s/ Raymond Wright
RAYMOND WRIGHT	Chairman, President of Greenway Innovative Energy, Inc.	April 14, 2023

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Greenway Technologies, Inc. and Subsidiaries

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Greenway Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenway Technologies, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operating activities of $1,512,692 and $496,654, respectively, for the year ended December 31, 2022, and a working capital deficit and accumulated deficit of approximately $10,737,576 and $36,278,869, respectively, as of December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
April 14, 2023

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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

Greenway Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

Assets

Current Assets
Cash	$24,595	$60,549
Prepaids and other	2,947	56
Total Current Assets	27,542	60,605

Total Assets	$27,542	$60,605

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,317,225	$3,215,942
Accounts payable and accrued expenses - related parties	3,799,452	3,091,538
Notes payable	672,500	660,000
Notes payable - related parties - net	2,805,774	2,745,264
Convertible note payable - net	166,667	166,667
Advances - related parties	3,500	68,014
Total Current Liabilities	10,765,118	9,947,425

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized 382,610,871 and 355,060,834 shares issued and outstanding, respectively	38,262	35,506
Additional paid-in capital	25,498,031	24,842,907
Common stock to be issued	5,000	17,189
Subscription receivable	-	(16,245)
Accumulated deficit	(36,278,869)	(34,766,177)
Total Stockholders’ Deficit	(10,737,576)	(9,886,820)

Total Liabilities and Stockholders’ Deficit	$27,542	$60,605

The accompanying notes are an integral part of these consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2022	2021

Operating expenses
General and administrative expenses	$888,599	$962,901
Research and development	54,275	158,000
Total operating expenses	942,874	1,120,901

Loss from operations	(942,874)	(1,120,901)

Other income (expense)
Interest expense	(591,963)	(588,273)
Amortization of debt discount	(48,232)	(35,202)
Gain on debt settlement	70,377	-
Total other income (expense) - net	(569,818)	(623,475)

Net loss	$(1,512,692)	$(1,744,376)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares - basic and diluted	371,601,679	342,400,231

The accompanying notes are an integral part of these consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2022

			Additional	Common Stock			Total
	Common Stock		Paid-in	to be	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit

December 31, 2021	355,060,834	$35,506	$24,842,907	$17,189	$(16,245)	$(34,766,177)	$(9,886,820)

Stock issued as debt issue costs	302,038	30	14,150	(12,189)	-	-	1,991

Settlement of subscription receivable - warrants	-	-	-	-	16,245	-	16,245

Stock issued for cash	20,667,999	2,068	480,132	-	-	-	482,200

Stock issued to settle accrued liabilities	6,200,000	620	154,380	-	-	-	155,000

Stock issued for services	380,000	38	6,462	-	-	-	6,500

Net loss	-	-	-	-	-	(1,512,692)	(1,512,692)

December 31, 2022	382,610,871	$38,262	$25,498,031	$5,000	$-	$(36,278,869)	$(10,737,576)

The accompanying notes are an integral part of these consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2021

			Additional	Common Stock			Total
	Common Stock		Paid-in	to be	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit

December 31, 2020	335,268,075	$33,527	$24,123,925	$36,384	$(16,245)	$(33,021,801)	$(8,844,210)

Stock issued as debt issue costs	1,197,758	119	54,867	(24,195)	-	-	30,791

Stock issued for cash	18,112,501	1,812	649,688	5,000	-	-	656,500

Stock issued for services	482,500	48	14,427	-	-	-	14,475

Net loss	-	-	-	-	-	(1,744,376)	(1,744,376)

December 31, 2021	355,060,834	$35,506	$24,842,907	$17,189	$(16,245)	$(34,766,177)	$(9,886,820)

The accompanying notes are an integral part of these consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2022	2021

Operating activities
Net loss	$(1,512,692)	$(1,744,376)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	48,232	35,202
Stock issued for services	6,500	14,475
Gain on debt settlement	(70,377)	-
Changes in operating assets and liabilities
(Increase) decrease in
Prepaids and other	(2,891)	11,179
Increase (decrease) in
Accounts payable and accrued expenses	326,660	160,783
Accounts payable and accrued expenses - related parties	707,914	730,831
Net cash used in operating activities	(496,654)	(791,906)

Financing activities
Proceeds from advances - related parties	3,500	354,327
Proceeds from issuance of note payable	30,000	-
Repayments on notes payable	(55,000)	(60,000)
Repayments on notes payable - related parties	-	(100,000)
Proceeds from stock issued for cash	482,200	656,500
Net cash provided by financing activities	460,700	850,827

Net increase (decrease) in cash	(35,954)	58,921

Cash - beginning of year	60,549	1,628

Cash - end of year	$24,595	$60,549

Supplemental disclosure of cash flow information
Cash paid for interest	$35,858	$49,046
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Stock issued as debt issue costs	$1,991	$30,791
Conversion of stockholder advances to notes payable - related parties	$51,769	$429,249
Stock issued in settlement of accrued liabilities	$155,000	$-
Settlement of subscription receivable - warrants	$16,245	$-
Shares issued for promissory note fees	$-	$54,986

The accompanying notes are an integral part of these consolidated financial statements

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Liquidity, Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2022, the Company had:

●	Net loss of $1,512,692; and
●	Net cash used in operations was $496,654

Additionally, at December 31, 2022, the Company had:

●	Accumulated deficit of $36,278,869
●	Stockholders’ deficit of $10,737,576; and
●	Working capital deficit of $10,737,576

The Company has cash on hand of $24,595 at December 31, 2022. The Company does not expect to generate sufficient revenues or positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Execute business operations more fully during the year ended December 31, 2023,
●	Explore and execute prospective strategic and partnership opportunities

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 2 - Summary of Significant Accounting Policies

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

Significant estimates during the years ended December 31, 2022 and 2021, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, advances and various debt instruments are carried at historical cost. At December 31, 2022 and 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPMGE. The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remaining 300 of 1,000 member units available. However, Greenway never transferred the G-Reformer to OPMGE, as required by the LIMITED LIABILITY COMPANY AGREEMENT OF OPM GREEN ENERGY, LLC. Accordingly, it defaulted on its obligation under the agreement. Since the Wharton Plant is owned by Mabert, OPMGE was no longer a viable entity as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, respectively, there were no assets within OPMGE. Accordingly, the Company’s receivable with this entity is fully reserved for as of December 31, 2022 and 2021.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2022 and 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At December 31, 2022 and 2021, respectively, the Company did not have any cash in excess of the insured FDIC limit.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

At December 31, 2022 and 2021, respectively, the Company had no derivative liabilities.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2022 and December 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the years ended December 31, 2022 and 2021, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The Company incurred research and development expenses of $54,275 and $158,000 for the years ended December 31, 2022 and 2021, respectively.

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

At December 31, 2022 and 2021, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	December 31, 2022	December 31, 2021

Convertible debt	3,689,400	2,083,338
Warrants	-	3,000,000
	3,689,400	5,083,338

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

Recent Accounting Standards

Changes to accounting principles are established by the Financial Accounting Standards Board in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

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

The Company separately reflected amortization of debt discount from general and administrative expenses.

These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18.00%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance - December 31, 2020	$525,000	$195,000	$-	$720,000	$-
Repayments	-	(60,000)	-	(60,000)
Balance - December 31, 2021	525,000	135,000	-	660,000	-
Proceeds	-	-	67,500	67,500
Debt discount	-	-	(37,500)	(37,500)
Amortization of debt discount (interest expense)	-	-	37,500	37,500
Repayments	-	(55,000)	-	(55,000)
Balance - December 31, 2022	$525,000	$80,000	$67,500	$672,500	$592,500

1	The Company executed a settlement agreement with a third party for $525,000 in 2019. This note requires semi-annual interest payments. At December 31, 2022, the note is in default.

2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full.

3	The Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note. At December 31, 2022, the note is in default.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Balance - December 31, 2020	$2,411,605
Debt discount	(30,791)
Amortization of debt discount (interest expense)	35,202
Conversion of stockholder advances to notes payable - related parties	74,920
Proceeds	354,328
Repayments	(100,000)
Balance - December 31, 2021	2,745,264
Conversion of stockholder advances to notes payable - related parties (see Note 6)	51,769
Debt discount	(1,991)
Amortization of debt discount (interest expense)	10,732
Balance - December 31, 2022	$2,805,774

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 5 – Convertible Note Payable

Convertible note payable and related terms were as follows:

Convertible
Terms	Note Payable

Issuance dates of note	2017
Maturity date	2019
Interest rate	4.50%
Default interest rate	18.00%
Collateral	Unsecured
Conversion rate	$0.08/share

		In-Default

Balance - December 31, 2020	$166,667	$166,667
No activity in 2021	-
Balance - December 31, 2021	166,667	166,667
No activity in 2022	-
Balance - December 31, 2022	$166,667	$166,667

Note 6 – Advances – Related Parties

Advances – related parties and related terms were as follows:

Advances
Terms	Related Parties

Issuance date of advances	Prior to 2018
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured

Balance - December 31, 2020	$142,934
Conversion of stockholder advances to notes payable - related parties	(74,920)
Balance - December 31, 2021	68,014
Proceeds	3,500
Conversion of stockholder advances to notes payable - related parties (see Note 4)	(51,769)
Subscription receivable - warrants	(16,245)
Balance - December 31, 2022	$3,500

During 2022, in connection with a settlement, the Company reduced amounts owed to a stockholder for $16,245 with a corresponding reduction to a subscription receivable for warrants.

Note 7 – Commitments

Legal Matters

On October 19, 2019, the Company was served with a lawsuit by Norman Reynolds, a previously engaged counsel by the Company. The suit was filed in Harris County District Court, Houston, Texas, asserting claims for unpaid fees of $90,377. While fully reserved, Greenway vigorously disputes the total amount claimed. Greenway has asserted counterclaims based upon alleged conflicts of interest, breaches of fiduciary duty and violations of the Texas Deceptive Trade Practices Act (“DTPA”).

On November 17, 2021, Greenway and Mr. Reynolds settled the matter agreeing to cash payments from GWTI totaling $20,000. During the year ended December 31, 2022, and upon settlement of the obligation, the Company recorded a gain on legal settlement of $70,377.

On September 7, 2021, the Company was served with a demand for mediation and potential arbitration by Gregory Sanders, a previous employee of the Company. The demand claims Mr. Sanders had an employment agreement with the Company entitling him to certain compensation payments under the contract. No conclusion was met during mediation which occurred in the fourth quarter of 2021 or as of December 31, 2022. Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 8 – Stockholders’ Deficit

The Company has one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	$0.0001 par value
-	Voting at 1 vote per share

Equity Transactions for the Year Ended December 31, 2022

Stock Issued as Debt Issue Costs

The Company issued 302,038 shares of common stock in connection with the issuance of notes payable – related parties. The fair value of these shares was $1,991 ($0.01 - $0.06/share), based upon the quoted closing trading price.

Stock Issued for Cash

The Company issued 20,667,999 shares of common stock for $482,200 ($0.02 - $0.03/share). Of the total shares issued for cash, $5,000 were issuable at December 31, 2021.

Stock Issued for Settlement of Liabilities

The Company issued 6,200,000 shares of common stock in settlement of accrued liabilities totaling $155,000 ($0.03/share). The fair value of these shares was based upon the quoted closing trading price. In connection with this settlement, there was no gain or loss on settlement.

Stock Issued for Services

The Company issued 380,000 shares of common stock for services rendered, having a fair value of $6,500 ($0.01 - $0.025/share). The fair value of these shares was based upon the quoted closing trading price.

Stock to be Issued

The Company sold 250,000 shares of common stock for $5,000 ($0.02/share). These shares were issued in January 2023.

Equity Transactions for the Year Ended December 31, 2021

Stock Issued as Debt Issue Costs

The Company issued 1,197,758 shares of common stock in connection with the issuance of notes payable – related parties. The fair value of these shares was $54,986 ($0.046/share), based upon the quoted closing trading price.

Stock Issued for Cash

The Company issued 18,112,501 shares of common stock for $656,500 ($0.03 - $0.05/share).

Stock Issued for Services

The Company issued 482,500 shares of common stock for services rendered, having a fair value of $14,475 ($0.03/share). The fair value of these shares was based upon the quoted closing trading price.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 9 – Warrants

Warrant activity for the years ended December 31, 2022 and 2021 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2020	7,000,000	$0.10	1.75	$-
Vested and Exercisable - December 31, 2020	7,000,000	$0.10	1.75	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	(4,000,000)	$0.15	-	-
Outstanding - December 31, 2021	3,000,000	$0.03	0.75	$-
Vested and Exercisable - December 31, 2021	3,000,000	$0.03	0.75	$-
Unvested - December 31, 2021	-	$-	-	$-
Granted	-	$-	-
Exercised	-	$-	-
Cancelled/Forfeited	(3,000,000)	$0.03	-
Outstanding - December 31, 2022	-	$-	-	$-
Vested and Exercisable - December 31, 2022	-	$-	-	$-
Unvested and non-exercisable - December 31, 2022	-	$-	-	$-

Note 10 – Income Taxes

The Company’s tax expense differs from the “expected” tax expense for the period (computed by applying the corporate tax rate of 21% to loss before taxes), are approximately as follows:

	December 31, 2022	December 31, 2021
Federal income tax benefit - 21%	$(311,000)	$(366,000)
Non-deductible items	(15,000)	-
Subtotal	(326,000)	(366,000)
Change in valuation allowance	326,000	366,000
Income tax benefit	$-	$-

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2022 and 2021 are approximately as follows:

	December 31, 2022	December 31, 2021

Deferred Tax Assets
Amortization of debt discount	$(10,000)	$-
Share based payments	(6,000)	-
Other	(1,184,000)	1,184,000
Net operating loss carryforwards	4,910,000	5,785,000
Total deferred tax assets	3,710,000	6,969,000
Less: valuation allowance	(3,710,000)	(6,969,000)
Net deferred tax asset recorded	$-	$-

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.

During the year ended December 31, 2022 the valuation allowance decreased by approximately $3,259,000. The total valuation allowance results from the Company’s estimate of its uncertainty in being unable to recover its net deferred tax assets.

At December 31, 2022, the Company has federal net operating loss carryforwards, which are available to offset future taxable income, of approximately $23,380,000. The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s.

NOL carryforwards that were generated after 2017 of approximately $23,380,000 may only be used to offset 80% of taxable income and are carried forward indefinitely.

These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three- year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted.

If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files corporate income tax returns in the United States and Texas jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2022 and 2021, respectively, there were no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

As of December 31, 2022, the Company had not filed any corporate tax returns since the year ended December 31, 2016. The Company’s failure to file penalties are immaterial.

Note 11 – Subsequent Events

Subsequent to December 31, 2022, the Company reflects the following:

Stock Issued for Cash

The Company issued 7,000,000 shares of common stock for $140,000 ($0.02/share).

The Company issued 1,333,333 shares of common stock for $20,000 ($0.015/share).

Stock Issued for Services

The Company issued 2,000,000 shares of common stock to its Chief Financial Officer for services rendered, having a fair value of $20,000 ($0.01/share). The fair value of these shares was based upon the quoted closing trading price.

