Form 10-Q
period 2023-03-31
GREENWAY TECHNOLOGIES INC
filed 2023-05-19
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Registrant’s telephone number, including area code: (561) 809-4644

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 19, 2023, was 398,910,871.

2

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements & Notes (Unaudited)

Greenway Technologies, Inc. and Subsidiaries

Greenway Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)

Assets

Current Assets
Cash	$-	$24,595
Prepaids and other	-	2,947
Total Current Assets	-	27,542

Total Assets	$-	$27,542

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,473,096	$3,317,225
Accounts payable and accrued expenses - related parties	3,959,558	3,799,452
Notes payable	657,500	672,500
Notes payable - related parties - net	2,805,774	2,805,774
Convertible note payable - net	166,667	166,667
Advances - related parties	3,700	3,500
Total Current Liabilities	11,066,295	10,765,118

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized 391,610,871 and 382,610,871 shares issued and outstanding, respectively	39,162	38,262
Additional paid-in capital	25,657,131	25,498,031
Common stock to be issued	-	5,000
Accumulated deficit	(36,762,588)	(36,278,869)
Total Stockholders’ Deficit	(11,066,295)	(10,737,576)

Total Liabilities and Stockholders’ Deficit	$-	$27,542

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating expenses
General and administrative expenses	$330,591	$237,999
Research and development	-	16,000
Total operating expenses	330,591	253,999

Loss from operations	(330,591)	(253,999)

Other income (expense)
Interest expense	(153,128)	(141,410)
Amortization of debt discount	-	(6,192)
Total other income (expense) - net	(153,128)	(147,602)

Net loss	$(483,719)	$(401,601)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	388,477,538	356,226,074

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2023

(Unaudited)

			Additional	Common Stock		Total
	Common Stock		Paid-in	to be	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

December 31, 2022	382,610,871	$38,262	$25,498,031	$5,000	$(36,278,869)	$(10,737,576)

Issuance of previously issuable shares	250,000	25	4,975	(5,000)	-	-

Stock issued for cash	6,750,000	675	134,325	-	-	135,000

Stock issued for services - related party	2,000,000	200	19,800	-	-	20,000

Net loss	-	-	-	-	(483,719)	(483,719)

March 31, 2023	391,610,871	$39,162	$25,657,131	$-	$(36,762,588)	$(11,066,295)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2022

(Unaudited)

			Additional	Common Stock			Total
	Common Stock		Paid-in	to be	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit

December 31, 2021	355,060,834	$35,506	$24,842,907	$17,189	$(16,245)	$(34,766,177)	$(9,886,820)

Stock issued as debt issue costs	198,500	20	12,169	(10,198)	-	-	1,991

Settlement of subscription receivable - warrants	-	-	-	-	16,245	-	16,245

Stock issued for cash	2,366,666	236	42,764	9,200	-	-	52,200

Net loss	-	-	-	-	-	(401,601)	(401,601)

March 31, 2022	357,626,000	$35,762	$24,897,840	$16,191	$-	$(35,167,778)	$(10,217,985)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Operating activities
Net loss	$(483,719)	$(401,601)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	-	6,192
Stock issued for services - related party	20,000	-
Changes in operating assets and liabilities
(Increase) decrease in
Prepaids and other	2,947	-
Increase (decrease) in
Accounts payable and accrued expenses	155,871	94,822
Accounts payable and accrued expenses - related parties	160,106	194,804
Net cash used in operating activities	(144,795)	(105,783)

Financing activities
Proceeds from advances - related parties	200	3,500
Repayments on notes payable	(15,000)	(10,000)
Proceeds from stock issued for cash	135,000	52,200
Net cash provided by financing activities	120,200	45,700

Net decrease in cash	(24,595)	(60,083)

Cash - beginning of period	24,595	60,549

Cash - end of period	$-	$466

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$20,379
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Stock issued as debt issue costs	$-	$1,991
Conversion of stockholder advances to notes payable - related parties	$-	$51,769
Issuance of common stock issuable	$5,000	$-
Settlement of subscription receivable - warrants	$-	$16,245
Shares issued for promissory note fees	$-	$12,189

The accompanying notes are an integral part of these unaudited consolidated financial statements

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Both of the Company’s wholly-owned subsidiaries: Universal Media Corp and Logistix Technology Systems, Inc. are currently inactive.

Liquidity, Going Concern and Management’s Plans

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2023, the Company had:

●	Net loss of $483,719; and
●	Net cash used in operations was $144,795

Additionally, at March 31, 2023, the Company had:

●	Accumulated deficit of $36,762,588
●	Stockholders’ deficit of $11,066,295; and
●	Working capital deficit of $11,066,295

The Company has cash on hand of $0 at March 31, 2023. The Company does not expect to generate sufficient revenues or positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Execute business operations more fully during the year ended December 31, 2023,
●	Explore and execute prospective strategic and partnership opportunities

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 14, 2023.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Greenway and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company has identified one single reportable operating segment. The Company manages its business on the basis of one operating and reportable segment.

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

Significant estimates during the three months ended March 31, 2023 and 2022, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

At March 31, 2023 and December 31, 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPMGE. The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remaining 300 of 1,000 member units available. However, Greenway never transferred the G-Reformer to OPMGE, as required by the LIMITED LIABILITY COMPANY AGREEMENT OF OPM GREEN ENERGY, LLC. Accordingly, it defaulted on its obligation under the agreement. Since the Wharton Plant is owned by Mabert, OPMGE was no longer a viable entity as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, respectively, there were no assets within OPMGE. Accordingly, the Company’s receivable with this entity is fully reserved for as of March 31, 2023 and December 31, 2022.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At March 31, 2023 and December 31, 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At March 31, 2023 and December 31, 2022, respectively, the Company did not have any cash in excess of the insured FDIC limit.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

At March 31, 2023 and December 31, 2022, respectively, the Company had no derivative liabilities.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the three months ended March 31, 2023 and 2022, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

The Company incurred research and development expenses of $0 and $16,000 for the three months ended March 31, 2023 and 2022, respectively.

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

MARCH 31, 2023

(UNAUDITED)

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

At March 31, 2023 and 2022, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	March 31, 2023	March 31, 2022

Convertible debt	3,689,400	2,083,333
Warrants	-	3,000,000
	3,689,400	5,083,333

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for smaller reporting companies financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year.

We adopted this pronouncement on January 1, 2023; however, the adoption of this standard did not have a material effect on the Company’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation.

The Company separately reflected amortization of debt discount from interest expense.

This reclassification had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance - December 31, 2021	$525,000	$135,000	$-	$660,000	$-
Proceeds	-	-	67,500	67,500
Debt discount	-	-	(37,500)	(37,500)
Amortization of debt discount (interest expense)	-	-	37,500	37,500
Repayments	-	(55,000)	-	(55,000)
Balance - December 31, 2022	525,000	80,000	67,500	672,500	$592,500
Repayments	-	(15,000)	-	(15,000)
Balance - March 31, 2023	$525,000	$65,000	$67,500	$657,500	$592,500

1	The Company executed a settlement agreement with a third party for $525,000 in 2019. This note requires semi-annual interest payments. At March 31, 2023, the note is in default.

2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full.

3	In 2022, the Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note. At March 31, 2023, the note is in default.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Note 4 – Notes Payable – Related Parties

The Company executed a loan agreement for up to $5,000,000 in advances with a Company owned by a stockholder and who is the brother of the Company’s Chief Financial Officer as well as a member of the Board of Directors.

The Company also has executed various loans with other stockholders and members of the Board of Directors.

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

During 2022, the Company issued 103,538 shares of common stock under these arrangements and recorded a corresponding debt discount of $1,991.

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Notes Payable
Terms	Related Parties

Issuance date of notes	Various
Maturity date	1 year
Interest rate	10% - 18%
Collateral	All assets

Balance - December 31, 2021	$2,745,264
Conversion of stockholder advances to notes payable - related parties (see Note 6)	51,769
Debt discount	(1,991)
Amortization of debt discount (interest expense)	10,732
Balance - December 31, 2022	2,805,774
No activity in 2023	-
Balance - March 31, 2023	$2,805,774

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Note 5 – Convertible Note Payable

Convertible note payable and related terms were as follows:

Convertible
Terms	Note Payable

Issuance dates of note	2017
Maturity date	2019
Interest rate	4.50%
Default interest rate	18.00%
Collateral	Unsecured
Conversion rate	$0.08/share

		In-Default

Balance - December 31, 2021	$166,667	$166,667
No activity in 2022	-
Balance - December 31, 2022	166,667	166,667
No activity in 2023	-
Balance - March 31, 2023	$166,667	$166,667

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Note 6 – Advances – Related Parties

Advances – related parties and related terms were as follows:

Advances
Terms	Related Parties

Issuance date of advances	Prior to 2018
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured

Balance - December 31, 2021	$68,014
Proceeds	3,500
Conversion of stockholder advances to notes payable - related parties (see Note 4)	(51,769)
Subscription receivable - warrants	(16,245)
Balance - December 31, 2022	3,500
Proceeds	200
Balance - March 31, 2023	$3,700

During 2022, in connection with a settlement, the Company reduced amounts owed to a stockholder for $16,245 with a corresponding reduction to a subscription receivable for warrants.

In 2023, the Company received $200 from its Chief Financial Officer for working capital.

Note 7 – Commitments and Contingencies

Legal Matters

On October 19, 2019, the Company was served with a lawsuit by Norman Reynolds, a previously engaged counsel by the Company. The suit was filed in Harris County District Court, Houston, Texas, asserting claims for unpaid fees of $90,377. While fully reserved, Greenway vigorously disputed the total amount claimed. Greenway has asserted counterclaims based upon alleged conflicts of interest, breaches of fiduciary duty and violations of the Texas Deceptive Trade Practices Act (“DTPA”).

On November 17, 2021, Greenway and Mr. Reynolds settled the matter agreeing to cash payments from GWTI totaling $20,000. During the year ended December 31, 2022, and upon settlement of the obligation. the Company recorded a gain on legal settlement of $70,377.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On September 7, 2021, the Company was served with a demand for mediation and potential arbitration by Gregory Sanders, a previous employee of the Company. The demand claims Mr. Sanders had an employment agreement with the Company entitling him to certain compensation payments under the contract. No conclusion was met during mediation which occurred in the fourth quarter of 2021 or as of March 31, 2023. Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims.

Note 8 – Stockholders’ Deficit

The Company has one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	$0.0001 par value
-	Voting at 1 vote per share

Equity Transactions for the Three Months Ended March 31, 2023

Stock Issued for Cash

The Company issued 6,750,000 shares of common stock for $135,000 ($0.02/share).

Stock Issued for Services

The Company issued 2,000,000 shares of common stock for services rendered by its Chief Financial Officer, having a fair value of $20,000 ($0.01/share). The fair value of these shares was based upon the quoted closing trading price.

Equity Transactions for the Year Ended December 31, 2022

Stock Issued as Debt Issue Costs

The Company issued 302,038 shares of common stock in connection with the issuance of notes payable – related parties. The fair value of these shares was $1,991 ($0.01 - $0.06/share), based upon the quoted closing trading price.

Stock Issued for Cash

The Company issued 20,667,999 shares of common stock for $482,200 ($0.02 - $0.03/share). Of the total shares issued for cash, $5,000 were issuable at December 31, 2022.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Note 9 – Warrants

Warrant activity for the year ended December 31, 2022 is summarized as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Outstanding - December 31, 2021	3,000,000	$0.03	0.75	$-
Vested and Exercisable - December 31, 2021	3,000,000	$0.03	0.75	$-
Unvested - December 31, 2021	-	$-	-	$-
Granted	-	$-
Exercised	-	$-
Cancelled/Forfeited	(3,000,000)	$0.03
Outstanding - December 31, 2022	-	$-	-	$-
Vested and Exercisable - December 31, 2022	-	$-	-	$-
Unvested and non-exercisable - December 31, 2022	-	$-	-	$-

Note 10 – Subsequent Events

Subsequent to March 31, 2023, the Company reflects the following:

Stock Issued for Cash

The Company issued 7,300,000 shares of common stock for $73,000 ($0.01/share).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending March 31, 2023 and 2022 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources, should be read in conjunction with our Annual Form 10-K filed on April 14, 2023. As discussed in Note 1 to these unaudited consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the unaudited consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

Going Concern

We remain dependent on both third party and related party sources of funding for continuation of our operations (debt and/or equity based). Our independent registered public accounting firm issued a going concern qualification in their report dated April 14, 2023 and filed with our annual report on Form 10-K, which is included by reference to our Financial Statements and raises substantial doubt about our ability to continue as a going concern.

			Increase
	March 31, 2023	March 31, 2022	(Decrease)	% Change

Net loss	$483,719	$401,601	$82,118	20.45%	1
Net cash used in operations	$144,795	$105,783	$44,012	41.61%	2
Working capital deficit	$11,066,295	$10,217,985	$848,310	8.30%	3
Stockholders’ deficit	$11,066,295	$10,217,985	$848,310	8.30%	4

1 – Our net loss increased by $82,118, primarily due to an increase in general and administrative expenses of $92,592, offset by a decrease in research and development expenses of $16,000. Additionally, an increase of $11,718 in interest expense and decrease of $6,192 related to the amortization of debt discounts.

2- Our net cash used in operations increased primarily due to adjustments to our net loss related to stock issued for services – related party of $20,000, prepaid and other of $2,947, accounts payable and accrued expenses of $155,871 and accounts payable and accrued expenses – related parties of $160,106.

3 – The increase in our working capital deficit related to increases in accounts payable and accrued expenses of $150,871 and accounts payable and accrued expenses – related parties of $160,106.

4 – The increase in stockholders’ deficit related to our net loss.

As of March 31, 2023, we had total liabilities in excess of assets by $11,066,295 and used net cash of $144,795 for our operating activities. This is as compared to the most recent year ended December 31, 2022, when we used net cash of $496,654 for operating activities.

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

Results of Operations

Three-months ended March 31, 2023, compared to the three-months ended March 31, 2022

We had no revenues for our consolidated operations for the quarters ended March 31, 2023 and 2022, respectively.

We reported consolidated net losses for the three months ended March 31, 2023 and 2022 of $483,719 and $401,601 respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the three months ended March 31, 2023 and 2022:

			$
			Increase
	March 31, 2023	March 31, 2022	(Decrease)	% Change

Revenues	$-	$-	$-	0.00%

General and administrative expenses	$330,591	$237,999	$92,592	38.90%	1
Research and development	$-	$16,000	$(16,000)	-100.00%	2
Interest expense	$153,128	$141,410	$11,718	8.29%	3
Amortization of debt discount	$-	$6,192	$(6,192)	-100.00%	4

1 – The increase was primarily due to stock-based compensation, salaries, legal and professional fees.

2 – There were no research and development expenses in 2023 as compared to $16,000 in 2022.

3 - The increase is based on higher outstanding debt balances throughout the year.

4 – All debt discounts were fully amortized in 2022, none remaining for 2023.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of March 31, 2023, we had $0 in cash, total assets of $0, and total liabilities of $11,066,295. Our total accumulated deficit at March 31, 2023 was $36,762,588.

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between March 31, 2023 and 2022:

			$
			Increase
	March 31, 2023	March 31, 2022	(Decrease)	% Change

Cash	$-	$466	$(466)	-100.00%	1
Prepaids and other	$-	$56	$(56)	-100.00%	2
Total current assets	$-	$522	$(522)	-100.00%	3
Total assets	$-	$522	$(522)	-100.00%	3

Accounts payable and accrued expenses	$3,473,096	$3,310,765	$162,331	4.90%	4
Accounts payable and accrued expenses - related party	$3,959,558	$3,286,341	$673,217	20.49%	4
Note payable	$657,500	$650,000	$7,500	1.15%	5
Notes payable - related parties - net	$2,805,774	$2,801,234	$4,540	0.16%	5
Convertible note payable - net	$166,667	$166,667	$-	0.00%	5
Advances - related parties	$3,700	$3,500	$200	5.71%	6
Total current liabilities	$11,066,295	$10,218,507	$847,788	8.30%	7
Total liabilities	$11,066,295	$10,218,507	$847,788	8.30%	7

1 – Cash decreased in connection with the payment of accounts payable and accrued expenses.

2 - Insignificant change.

3 - Cash decreased in connection with the payment of accounts payable and accrued expenses.

4 - Lack of cash resources resulted in an increase in these liabilities.

5 - Increase in 2023 related to all debt discounts being accreted to their maximum amounts in 2022 resulting in the face amount of debt reflected in 2023 net of $0 in debt discounts.

6 – Proceeds of $200 from advances for working capital from the Company’s Chief Financial Officer.

7 – See all discussions in #4 - #6.

To increase our working capital we have considered raising additional debt and/or equity based financing from both third parties and related parties. However, terms of these financings may not be favorable to the Company.

Cash Flows

			$
			Increase
	March 31, 2023	March 31, 2022	(Decrease)	% Change

Net cash used in operating activities	$144,795	$105,783	$39,012	36.88%
Net cash used in investing activities	$-	$-	$-	0.00%
Net cash provided by financing activities	$120,200	$45,700	$74,500	163.02%

Operating activities

Our net cash used in operations increased primarily due to adjustments to our net loss related to stock issued for services – related party of $20,000, prepaid and other of $2,947, accounts payable and accrued expenses of $155,871 and accounts payable and accrued expenses – related parties of $160,106.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities was $120,200 and $45,700 for the three months ended March 31, 2023 and 2022, respectively.

In 2023, the Company received proceeds from advances of $200 from its Chief Financial Officer. The Company sold stock for cash for $135,000. The Company repaid $15,000 in outstanding notes payable.

In 2022, the Company received proceeds from advances of $3,500 from a related party officer. The Company sold stock for cash for $52,200. The Company repaid $10,000 in outstanding notes payable.

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $36,762,588 and $36,278,869 as of March 31, 2023 and December 31, 2022, respectively.

Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Commitments

Capital Expenditures - none

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-months ended March 31, 2023, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, as Chief Financial Officer. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. The Company has accrued $10,000 and $10,000 at March 31, 2023 and December 31, 2022, respectively.

Mr. Jones is entitled to participate in the Company’s benefit plans if and when such plans exist.

Consulting Agreements

None

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

Financing – Three Months Ended March 31, 2023 and the Year Ended December 31, 2022

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the period ended March 31, 2023, we received $200 in related party loans from our Chief Financial Officer, Ransom Jones.

For the year ended December 31, 2022, we received $3,500 in related party loans from a related party officer.

Third-party financing

For the period ended March 31, 2023, we received $0 in debt financing.

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

None

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

Significant estimates during the three months ended March 31, 2023 and 2022, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At March 31, 2023 and December 31, 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At March 31, 2023 and December 31, 2022, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the three months ended March 31, 2023 and 2022, respectively.

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

The Company incurred research and development expenses of $0 and $16,000 for the three months ended March 31, 2023 and 2022, respectively.

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

At March 31, 2023 and 2022, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	March 31, 2023	March 31, 2022

Convertible debt	3,689,400	2,083,333
Warrants	-	3,000,000
	3,689,400	5,083,333

Recently Issued Accounting Pronouncements

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

During the quarter ended March 31, 2023, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of March 31, 2023, our internal control over financial reporting was ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2023:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended March 31, 2023, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending March 31, 2023, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On October 19, 2019 the Company was served with a lawsuit by Norman Reynolds, a previously engaged counsel by the Company. The suit was filed in Harris County District Court, Houston, Texas, asserting claims for unpaid fees of $90,378. While fully reserved, Greenway vigorously disputes the total amount claimed. Greenway has asserted counterclaims based upon alleged conflicts of interest, breaches of fiduciary duty and violations of the Texas Deceptive Trade Practices Act (“DTPA”). On November 17, 2021, Greenway and Mr. Reynolds settled the matter agreeing to cash payments from GWTI totaling $20,000. This settlement resulted in a gain of $70,377 during the year ended December 31, 2022.

On September 7, 2021, the Company was served with a demand for mediation and potential arbitration by Gregory Sanders, a previous employee of the Company. The demand claims Mr. Sanders had an employment agreement with the Company entitling him to certain compensation payments under the contract. No conclusion was met during mediation which occurred in the fourth quarter of 2021. Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims. At March 31, 2023, there has not been any resolution, though management believes no amounts will be due.

Item 1A. Risk Factors.

Information regarding risk factors appears in Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended March 31, 2023, the Company issued 9,000,000 shares of Rule 144 restricted common stock as follows:

-	7,000,000 shares of common stock for cash in private placements at $0.02/share for $135,000, of this total, 250,000 shares were subscribed and paid for in 2022, and those shares were issued in 2023.
-	2,000,000 shares of common stock to the Company’s Chief Financial Officer, having a fair value of $20,000 ($0.01/share), based upon the quoted closing price.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

March 31, 2023

In May 2022, the Company issued a note payable for $67,500, with an original issue debt discount of $37,500, resulting in net proceeds of $30,000. The note was due on September 30, 2022 and at March 31, 2023 remains in default.

On December 20, 2017, the Company issued a convertible promissory note for $166,667, fully payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. At March 31, 2023 remains in default.

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd., as part of the consideration for an agreed stipulated judgment, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. Since the note was issued, two semiannual payments of interest have been paid. The Company was in default of its semiannual interest payment due on February 15, 2021. In May 2021, the Company made the semi-annual interest payment (including late fees) and cured the default. However, the Company again failed to make the required payments and at March 31, 2023 remains in default.

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

Date: May 19, 2023

	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

