Form 10-Q
period 2023-06-30
GREENWAY TECHNOLOGIES INC
filed 2023-08-18
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 18, 2023, was 400,744,204.

2

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements & Notes (Unaudited)

Greenway Technologies, Inc. and Subsidiaries

Greenway Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)

Assets

Current Assets
Cash	$7,016	$24,595
Prepaids and other	-	2,947
Total Current Assets	7,016	27,542

Total Assets	$7,016	$27,542

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,553,193	$3,317,225
Accounts payable and accrued expenses - related parties	4,150,822	3,799,452
Notes payable	652,500	672,500
Notes payable - related parties - net	2,805,774	2,805,774
Convertible note payable - net	166,667	166,667
Advances - related parties	3,500	3,500
Total Current Liabilities	11,332,456	10,765,118

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized 400,744,204 and 382,610,871 shares issued and outstanding, respectively	40,075	38,262
Additional paid-in capital	25,759,218	25,498,031
Common stock to be issued	-	5,000
Accumulated deficit	(37,124,733)	(36,278,869)
Total Stockholders’ Deficit	(11,325,440)	(10,737,576)

Total Liabilities and Stockholders’ Deficit	$7,016	$27,542

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,
	2023	2022
Operating expenses
General and administrative expenses	$207,577	$247,733
Total operating expenses	207,577	247,733

Loss from operations	(207,577)	(247,733)

Other income (expense)
Interest expense	(154,568)	(141,410)
Amortization of debt discount	-	(33,009)
Settlement gain – legal matter	-	70,377
Total other income (expense) - net	(154,568)	(104,042)

Net loss	$(362,145)	$(351,775)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	396,848,233	370,584,246

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operating expenses
General and administrative expenses	$538,168	$485,732
Research and development	-	16,000
Total operating expenses	538,168	501,732

Loss from operations	(538,168)	(501,732)

Other income (expense)
Interest expense	(307,696)	(282,820)
Settlement gain – legal matter	-	70,377
Amortization of debt discount		(39,201)
Total other income (expense) – net	(307,696)	(251,644)
Net loss	$(845,864)	$(753,376)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	392,686,009	365,552,744

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2023

(Unaudited)

			Additional	Common		Total
	Common Stock		Paid-in	Stock to be	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

March 31, 2023	391,610,871	$39,162	$25,657,131	$-	$(36,762,588)	$(11,066,295)

Stock issued for cash	9,133,333	913	102,087	-	-	103,000

Net loss	-	-	-	-	(362,145)	(362,145)

June 30, 2023	400,744,204	$40,075	$25,759,218	$-	$(37,124,733)	$(11,325,440)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2022

(Unaudited)

	Common Stock		Additional Paid-in	Common Stock to be	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit

March 31, 2022	357,626,000	$35,762	$24,897,840	$16,191	$-	(35,167,778)	$(10,217,985)

Shares issued for promissory note fees	103,538	10	1,981	(1,991)	-	-	-

Shares issues for settlement of liability	6,200,000	620	154,380	-	-	-	155,000

Stock issued for cash	11,401,333	1,140	291,060	(14,200)	(150,000)	-	128,000

Net loss	-	-	-	-	-	(351,773)	(351,775)

June 30, 2022	375,330,871	$37,532	$25,345,261	$-	$(150,000)	$(35,519,553)	$(10,286,760)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2023

(Unaudited)

	Common Stock		Additional Paid-in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

December 31, 2022	382,610,871	$38,262	$25,498,031	$5,000	$(36,278,869)	$(10,737,576)

Issuance of previously issuable shares	250,000	25	4,975	(5,000)	-	-

Stock issued for cash	15,883,333	1,588	236,412	-	-	238,000

Stock issued in exchange for debt - related party	2,000,000	200	19,800	-	-	20,000

Net loss	-	-	-	-	(845,864)	(845,864)

June 30, 2023	400,744,204	$40,075	$25,759,218	$-	$(37,124,733)	$(11,325,440)

The accompanying notes are an integral part of these unaudited consolidated financial

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2022

(Unaudited)

	Common Stock		Additional Paid-in	Common Stock to be	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit

December 31, 2021	355,060,834	$35,506	$24,842,907	$17,189	$(16,245)	$(34,766,177)	$(9,886,820)

Payment for subscriptions receivable - warrants	-	-	-	-	16,245	-	16,245

Shares issued for promissory note fees	302,038	30	14,150	(17,189)	-	-	(3,009)

Stock issued for cash	13,767,999	1,376	333,824	-	(150,000)	-	185,200

Stock issued in exchange for debt - related party	6,200,000	620	154,380	-		-	155,000

Net loss	-	-	-	-	-	(753,376)	(753,376)

June 30, 2022	375,330,871	$37,532	$25,345,261	$-	$(150,000)	$(35,519,553)	$(10,286,760)

The accompanying notes are an integral part of these unaudited consolidated financial

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

Operating activities
Net loss	$(845,864)	$(753,376)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	-	39,201
Gain on legal settlement	-	(70,377)
Changes in operating assets and liabilities
(Increase) decrease in
Prepaids and other	2,947	(4,536)
Increase (decrease) in
Accounts payable and accrued expenses	235,968	(5,075)
Accounts payable and accrued expenses - related parties	371,370	580,107
Net cash used in operating activities	(235,579)	(214,056)

Financing activities
Proceeds from advances - related parties	200	3,500
Repayments of advances – related parties	(200)	-
Repayments of notes payable	(20,000)	(25,000)
Proceeds from notes payable	-	30,000
Proceeds from stock issued for cash	238,000	180,200
Net cash provided by financing activities	218,000	188,700

Net decrease in cash	(17,579)	(25,356)

Cash - beginning of period	24,595	60,549

Cash - end of period	$7,016	$35,193

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$20,379
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Stock issued as debt issue costs	$-	$1,991
Conversion of stockholder advances to notes payable - related parties	$-	$51,769
Issuance of common stock issuable	$5,000	$-
Settlement of subscription receivable - warrants	$-	$16,245
Shares issued for promissory note fees	$-	$14,180
Shares issued for settlement of liability– related party	$20,000	$155,000
Subscription receivable for shares issued for private placement	$-	150,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

Greenway Technologies, Inc. (collectively, “we,” “us,” “our” or the “Company”), through its wholly owned subsidiary, Greenway Innovative Energy, Inc., is primarily engaged in the research, development and commercialization of a proprietary Gas-to-Liquids (GTL) syngas conversion system that can be economically scaled to meet individual natural gas field/resource requirements. The Company’s proprietary and patented technology has been incorporated in Greenway’s first generation commercial-scale G-ReformerTM unit (“G-Reformer”), a unique and critical component of the Company’s overall GTL technology solution. Greenway’s objective is to become a material direct and licensed producer of renewable GTL synthesized diesel and jet fuels, with a near term focus on U.S. market opportunities.

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

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2023, the Company had:

●	Net loss of $845,864; and
●	Net cash used in operations was $235,579

Additionally, at June 30, 2023, the Company had:

●	Accumulated deficit of $37,124,733
●	Stockholders’ deficit of $11,325,440 and
●	Working capital deficit of $11,325,440

The Company has cash on hand of $7,016 at June 30, 2023. The Company does not expect to generate sufficient revenues or positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

JUNE 30, 2023

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Significant estimates during the six months ended June 30, 2023 and 2022, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

At June 30, 2023 and December 31, 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPMGE. The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remaining 300 of 1,000 member units available. However, Greenway never transferred the G-Reformer to OPMGE, as required by the Limited Liability Company Agreement of OPM GREEN ENERGY, LLC. Accordingly, it defaulted on its obligation under the agreement. Since the Wharton Plant is owned by Mabert, OPMGE was no longer a viable entity as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, respectively, there were no assets within OPMGE. Accordingly, the Company’s receivable with this entity is fully reserved for as June 30, 2023 and December 31, 2022.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At June 30, 2023 and December 31, 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At June 30, 2023 and December 31, 2022, respectively, the Company did not have any cash in excess of the insured FDIC limit.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

JUNE 30, 2023

(UNAUDITED)

Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

At June 30, 2023 and December 31, 2022, respectively, the Company had no derivative liabilities.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the six months ended June 30, 2023 and 2022, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company incurred research and development expenses of $0 and $16,000 for the six months ended June 30, 2023 and 2022, respectively.

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

JUNE 30, 2023

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

At June 30, 2023 and 2022, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	June 30, 2023	June 30, 2022

Convertible debt	3,875,000	2,083,333
Warrants	-	3,000,000
	3,875,000	5,083,333

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company separately disclosed it notes payable and convertible notes payable.

The Company separately reflected amortization of debt discount from interest expense.

This reclassification had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance - December 31, 2021	$525,000	$135,000	$-	$660,000	$-
Proceeds	-	-	67,500	67,500	-
Debt discount	-	-	(37,500)	(37,500)	-
Amortization of debt discount (interest expense)	-	-	37,500	37,500
Repayments	-	(55,000)	-	(55,000)
Balance - December 31, 2022	525,000	80,000	67,500	672,500	$592,500
Repayments	-	(15,000)	-	(15,000)
Balance - March 31, 2023	$525,000	$65,000	$67,500	$657,500	$592,500
Repayments		(5,000)
Balance – June 30, 2023	$525,000	$60,000	$67,500	$652,500	$652,500

1	The Company executed a settlement agreement with a third party for $525,000 in 2019. This note requires semi-annual interest payments. At June 30, 2023, the note is in default.

2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full. This settlement agreement is in default.

3	In 2022, the Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note. At June 30, 2023, the note is in default.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Note 4 – Notes Payable – Related Parties

The Company executed a loan agreement for up to $5,000,000 in advances with a Company owned by a stockholder and who is the brother of the Company’s Chief Financial Officer. At the time the loan agreement was executed, Kevin Jones was also well as a member of the Board of Directors. He subsequently resigned as a member of the Board of Directors.

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

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Notes Payable
Terms	Related Parties

Issuance date of notes	Various
Maturity date	1 year
Interest rate	10% - 18%
Collateral	All assets

Balance - December 31, 2021	$2,745,264
Conversion of stockholder advances to notes payable - related parties (see Note 6)	51,769
Debt discount	(1,991)
Amortization of debt discount (interest expense)	10,732
Balance - December 31, 2022	2,805,774
No activity in 2023	-
Balance – June 30, 2023	$2,805,774

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Note 5 – Convertible Note Payable

Convertible note payable and related terms were as follows:

Convertible
Terms	Note Payable

Issuance dates of note	2017
Maturity date	2019
Interest rate	4.50%
Default interest rate	18.00%
Collateral	Unsecured
Conversion rate	$0.08/share

		In-Default

Balance - December 31, 2021	$166,667	$166,667
No activity in 2022	-
Balance - December 31, 2022	166,667	166,667
No activity in 2023	-
Balance – June 30, 2023	$166,667	$166,667

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Note 6 – Advances – Related Parties

Advances – related parties and related terms were as follows:

Advances
Terms	Related Parties

Issuance date of advances	Prior to 2018
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured

Balance - December 31, 2021	$68,014
Proceeds	3,500
Conversion of stockholder advances to notes payable - related parties (see Note 4)	(51,769)
Subscription receivable - warrants	(16,245)
Balance - December 31, 2022	3,500
Proceeds	200
Repayments during the second quarter 2023	(200)
Balance – June 30, 2023	$3,500

During 2022, in connection with a settlement, the Company reduced amounts owed to a stockholder for $16,245 with a corresponding reduction to a subscription receivable for warrants.

In 2023, the Company received $200 from its Chief Financial Officer for working capital, which was repaid in the second quarter of 2023.

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

On September 7, 2021, the Company was served with a demand for mediation and potential arbitration by Gregory Sanders, a previous employee of the Company. The demand claims Mr. Sanders had an employment agreement with the Company entitling him to certain compensation payments under the contract. No conclusion was met during mediation which occurred in the fourth quarter of 2021 or as of June 30, 2023. Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims. However, in many cases such as this the parties elect to settle the matter rather than continuing to incur the legal costs of defending. Settlement is always a possibility.

Note 8 – Stockholders’ Deficit

The Company has one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	$0.0001 par value
-	Voting at 1 vote per share

Equity Transactions for the Six Months Ended June 30, 2023

Stock Issued for Cash

The Company issued 16,133,333 shares of common stock for $243,000. 7,500,000 shares were issued in exchange for $150,000 ($.02 per share), 1,333,333 shares were issued in exchange for $20,000 ($.015 per share) and 7,300,000 shares were issued in exchange for $73,000 ($.01 per share).

Sharers Issued for Settlement of Liability

In the first quarter of 2023, the Company issued 2,000,000 shares of common stock in satisfaction of debt owed to its Chief Financial Officer, having a fair value of $20,000 ($0.01/share). The fair value of these shares was based upon the quoted closing trading price.

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

JUNE 30, 2023

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending June 30,2023 and 2022 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

	June 30, 2023	December 31, 2022	Increase (Decrease)	% Change

Net loss	$845,864	$1,512,692	$(666,828)	(44.08)%	1
Net cash used in operations	$235,579	$496,654	$(261,075)	(52.57)%	2
Working capital deficit	$11,325,440	$10,737,576	$887,864	8.27%	3
Stockholders’ deficit	$11,325,440	$10,737,576	$887,864	8.27%	4

1 – Our net loss decreased by $666,828, due to a decrease in general and administrative expenses of $404,706. Additionally, interest expense decreased by $284,267, amortization of debt discount decreased by $48,232. In the Quarter Ended June 30, 2022, we recognized an extraordinary gain of $70,377, relating to a legal settlement of a debt for less than the carrying amount.

2- Our net cash used in operations decreased due to a change in net loss of $666,828, a change of $48,232 of amortization of debt discount, a gain on legal settlement of $70,277, a change in prepaid expenses of $2,891, a change in stock issue for services of $6,500 and a change in accounts payable and accrued expenses of $90,692 and a change in accounts payable and accrued expenses – related parties of $336,544.

3 – The increase in our working capital deficit resulted from a decrease in current assets of $20,526, increase in accounts payable and accrued expenses of $235,969, increase accounts payable and accrued expenses – related parties of $371,370 and a decrease in notes payable of $20,000.

4 – The increase in stockholders’ deficit related to our net loss.

As of June 30, 2023, we had total liabilities in excess of assets by $11,325,440 and used net cash of $(235,579) for our operating activities. This is as compared to the most recent year ended December 31, 2022, when we used net cash of $496,654 for operating activities.

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

Results of Operations

Three-months ended June 30, 2023, compared to the three-months ended June 30, 2022

We had no revenues for our consolidated operations for the quarters ended June 30, 2023 and 2022, respectively.

We reported consolidated net losses for the three months ended June 30, 2023 and 2022 of $362,145 and $351,775 respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the three months ended June 30, 2023 and 2022:

			$
	June 30, 2023	June 30, 2022	Increase (Decrease)	% Change

Revenues	$-	$-	$-	0.00%

General and administrative expenses	$207,577	$247,733	$(43,156)	-17.42%	1
Interest expense	$154,568	$141,410	$13,158	9.30%	2
Amortization of debt discount	$-	$33,009	$(33,009)	-100.00%	3
Gain on legal settlement	-	70,377	(70,377)	-100.00%	4

1 – The decrease was primarily due to reductions in D&O insurance, accounting fees and consulting fees.

2 - The increase is based on higher outstanding debt balances throughout the year.

3 – All debt discounts were fully amortized in 2022, none remaining for 2023.

4 – The $70,377 gain on legal settlement for the six months ended June 30, 2022 was a one-time gain.

Six-months ended June 30, 2023, compared to the six-months ended June 30, 2022

We had no revenues for our consolidated operations for the six months ended June 30, 2023 and 2022, respectively.

We reported consolidated net losses for the six months ended June 30, 2023 and 2022 of $845,864 and $753,376 respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the six months ended June 30, 2023 and 2022:

				$
	June 30, 2023		June 30, 2022	Increase (Decrease)	% Change

Revenues		$-	$-	$-	0.00%

General and administrative expenses		$538,168	$485,732	$52,436	10.79%	1
Research and development		$-	$16,000	$(16,000)	-100.00%	2
Interest expense		$307,696	$282,820	$24,876	8.80%	3
Amortization of debt discount		$-	$39,201	$(39,201)	-100.00%	4
Gain on legal settlement	$		$70,377	$(70,377)	-100.00%	5

1 – The increase was primarily due to an increase in legal fees, SEC filing and compliance expenses, employe salaries and stock-based compensation.

2 – There were no research and development expenses in 2023 as compared to $16,000 in the comparable period in 2022.

3 - The increase is based on higher outstanding debt balances throughout the year.

4 – All debt discounts were fully amortized in 2022, none remaining for 2023.

5 – The $70,377 gain on legal settlement for the six months ended June 30, 2022 was a one-time gain.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of June 30, 2023, we had $7,016 in cash, total assets of $7,016, and total liabilities of $11,332,456. Our total accumulated deficit at June 30, 2023 was $37,124,733.

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between June 30, 2023 and 2022:

			$
	June 30, 2023	June 30, 2022	Increase (Decrease)	% Change

Cash	$7,016	$35,193	$(28,177)	-80.066%	1
Prepaids and other	$-	$4,592	$(4,592)	-100.00%	2
Total current assets	$7,016	$39,785	$(32,769)	-82.37%	3
Total assets	$7,016	$39,785	$(32,769)	-82.37%	3

Accounts payable and accrued expenses	$3,553,193	$3,140,492	$412,701	13.14%	4
Accounts payable and accrued expenses - related party	$4,150,822	$3,516,645	$634,177	18.03%	4
Note payable	$652,500	$694,464	$41,964	6.04%	5
Notes payable - related parties - net	$2,805,774	$2,804,779	$996	.04%	5
Convertible note payable - net	$166,667	$166,667	$-	0.00%	6
Advances - related parties	$3,500	$3,500	$-	0.00%	6
Total current liabilities	$11,332,456	$10,326,547	$1,005,910	9.74%	7
Total liabilities	$11,332,456	$10,326,547	$1,005,910	9.74%	7

1 – Cash decreased in connection with the payment of accounts payable and accrued expenses.

2 – Prepaids were utilized in the period for the six month period ending June 30, 2023.

3 - Cash decreased in connection with the payment of accounts payable and accrued expenses.

4 - Lack of cash resources resulted in an increase in these liabilities.

5 - Increase in 2023 related to all debt discounts being accreted to their maximum amounts in 2022 resulting in the face amount of debt reflected in 2023 net of $0 in debt discounts. There was $20,000 of repayments of Notes Payable.

6 – There was no change between the 2023 period and comparable 2022 period.

7 – See all discussions in #4 - #6.

To increase our working capital we have considered raising additional debt and/or equity based financing from both third parties and related parties. However, terms of these financings may not be favorable to the Company.

Cash Flows

			$
	June 30, 2023	June 30, 2022	Increase (Decrease)	% Change

Net cash used in operating activities	$(235,579)	$(214,056)	$21,523	10.05%
Net cash provided by financing activities	$218,000	$188,700	$29,300	15.53%

Operating activities

Our net cash used in operations increased primarily due to an increase in our net loss of $92,448, decrease in amortization of debt discount of $39,201, reduction of gain on legal settlement of $70,377, increase in prepaids of $7,484, increase in accounts payable and accrued expenses of $241,043 and a decrease in accounts payable and accrued expenses – related parties of $208,737.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities was $218,000 and $188,700 for the six months ended June 30, 2023 and 2022, respectively.

In 2023, the Company sold stock for cash for $238,000. The Company repaid $20,000 in outstanding notes payable.

In 2023, the Company received a $200 advance from a related party, which was repaid prior to June 30, 2023.

In 2022, the Company received proceeds from advances of $3,500 from a related party director. The Company sold stock for cash for $180,200. The Company repaid $25,000 in outstanding notes payable. Also, the Company received $30,000 from the issuance of notes payable.

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $37,124,733 and $35,519,553 as of June 30, 2023 and June 30, 2022, respectively.

Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Commitments

Capital Expenditures - none

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the six-months ended June 30, 2023, the Company paid and/or accrued a total of $90,000 for the period under the terms of the agreement.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, as Chief Financial Officer. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. The Company has accrued $65,000 and $65,000 at June 30, 2023 and June 30, 2022, respectively.

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

Financing – Six Months Ended June 30, 2023 and the Year Ended December 31, 2022

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the period ended June 30, 2023, we received $200 in related party loans from our Chief Financial Officer, Ransom Jones, which was fully repaid in the quarter ended June 30, 2023.

For the year ended December 31, 2022, we received $3,500 in related party loans from a related party officer.

Third-party financing

For the period ended June 30, 2023, we received $0 in debt financing.

On various dates throughout the year ended December 31, 2022, the Company issued 20,667,999 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to a private placement sale to various accredited investors, for $482,200 ($0.02 - $0.03/share). For the six months ended June 30, 2023, the Company issued 15,883,333 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to private placement sales to various accredited investors, for ($.01 - $.02) per share.

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

Significant estimates during the six months ended June 30, 2023 and 2022, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At June 30, 2023 and December 31, 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At June 30, 2023 and December 31, 2022, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the six months ended June 30, 2023 and 2022, respectively.

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

The Company incurred research and development expenses of $0 and $16,000 for the six months ended June 30, 2023 and 2022, respectively.

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

At June 30, 2023 and 2022, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	June 30, 2023	June 30, 2022

Convertible debt	3,875,000	2,083,333
Warrants	-	3,000,000
	3,875,000	5,083,333

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

During the period ended June 30, 2023, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of June 30, 2023, our internal control over financial reporting was ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2023:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the period ended June 30, 2023, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending June 30, 2023, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the period ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 7, 2021, the Company was served with a demand for mediation and potential arbitration by Gregory Sanders, a previous employee of the Company. The demand claims Mr. Sanders had an employment agreement with the Company entitling him to certain compensation payments under the contract. No conclusion was met during mediation which occurred in the fourth quarter of 2022. Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims. At June 30, 2023, there has not been any resolution, though management believes no amounts will be due.

Item 1A. Risk Factors.

Information regarding risk factors appears in Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-months ended June 30, 2023, the Company issued 16,133,333 shares of Rule 144 restricted common stock as follows:

7,500,000 shares of common stock for cash in private placements at $.02/share for $150,000
1,333,333 shares of common stock for cash in private placements at $0.015/share for $20,000.
7,300,000 shares of common stock for cash in private placements at $.01/share for $73,000.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

June 30, 2023

In May 2022, the Company issued a note payable for $67,500, with an original issue debt discount of $37,500, resulting in net proceeds of $30,000. The note was due on September 30, 2022 and at June 30, 2023 remains in default.

On December 20, 2017, the Company issued a convertible promissory note for $166,667, fully payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. At June 30, 2023 remains in default.

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd., as part of the consideration for an agreed stipulated judgment, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. Since the note was issued, two semiannual payments of interest have been paid. The Company was in default of its semiannual interest payment due on February 15, 2021. In May 2021, the Company made the semi-annual interest payment (including late fees) and cured the default. However, the Company again failed to make the required payments and at June 30, 2023 remains in default.

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

Date: August 18, 2023

	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

