Form 10-Q
period 2023-09-30
GREENWAY TECHNOLOGIES INC
filed 2023-11-14
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File No. 000-55030

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 14, 2023 was 403,844,204.

2

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements & Notes (Unaudited)

Greenway Technologies, Inc. and Subsidiaries

Greenway Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)

Assets
Current Assets
Cash	$1,290	$24,595
Prepaids and other	-	2,947
Total Current Assets	1,290	27,542

Total Assets	$1,290	$27,542

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,658,228	$3,317,225
Accounts payable and accrued expenses - related party	4,350,644	3,799,452
Note payable	652,500	672,500
Notes payable - related parties - net	2,805,774	2,805,774
Convertible note payable - net	166,667	166,667
Advances - related parties	-	3,500
Total Current Liabilities	11,633,813	10,765,118

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized and 403,844,204 and 382,610,871 shares issued and outstanding, respectively	40,385	38,262
Additional paid-in capital	25,789,908	25,498,031
Common stock to be issued	-	5,000
Accumulated deficit	(37,462,816)	(36,278,869)
Total Stockholders’ Deficit	(11,632,523)	(10,737,576)

Total Liabilities and Stockholders’ Deficit	$1,290	$27,542

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Operating expenses
General and administrative expenses	$181,909	$230,826	$720,077	$716,558
Research and development	-	-	-	16,000
Total operating expenses	181,909	230,826	720,077	732,558

Loss from operations	(181,909)	(230,826)	(720,077)	(732,558)

Other income (expense)
Interest expense	(156,174)	(185,052)	(463,870)	(507,073)
Gain on debt settlement	-	-	-	70,377
Total other income (expense) - net	(156,174)	(185,052)	(463,870)	(436,696)

Net loss	$(338,083)	$(415,878)	$(1,183,947)	$(1,169,254)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	401,586,595	376,048,262	395,685,474	369,076,055

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2023

(Unaudited)

			Additional	Common Stock			Total
	Common Stock		Paid-in	to be	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit

December 31, 2022	382,610,871	$38,262	$25,498,031	$5,000	$	$(36,278,869)	$(10,737,576)

Issuance of previously issuable shares	250,000	25	4,975	(5,000)	-	-	-

Stock issued in exchange for debt – related party	2,000,000	200	19,800	-	-	-	20,000

Stock issued for cash	6,750,000	675	134,325	-	-	-	135,000

Net loss	-	-	-	-	-	(483,719)	(483,719)

March 31, 2023	391,610,871	39,162	25,657,131	-	-	(36,762,588)	(11,066,295)

Stock issued for cash	9,133,333	913	102,087	-	-		103,000

Net loss	-	-	-	-	-	(362,145)	(362,145)

June 30, 2023	400,744,204	40,075	25,759,218	-	-	(37,124,733)	(11,325,440)

Stock issued for cash	2,750,000	275	27,225	-	-	-	27,500
Stock issued in exchange for debt – related party	350,000	35	3,465	-	-	-	3,500
Net loss	-	-	-	-	-	(338,083)	(338,083)

September 30, 2023	403,844,204	$40,385	$25,789,908	$-	$-	$(37,462,816)	$(11,632,523)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

			Additional	Common Stock			Total
	Common Stock		Paid-in	to be	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit

December 31, 2021	355,060,834	$35,506	$24,842,907	$17,189	$(16,245)	$(34,766,177)	$(9,886,820)

Stock issued as debt discount	198,500	20	12,169	(10,198)	-	-	1,991

Collection of subscription receivable - warrants	-	-	-	-	16,245	-	16,245

Stock issued for cash	2,366,666	236	42,764	9,200	-	-	52,200

Net loss	-	-	-	-	-	(401,601)	(401,601)

March 31, 2022	357,626,000	35,762	24,897,840	16,191	-	(35,167,778)	(10,217,985)

Stock issued as debt discount	103,538	10	1,981	(1,991)	-	-	-

Stock issued for cash	11,401,333	1,140	291,060	(14,200)	(150,000)	-	128,000

Stock issued for services	6,200,000	620	154,380	-	-	-	155,000

Net loss	-	-	-	-	-	(351,775)	(351,775)

June 30, 2022	375,330,871	37,532	25,345,261	-	(150,000)	(35,519,553)	(10,286,760)

Stock issued for cash	1,800,000	180	44,820	-	-	-	45,000

Stock issued for services	180,000	18	4,482	-	-	-	4,500
Collection of subscription receivable	-	-	-	-	150,000	-	150,000

Net loss	-	-	-	-	-	(415,878)	(415,878)

September 30, 2022	377,310,871	$37,730	$25,394,563	$-	$-	$(35,935,431)	$(10,503,138)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Operating activities
Net loss	$(1,183,947)	$(1,169,254)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	-	48,233
Stock issued for services	-	4,500
Gain on debt settlement	-	(70,377)
Changes in operating assets and liabilities
(Increase) decrease in
Prepaids and other	2,947	(7,917)
Increase (decrease) in
Accounts payable and accrued expenses	341,003	219,332
Accounts payable and accrued expenses - related party	571,192	588,150
Net cash used in operating activities	(268,805)	(387,333)

Financing investing
Proceeds from advances - related parties	500	3,500
Repayments of advances - related parties	(500)	-
Proceeds from issuance of note payable	-	30,000
Repayments on notes payable	(20,000)	(40,000)
Repayments on notes payable - related parties	-	(7,280)
Proceeds from stock issued for cash	265,500	225,200
Collection of subscription receivable	-	150,000
Net cash provided by financing activities	245,500	361,420

Net increase (decrease) in cash	(23,305)	(25,913)

Cash - beginning of period	24,595	60,549

Cash - end of period	$1,290	$34,636

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$20,378
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Stock issued as debt discount	$-	$39,491
Conversion of stockholder advances to notes payable - related parties	$-	$51,769
Shares issued for settlement of liability – related party	$23,500	$155,000
Collection of subscription receivable - warrants	$-	$16,245
Issuance of common stock issuable	$5,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Both of the Company’s wholly-owned subsidiaries: Universal Media Corp and Logistix Technology Systems, Inc. are currently inactive.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Liquidity, Going Concern and Management’s Plans

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended September 30, 2023, the Company had:

●	Net loss of $1,183,947; and
●	Net cash used in operations was $268,805

Additionally, at September 30, 2023, the Company had:

●	Accumulated deficit of $37,462,816
●	Stockholders’ deficit of $11,632,523; and
●	Working capital deficit of $11,632,523

The Company has cash on hand of $1,290 at September 30, 2023. The Company does not expect to generate sufficient revenues or positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Management’s strategic plans include the following:

●	Execute business operations more fully during the year ended December 31, 2023. During 2024, the Company plans have secured contracts to manufacture G-Reformers, which will result in commercializing the Company’s technology.
●	Explore and execute of prospective strategic and partnership opportunities (See Note 10).

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Significant estimates during the nine months ended September 30, 2023 and 2022 include valuation of stock-based compensation, estimated useful lives of property and equipment, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, are carried at historical cost. At September 30, 2023 and December 31, 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPMGE. The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remaining 300 of 1,000 member units available. However, Greenway never transferred the G-Reformer to OPMGE, as required by the LIMITED LIABILITY COMPANY AGREEMENT OF OPM GREEN ENERGY, LLC. Accordingly, it defaulted on its obligation under the agreement. Since the Wharton Plant is owned by Mabert, OPMGE was no longer a viable entity as of September 30, 2023. As of September 30, 2023 and December 31, 2022, there were no assets within OPMGE. Accordingly, the Company’s receivable with this entity is fully reserved for as of September 30, 2023 and December 31, 2022.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At September 30, 2023 and December 31, 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At September 30, 2023 and December 31, 2022, the Company did not have any cash in excess of the insured FDIC limit.

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

At September 30, 2023 and December 31, 2022, the Company had no derivative liabilities.

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the nine months ended September 30, 2023 and 2022, respectively.

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

The Company incurred research and development expenses of $0 and $16,000 for the nine months ended September 30, 2023 and 2022, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SUBSIDIARIES

SEPTEMBER 30, 2023

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

At September 30, 2023 and 2022, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	September 30, 2023	September 30, 2022

Convertible debt	3,969,875	2,083,338
Total	3,969,875	2,083,338

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable	Total

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18.00%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance - December 31, 2021	$525,000	$135,000	$-	$660,000	-
Proceeds	-	-	67,500	67,500
Debt discount	-	-	(37,500)	(37,500)
Amortization of debt discount (interest expense)	-	-	37,500	37,500
Repayments		(55,000)
Balance – December 31, 2022	525,000	80,000	67,500	672,500
Repayments				(55,000)
Balance - September 30, 2023	$525,000	$60,000	$67,500	$652,500	$652,500

1	The Company executed a settlement agreement with a third party for $525,000 in 2019. This note requires semi-annual interest payments.

2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full.

3	The Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Notes Payable
Terms	Related Parties

Issuance date of notes	Various
Maturity date	Various
Interest rate	10% - 18%
Collateral	All assets

Balance - December 31, 2021	$2,745,264
Conversion of stockholder advances to notes payable - related parties	51,769

Debt discount	(1,991)
Amortization of debt discount (interest expense)	10,732
Balance - December 31, 2022	$2,805,774
No activities in 2023	-
Balance September 30, 2023	$2,805,774

As of September 28, 2023, Mabert, LLC filed a UCC financing statement amendment, which continued the security interests of Mabert, LLC on the assets of the Company to October 10, 2028, as provided under applicable Texas law.

Note 5 – Convertible Note Payable

Convertible note payable and related terms were as follows:

Convertible
Terms	Note Payable

Issuance dates of note	2017
Maturity date	2019
Interest rate	4.50%
Default interest rate	18.00%
Collateral	Unsecured
Conversion rate	$0.08/share
Equivalent common shares	2,083,338

		In-Default

Balance - December 31, 2022	$166,667	$166,667
No activity in 2023	-	-
Balance - September 30, 2023	$166,667	$166,667

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Note 6 – Advances – Related Parties

As of September 30, 2023, there were no Advances – Related Parties.

Balance December 31, 2022	$3,500
Proceeds	500
Repayments	(500)
Conversion of stockholder advances to common stock	(3,500)
Balance September 30, 2023	$0

During 2022, the Company reduced amounts owed to a stockholder for $16,245 with a corresponding reduction to a subscription receivable for warrants.

In 2023, the Company received $500 from its Chief Financial Officer for working capital, which was repaid in 2023. In the third quarter of 2023, a related party exchanged a $3,500 advance for common stock.

Note 7 – Commitments and Contingencies

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

On September 7, 2021, the Company was served with a demand for mediation and potential arbitration by Gregory Sanders, a previous employee of the Company. The demand claims Mr. Sanders had an employment agreement with the Company entitling him to certain compensation payments under the contract. No conclusion was met during mediation which occurred in the fourth quarter of 2021 or as of September 30, 2023. Mr. Sanders filed a motion for summary judgement. A hearing was held on October 25, 2023 to consider the motion for summary judgement. On November 1, 2023, the judge issued a proposed order denying all motions that were asserted by Mr. Sanders in the hearing to consider his motion for summary judgement. The case is scheduled for trial on December 18, 2023. Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims.

On November 2, 2023, the Company received a complaint filed by Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC and Chisos Equity Consultants, LLC. It is the Company’s belief that Tunstall Canyon Group, LLC and Chisos Equity Consultants, LLC are controlled by Ric Halden. Both Ric Halden and Randy Moseley are former employees of the Company and continue to hold significant number of shares of the Company. The lawsuit asserts claims against the Company for amounts owed to the parties but remain unpaid. The Company will evaluate the merits of the allegations and respond to the matters.

Note 8 – Stockholders’ Deficit

The Company has one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	$0.0001 par value
-	Voting at 1 vote per share

Equity Transactions for the Nine Months Ended September 30, 2023

Stock Issued of Previously Issuable Shares

The Company issued 250,000 shares of common stock to a shareholder in 2023 that were funded prior to December 31, 2022.The Company received $5,000 ($.02/share) for the stock.

Stock Issued for Cash

The Company issued 18,633,333 shares of common stock for $265,500 ($0.01 - $0.02/share).

Stock Issued for Settlement of Liabilities

The Company issued 350,000 shares of common stock in settlement of $3,500 ($0.01/share) of advances from a related party. The fair value of these shares was based upon the quoted closing trading price. In connection with this settlement, there was no gain or loss on settlement.

The Company issued 2,000,000 shares of common stock in settlement of accrued liabilities totaling $20,000 ($0.01/share). The fair value of these shares was based upon the quoted closing trading price. In connection with this settlement, there was no gain or loss on settlement.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Equity Transactions for the Year Ended December 31, 2022

Stock Issued as Debt Issue Costs

The Company issued 302,038 shares of common stock in connection with the issuance of notes payable – related parties. The fair value of these shares was $1,991 ($0.01 - $.06/share). The fair value of these shares was based upon the quoted closing trading price.

Stock Issued for Services

The Company issued 380,000 shares of common stock for services rendered, having a fair value of $6,500 ($0.01 - $.025/share). The fair value of these shares was based upon the quoted closing trading price.

Stock Issued for Cash

The Company issued 20,667,999 shares of common stock for $482,200 ($0.02 - $0.03/share). Of the total shares issued for cash, $5,000 were issuable at December 31, 2022.

Stock Issued for Settlement of Liabilities

The Company issued 6,200,000 shares of common stock in settlement of liabilities totaling $155,000 ($.03/share). The fair market value of these shares was based upon the quoted closing trading price. In Connection with this settlement, there was no gain or loss on settlement.

Note 9 – Warrants

Warrant activity for the nine months ended September 30, 2023 and the year ended December 31, 2022 is summarized as follows:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2021	3,000,000	$0.03	0.75	$-
Vested and Exercisable - December 31, 2021	3,000,000	$0.03	0.75	$-
Unvested - December 31, 2021	-	$-	-	$-
Granted	-	$-	-	-
Exercised	(3,000,000)	$0.03	-	-
Cancelled/Forfeited	-	$-	-
Unvested and non-exercisable – December 31, 2022	-	$-	-	$-
Unvested and non-exercisable – September 30, 2023	-	-	-	-

Note 10 – Subsequent Events

On October 13, 2023, the Company executed a non-binding Letter of Intent (“LOI”) with GME Hydro LP (“GME Hydro”). Under the LOI, GME Hydro will purchase from the Company 2 GWTI G-Reformer units. The G-Reformers will convert natural gas to hydrogen. The hydrogen will be used to power and electrical generation system. The parties will work together to create a definitive purchase agreement. Under the LOI, GME Hydro will purchase 6 million shares of the Company’s stock at a price of $.10 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending September 30, 2023 and 2022 should be read in conjunction with our consolidated Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Going Concern

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated April 14, 2023 and filed with our annual report on Form 10-K, which is included by reference to our consolidated Financial Statements and raises substantial doubt about our ability to continue as a going concern.

	September 30, 2023	December 31, 2022
Net loss	$(1,183,947)	$(1,512,692)
Net cash used in operations	$(268,805)	$(496,654)
Negative working capital	$(11,632,523)	$(10,737,576)
Stockholders’ deficit	$(11,632,523)	$(10,737,576)

As of September 30, 2023, we had total liabilities in excess of assets by $11,632,523 and used net cash of $268,805 for our operating activities. This is as compared to the most recent year ended December 31, 2022, when we used net cash of $496,654 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

The consolidated Financial Statements included in our Form 10-Q do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient new cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and/or ultimately to attain profitable operations. However, there is no assurance that profitable operations, financing, or sufficient new cash flows will occur in the future.

Our ability to achieve profitability will depend upon our ability to finance, manufacture, and market/operate GTL units. Our growth is dependent on attaining profit from our operations and our raising additional capital either through the sale of our Common Stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit. We will be unable to pay our obligations in the normal course of business or service our debt in a timely manner throughout 2023 and into 2024 without raising additional debt or equity capital. There can be no assurance that we will raise additional debt or equity capital.

We are currently evaluating strategic alternatives that include (i) raising new equity capital and/or (ii) issuing additional debt instruments. The process is ongoing, lengthy and has inherent costs. There can be no assurance that the exploration of these strategic alternatives will result in any specific action to alleviate our 12-month working capital needs or result in any other transaction.

We have entered into a non-binding Letter Of Intent (“LOI”), by which an investor will purchase stock in the amount of $600,000, representing 6 million shares at $.10 per share. Additionally, the LOI provides for the purchase of 2 G-Reformers for $7 million each.

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

Results of Operations

Three-months ended September 30, 2023, compared to the three—months ended September 30, 2022.

We had no revenues for our consolidated operations for the quarters ended September 30, 2023 and 2022.

Operating Expenses.

General and Administrative Expenses. During the three-months ended September 30, 2023, general and administrative expenses decreased to $181,909, as compared to $230,826 for the prior year three-months ended September 30, 2022. The decrease was primarily due to decreased legal fees and other professional fees, increased consulting fees and decreased interest expense in the period.

Loss from Operations. Our loss from operations decreased to $181,909 for the quarter ended September 30, 2023, as compared to $230,826 for the quarter ended September 30, 2022. The decrease was due the changes in general and administrative expenses, as discussed above.

Interest Expense. During the three-months period ended September 30, 2023, interest expense decreased to $156,174 as compared to interest expense of $185,052 for the prior year three-months ended September 30, 2022. The decrease was due to an decrease in amortization of debt discount for the current period compared to the quarter ended September 30, 2022.

Net Loss. Our net loss decreased to $338,083 for the three-months ended September 30, 2023, compared to a loss of $415,878 for the same three-months period in 2022. The decrease was primarily due to the decreased general and administrative expense and interest expenses in the period ended September 30, 2023.

Nine-months ended September 30, 2023, compared to nine-months ended September 30, 2022.

We had no revenues for our consolidated operations for the nine-month periods ended September 30, 2023 and 2022.

Operating Expenses.

General and Administrative Expenses. During the nine-months ended September 30, 2023, general and administrative expenses increased to $720,077, as compared to $716,558 for the prior year nine-months ended September 30, 2022. The decrease was primarily due to the following:

-	Decrease in consulting fees from $215,733 in the nine-months ended September 30, 2022 compared to $184,220 in the nine-months ended September 30, 2023.
-	Decrease in directors and officers liability insurance premiums from $48,876 in the nine-months ended September 30, 2022 compared to -0- in the nine months ended September 30, 2023.
-	Increase in legal fees from $105,066 in the nine-months ended September 30, 2022 compared to $133,794 in the nine-months ended September 30, 2023.
-	Increase in professional fees from $11,497 in the nine-months ended September 30, 2022 compared to $23,500 in the nine-months ended September 30, 2023.

Research and Development Expenses. During the nine-months ended September 30, 2023, Research and Development expenses decreased to $ 0, as compared to $16,000 for the prior year nine-months ended September 30, 2022. The change was due to the expiration of the Sponsored Research Agreement (“SRA”) with the University of Texas at Arlington in the February of 2022.

Loss from Operations. Our loss from operations decreased to $720,077 for the nine-months ended September 30, 2023, as compared to $732,558 for the prior year nine-months ended September 30, 2022. The reasons for the decrease are increases and decreases in general and administrative expenses and research and development expenses, as detailed above.

Interest Expense. During the nine-months ended September 30, 2023, interest expense decreased to $463,870 as compared to interest expense of $507,073 for the prior year nine-months ended September 30, 2022. The decrease was due to a decrease in amortization of debt discount for the current period compared to the prior year period ended September 30, 2022.

Settlement Gain. During the nine-months period ended September 30, 2022, we recognized a $70,377 gain on the settlement of the Norman Reynolds legal matter. In the settlement, we agreed to pay Mr. Reynolds $20,000 in cash payments, which have all been paid as of September 30, 2022. There was no such gain in the nine-months ended September 30, 2023.

Net Loss. Our net loss increased to $1,183,947 for the nine-months ended September 30, 2023, compared to a loss of $1,169,254 for the same nine-months period in 2022. The decrease was primarily due to the decreased general and administrative and research and development expenses and the gain on the settlement of the legal matter in the nine-month period ended September 30, 2022.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of September 30, 2023, we had $1,290 in cash, total assets of $1,290, and total liabilities of $11,633,813. Our total accumulated deficit on September 30, 2023, was $37,462,816.

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. In the nine-months ended September 30, 2023, our working capital deficit increased by $894,947 from the recent year-ended December 31, 2022 primarily as the result of increases in accounts payable and accrued expenses of $341,005 and accounts payable and accrued expenses – related parties of $551,192.

To increase our working capital we have considered raising additional debt and equity based financing from both third parties and related parties. However, terms of these financings may not be favorable to the Company.

Operating activities

Net cash used in continuing operating activities during the nine-months ended September 30, 2023 was $268,805 as compared to $387,333 for the nine-months ended September 30, 2022.

Investing activities

Net cash used in investing activities for the nine-months periods ending September 30, 2023 and 2022 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities was $245,500 for the nine-months ended September 30, 2023, consisting of repayments on notes payable of $20,000 and proceeds from the stock issued for cash of $265,500.

Net cash provided by financing activities was $361,420 for the nine-months ended September 30, 2022, consisting of proceeds from advances – related parties of $3,500, repayments on notes payable of $40,000, repayments on notes payable – related parties of $7,280, proceeds from the stock issued for cash of $225,250 and collection of subscription receivable in the amount of $150,000.

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

Commitments

Capital Expenditures

The last funded Scope of Work (“SOW”) under our SRA with UTA was completed in the year ended December 2019, with payments made of $120,000 to complete the work described in the prior SOW. We signed a new SRA with UTA effective March 1, 2021 which relates to the testing and commercialization phase of our GTL technology. The term of the agreement is through February 15, 2022. The first payment under the SRA was made in March 2021 for $30,000. Going forward on the 15th of each month we were to pay UTA $15,454.54 through February 15, 2022, for a total commitment of $200,000. We have paid UTA a total of $174,000 as of September 30, 2023 under the SRA.

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the nine-months ended September 30, 2023, the Company paid and/or accrued a total of $135,000 for the period under the terms of the agreement.

Effective May 10, 2018, we entered into identical employment agreements with John Olynick, as President, and Ransom Jones, as Chief Financial Officer, respectively. The terms and conditions of their employment agreements were identical. John Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended September 30, 2023. Both Mr. Olynick and Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of their employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist.

Mr. Olynick elected not to renew his employment agreement and resigned as President on July 19, 2019. Upon his resignation, we agreed to pay the balance of his Employment Agreement then due and owing over time. Accordingly, we accrued $110,084 for the balance of his Employment Agreement, against which we have paid $35,000, leaving a balance remaining of $75,084 as of September 30, 2023. In addition, Mr. Olynick had previously entered into a consulting agreement (the “Olynick Agreement”) to provide general advisory services with us on April 18, 2019, and which included terms for payment of billable time at $40.00 per hour, plus approved expenses. The Olynick Agreement was terminated when Mr. Olynick became President of the Company on May 10, 2018. We have accrued $26,310 in expenses related to such prior consulting agreement expenses as of September 30, 2023.

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

On October 19, 2020, the Company entered into a management consulting services agreement with Dean Goekel (the “Goekel Agreement” via “Analytical Professionals”), to manage engineering and vendor relationships, assist in defining the design and cost of certain capital equipment and to manage the direction of research, development and other related engineering activities. Mr. Goekel will also support the Company’s ongoing business operations, including assistance in commercialization and market implementation, strategic planning and other services. The agreed upon start date under the agreement is July 1, 2020 and the minimum engagement term was for six (6) months. After the initial term the agreement automatically renews for subsequent six (6) month terms unless the Company or Mr. Goekel terminates the agreement. Under the agreement, in exchange for Mr. Goekel’s services he will receive a minimum monthly fee of $10,000 per month in deferred compensation until such time that adequate funds are available for payment. As of September 30, 2023, we have accrued $390,000 in compensation expense related to this agreement. Additionally, under the agreement Mr. Goekel was issued stock warrants for 3,000,000 shares at a strike price of $0.03 per share effective July 1, 2020 and which expired on June 30, 2022. After meeting certain deliverables set forth in the agreement, Mr. Goekel is eligible to receive an additional 1,000,000 stock warrants for 1,000,000 shares of common stock at a strike price that is an average of the stock price for the 90 days that the deliverables have been met. Mr. Goekel has not met the criteria for this agreement as September 30, 2023. Currently, the Company does not expect this deliverable will occur.

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

Mining Leases

We have a minimum commitment during 2023 of approximately $11,880 for our annual lease maintenance fees due to Bureau of Land Management (“BLM”) for the Arizona Property. That payment was made prior to August 31, 2023. There is no actual lease agreement with the BLM, but we file an annual maintenance fee form and pay fees to the BLM to hold our claims.

Financing

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the period ended September 30, 2023, the Company issued 2,750,000 shares of Rule 144 restricted Common Stock to 2 related parties, par value $.0001 per share for $27,500, or $.01 per share.

For the period ended September 30, 2023, the Company issued 2,350,000 shares of Rule 144 restricted Common Stock, par value $.0001 per share to two related parties. The stock was issued in exchange for debt owned by the Company to the related parties.

For the year ended December 31, 2022, we received $3,500 as an advance from a related party.

Third-party financing

During various dates throughout the year ended December 31, 2022, The Company issued 20,667,999 shares of Rule 144 Common Stock, par value $0.0001 per share pursuant to private placements of sales to various accredited investors, for $482,200 ($0.02 - $$.03/share). For the nine months ended September 30, 2023, the Company issued 15,883,333 shares of Rule 144 restricted Common Stock, par value $.0001 per share pursuant to private placement sales to various accredited investors, for $.01 - $.02 per share.

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

Off-Balance Sheet Arrangements

During the year ended December 2019, we entered into a revenue interest research and development venture with Mabert and an employee, Tom Phillips, OPMGE. However, based on events of default in their agreement with the Company, Mabert no longer has any formal arrangements with OPMGE or Tom Phillips. Since inception of this arrangement, we have advanced a total of $412,885 to OPMGE. Given the uncertainty of the collectability of this receivable, the Company fully reserved for this amount as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, there are no assets, liabilities, or equity within OPMGE.

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

Based on an evaluation performed by the principal executive officer and the principal finance officer, the disclosure controls and procedures were not effective.

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

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In September 2023, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that, as of September 30, 2023, our internal control over financial reporting was ineffective.

Also, based on the evaluation described in the prior paragraph, management has concluded that, as of September 30, 2023, our Disclosure Controls and Procedures were ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2023:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended September 30, 2023, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same person, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending September 30, 2023, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 7, 2021, the Company was served with a demand for mediation and potential arbitration by Gregory Sanders, a previous employee of the Company. The demand claims Mr. Sanders had an employment agreement with the Company entitling him to certain compensation payments under the contract. No conclusion was met during mediation which occurred in the fourth quarter of 2021. On October 25, 2023, there was a hearing on a motion for summary judgement filed by Mr. Sanders. As of October 30, 2023, the judge has not ruled on the motion for summary judgement. A trial is scheduled for mid-December 2023. Greenway is confident in its defenses and counterclaims and intends to vigorously defend its interests and prosecute its claims.

Item 1A. Risk Factors.

Information regarding risk factors appears in the Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2023, the Company: issued 21,233,337 shares of Rule 144 restricted Common Stock as follows:

7,500,000 shares of common stock for cash in private placements at $.02/share for $150,000

1,333,333 shares of common stock for cash in private placements at $.015/share for $20,000

10,050,000 shares of common stock for cash in private placements at $.01/share for $100,500

2,350,000 shares of common stock in exchange for debt settlement at $.01 per share for total debt settlement of $23,500.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
2.1**	Combination Agreement executed as of August 18, 2009, between Dynalyst Manufacturing Corporation and Universal Media Corporation, filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.1**	Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on March 13, 2002, filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.2**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on June 7, 2006, filed as Exhibit 3.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.3**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on August 28, 2009, changing the corporate name to Universal Media Corporation, filed as Exhibit 3.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.4**	Articles of Amendment of Articles of Incorporation of Universal Media Corporation filed with the Secretary of State of Texas on March 23, 2011, changing the corporate name to UMED Holdings, Inc., filed as Exhibit 3.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.5**	Articles of Amendment of Certificate of Formation of UMED Holdings, Inc. filed with the Secretary of State of Texas on June 23, 2017, changing the corporate name to Greenway Technologies, Inc., filed as Exhibit 3.1 to the registrant’s Form 8-K/A on July 20, 2017, Commission File Number 000-55030.
3.6**	Bylaws of Dynalyst Manufacturing Corporation, filed as Exhibit 3.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.7**	Articles of Incorporation of Greenway Innovative Energy, Inc. filed with the Secretary of State of Nevada on July 6, 2012, filed as Exhibit 3.7 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

3.8**	Bylaws of Greenway Innovative Energy, Inc., filed as Exhibit 3.8 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.9**	Certificate of Amendment to the Articles of Incorporation approved by the Shareholders at the Special Shareholders Meeting on December 11, 2019
10.2**	Purchase Agreement dated as of May 1, 2012, between Universal Media Corporation and Mamaki Tea & Extract, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.3**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.4**	Second Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.5**	Purchase Agreement dated August 29th, 2012, between Universal Media Corporation and Greenway Innovative Energy, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.6**	Purchase Agreement dated as of February 23, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.7**	Asset Purchase Agreement dated as of October 2, 2011, between Jet Regulators, L.C., R/T Jet Tech, L.P. and UMED Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.8**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Kevin Bentley, filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.9**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. Randy Moseley, filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.10**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Richard Halden, filed as Exhibit 10.11 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.11**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Raymond Wright, filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.12**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Conrad Greer, filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.13**	Consulting Agreement dated May 27, 2011, between UMED Holdings, Inc. and Jabez Capital Group, LLC, filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.14**	Promissory Note in the amount of $850,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Southwest Capital Funding, Ltd., filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.15**	Modification of Note and Liens effective as of October 1, 2012, between Southwest Capital Funding, Ltd. and Mamaki Tea, Inc., filed as Exhibit 10.16 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.16**	Second Modification of Note and Liens effective as of December 20, 2012, between Southwest Capital Funding, Ltd., Mamaki Tea, Inc., and Mamaki of Hawaii, Inc., filed as Exhibit 10.17 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.17**	Promissory Note in the amount of $150,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Robert R. Romer, filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.18**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.20**	Promissory Note in the amount of $158,000 dated September 18, 2014, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.20 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.21**	Warrant dated September 18, 2014, for $47,400 worth of UMED Holdings, Inc. shares issued to Tonaquint, Inc., filed as Exhibit 10.21 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

10.22**	Office Lease Agreement dated October 2015, between UMED Holdings, Inc. and The Atrium Remains the Same, LLC, filed as Exhibit 10.22 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.23**	Warrant dated October 31, 2015, for 4,000,000 shares issued to Norman T. Reynolds, Esq, filed as Exhibit 10.23 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.24**	Promissory Note in the amount of $36,000 dated March 8, 2016, executed by UMED Holdings, Inc. payable to Peter C. Wilson, filed as Exhibit 10.24 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.25**	Convertible Promissory Note in the amount of $224,000 dated May 4, 2016, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.25 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.26**	Severance and Release Agreement by and between UMED Holdings, Inc. and Randy Moseley dated November 11, 2016, filed as Exhibit 10.26 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.27**	Settlement and Mutual Release Agreement dated January 13, 2017, executed by UMED Holdings, Inc. in connection with Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison, filed as Exhibit 10.27 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.28**	Warrant dated February 1, 2017, for 2,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.28 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.29**	Warrant dated February 1, 2017, for 4,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.29 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.30**	Severance and Release Agreement by and between UMED Holdings, Inc. and Richard Halden dated February 1, 2017, filed as Exhibit 10.30 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.31**	Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, LLC, and UMED Holdings, Inc., filed as Exhibit 10.31 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.32**	Consulting Agreement by and between the registrant and Chisos Equity Consultants, LLC, as amended on February 16, 2018, and March 19, 2018, filed as Exhibit 10.1 to the registrant’s Form 8-K, on March 21, 2018, Commission File Number 000-55030.
10.33**	Promissory Note in the amount of $100,000 dated November 13, 2017, executed by Greenway Technologies, Inc. payable to Wildcat Consulting Group LLC.
10.34**	Subordinated Convertible Promissory Note in the amount of $166,667 dated December 20, 2017, executed by Greenway Technologies, Inc. payable to Tunstall Canyon Group LLC.
10.35**	Warrant dated November 30, 2017 for 1,000,000 shares issued to MTG Holdings, LTD.
10.36**	Greer Family Trust Promissory Note and Settlement. filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.37**	Warrant dated January 8, 2018 for 4,000,000 shares issued to Kent Harer.
10.38**	Settlement agreement by and between Greenway Technologies, Inc. and Tonaquint, Inc. dated April 9, 2018.
10.39**	Employment agreement with John Olynick, as President, dated May 10, 2018.
10.40**	Employment agreement with Ransom Jones, as Chief Financial Officer, Secretary and Treasurer, dated May 10, 2018.
10.41**	Consulting Agreement with Gary L. Ragsdale, Ph.D., P.E.
10.42**	Consulting Agreement with John Olynick
10.43**	Consulting Agreement with Marl Zoellers
10.44**	Consulting Agreement with Paul Alfano dba Alfano Consulting Services
10.45**	Consulting Agreement with Peter Hauser
10.46**	Consulting Agreement with William Campbell
10.47**	Consulting Agreement with Ryan Turner
10.48**	Amendment on July 30, 2014 to that certain Employment Agreement with Raymond Wright dated August 29, 2012
10.49**	Mabert LLC as Agent Loan Agreement dated September 14, 2018
10.50**	Mabert LLC as Agent Security Agreement dated September 14, 2018
10.51**	Texas UCC-1 filed by Mabert LLC as Agent on October 11, 2018, ending October 10, 2023.
10.52**	Rule 11 Agreement, dated March 6, 2019, pursuant to a mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.53**	Employment agreement with Thomas Phillips, as Vice President of Operations, effective date April 1, 2019.
10.54**	Settlement Agreement executed on September 26, 2019 with Southwest Capital Funding, Ltd. to resolve all conflicts related to loan guarantees provided for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison.

10.55**	Limited Liability Company Agreement of OPM Green Energy, LLC, dated August 23, 2019, by and among Greenway Technologies, Inc., a Texas corporation, Mabert, LLC, a Texas limited liability company, Tom Phillips, an individual, and OPM Green Energy, LLC, a Texas corporation.
10.56**	Subscription Agreement dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.57**	Intellectual Property License dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.58**	Employment agreement with Ryan Turner for Business Development and Investor Relations, dated April 1, 2019.
10.59**	Agreed Order of Dismissal with Prejudice, dated February 25, 2020, pursuant to the mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.60**	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Chisos Equity Consultants, LLC for the matters in Cause No. 67-306723-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.61**	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Richard Halden for the matters in Cause No. 352-306721-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.62**	Agreed Order of Dismissal without Prejudice, dated November 26, 2019, pursuant to the mutual settlement of all claims by Greenway Technologies, Inc. against Micheal R. Warner et al (the “Dissident Shareholders”) for the matters in Cause No. DC-19-04207, filed in the District Court in Dallas County, TX on March 26, 2019.
10.63**	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd, pursuant to that certain Convertible Promissory Note executed on January 24, 2020.
10.64**	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on January 24, 2020.
10.65**	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Convertible Promissory Note executed on February 12, 2020.
10.66**	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on February 12, 2020.
14.1**	Code of Ethics for Senior Financial Officers, filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
31.1*	Certification of Kent Harer, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Kent Harer, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.3*	Texas UCC Amendment Filing Acknowledgement.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Instance Document
101.CAL	Inline XBRL Instance Document
101.DEF	Inline XBRL Instance Document
101.LAB	Inline XBRL Instance Document
101.PRE	Inline XBRL Instance Document
104	Inline XBRL Instance Document

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: November 14, 2023.

	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

