Form 10-Q/A
period 2023-09-30
GREENWAY TECHNOLOGIES INC
filed 2023-11-17
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 17, 2023 was 403,844,204.

Explanatory Note

Greenway Technologies, Inc. (“Company”) is filing this amendment No.1 to the Form 10-Q filed November 14, 2023 for the period ended September 30, 2023 (the “Prior Form 10-Q”). The prior Form 10-Q was inadvertently filed by the Company. The Company’s independent auditor had not performed a final review for the Form 10-Q. With the filing of this amendment No.1, the Company’s independent auditor will have completed its review and authorized this amended Form 10-Q/A to be filed.

2

3

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

These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable	Total

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18.00%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance - December 31, 2021	$525,000	$135,000	$-	$660,000	-
Proceeds	-	-	67,500	67,500
Debt discount	-	-	(37,500)	(37,500)
Amortization of debt discount (interest expense)	-	-	37,500	37,500
Repayments		(55,000)		(55,000)
Balance – December 31, 2022	525,000	80,000	67,500	672,500
Repayments		(20,000)		(20,000)
Balance - September 30, 2023	$525,000	$60,000	$67,500	$652,500	$652,500

1	The Company executed a settlement agreement with a third party for $525,000 in 2019. This note requires semi-annual interest payments.

2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full.

3	The Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note.

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

Date: November 17, 2023.

	By	/s/ Kent Harer
Kent Harer, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

