Form 10-K
period 2023-12-31
GREENWAY TECHNOLOGIES INC
filed 2024-07-16
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

972-342-4051

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTCQB Market operated by the OTC Markets Group, Inc. on that day was $2,728,375.

Class	Outstanding as of July16, 2024
Common Stock, par value $0.0001 per share	416,289,538

Documents Incorporated by Reference: One – GIEAcquistion Agreement

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

Overview

We are engaged in the research and development of proprietary gas-to-liquids (“GTL”) synthesis gas (“Syngas”) conversion systems and micro-plants that can be scaled to meet specific gas field production requirements. Our patented and proprietary technologies have been realized in our first commercial G-ReformerTM unit (“G-Reformer”), a unique component used to convert natural gas into Syngas, which when combined with a Fischer-Tropsch (“FT”) reactor and catalyst, produces fuels including gasoline, diesel, jet fuel, methanol and other high-value chemicals. We are also actively involved in producing G-Reformers to produce hydrogen. G-Reformer units can be deployed to process a variety of natural gas streams including pipeline gas, associated gas, flared gas, vented gas, coal-bed methane and/or biomass gas. When derived from any of these natural gas sources, the liquid fuels created are incrementally cleaner than conventionally produced oil-based fuels. Our Company’s objective is to become a material direct and licensed producer of renewable GTL synthesized gasoline, diesel, jet fuel, high-value chemicals, methanol and hydrogen, with a near-term focus on U.S. market opportunities. For more information about our Company, please visit our website located at https://gwtechinc.com/.

Our GTL Technology

In August 2012, we acquired 100% of GIE, pursuant to that certain Purchase Agreement, by and between us and GIE, dated August 29, 2012, and filed as Exhibit 10.5 to this Form 10-K, and incorporated by reference herein (the “GIE Acquisition Agreement”). GIE owns patents and trade secrets for proprietary technology to convert natural gas into Syngas. Based on a new, breakthrough process called Fractional Thermal Oxidation™ (“FTO”), we believe that the G-Reformer, combined with conventional FT processes, offers an economical and scalable method to converting natural gas to liquid fuels, high-value chemicals, methanol and hydrogen. On February 15, 2013, GIE filed for its first patent on this GTL technology, resulting in the issue of U.S. Patent 8,574,501 B1 on November 5, 2013. On November 4, 2013, GIE filed for a second patent covering other unique aspects of the design and was issued U.S. Patent 8,795,597 B2 on August 5, 2014. The Company has several other pending patent applications, both domestic and international, related to various components and processes relating to our proprietary GTL methods, complementing our existing portfolio of issued patents and pending patent applications.

On June 26, 2017, we and the University of Texas at Arlington (“UTA”) announced that we had successfully demonstrated our GTL technology at our sponsored Conrad Greer Laboratory at UTA, proving the viability of the science behind the technology.

On March 6, 2018, we announced the completion of our first commercial scale G-Reformer, a critical component in what we call the Greer-Wright GTL system. The G-Reformer is the critical component of the Company’s innovative GTL system. A team consisting of individuals from our Company, UTA and our Company’s contracted G-Reformer manufacturer, worked together to test and calibrate the newly built G-Reformer unit. The testing substantiated the units’ Syngas generation capability and demonstrated additional proficiencies within certain proprietary prior prescribed testing metrics.

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

Our Company has developed a revolutionary and unique process that converts natural gas of various origins and compositions into a highly pure variety of chemicals, high cetane diesel fuel, industrial grade pure water and electrical energy. GTL technology has existed as a traditional process going back generations. This process consists of two steps. First, natural gas is converted into Synthesis Gas (Syngas), which is a non-naturally occurring blend of Hydrogen and Carbon Monoxide. The front-end part of the GTL process is called “Gas Reformation.” The output of the Gas Reformer is compressed and fed through a secondary process, called Fischer-Tropsch (FT). This secondary process is widely used in many forms in the chemical and oil industries. While FT is a common process, Gas Reformation has been the most difficult step beyond an old and traditional process typically used in refineries. The invention of our software-controlled GTL process fronted by our patented and revolutionary gas reformation unit, the G-Reformer®, makes us the innovator in GTL technology. Our patents are based on scalability, transportability, flexibility and self-sustainment based on a wide variety of input gases and output mixtures.

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

Our initial ROI studies of the market for high purity chemicals that we produce can provide incredibly rapid payback of investments. It should be noted the vast majority of these chemicals produced are made in China. Further, because they originate from a barrel of oil at a refinery, they are much lower in purity.

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

Competition

According to Research Nester in July 2023, key industry players include: Shell, Chevron, Exxon, PetroSA, Qatar Petroleum, Sasol, Velocys, ENI S.p.A.. In terms of global production and consumption, Shell had the largest market share in 2023, with virtually all current production located overseas. Our technology is not designed to compete with the large refinery-size GTL plants operated by such large industry operators. Our plants are designed to be scaled to meet individual gas field production requirements on a distributed and mobile basis. According to a report released in July 2019 by the Global Gas Flaring Reduction Partnership (“GGFRP”), there are currently only 5 small-scale GTL plant technologies that have been proven and are now available for flared gas monetization available in the U.S., including: Greyrock (“Flare to Fuels”); Advantage Midstream (licensing Greyrock technology); EFT (“Flare Buster”); Primus GE and GasTechno (“Methanol in a Box”). We were not a direct part of this study, as we had not received 3rd party certification of our proprietary technology as of the date of this report.

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

On June 26, 2019, we held our annual shareholders meeting in Arlington, Texas. There were seven proposals presented for vote by our shareholders (the “Shareholders”), including to approve the Company’s slate of directors, to amend our Certificate, to amend our bylaws, and to ratify our then current independent public accounting audit firm. We disclosed the results of the vote of the Shareholders on our Current Report Form 8-K, filed with the SEC on July 2, 2019, which is incorporated herein by reference. On August 1, 2019, we filed a Current Report on Form 8-K/A, noting that due to a potential tabulation error, we were reviewing the results for Proposal 2, which was to amend our Company’s Certificate to increase the authorized shares of capital stock of the Company and Proposal 3, which was to amend the Company’s Certificate to permit the vote of the holders of the majority of shares entitled to vote on and represented in person or by proxy at a meeting of the Shareholders at which a quorum is present, to be the action of the Shareholders, including for “fundamental actions,” as such term is defined by the Texas Business Organizations Code (the “TBOC”). To resolve any such potential errors, we called a special meeting of the Shareholders to be held December 11, 2019, in Arlington, Texas.

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

Going Concern

The accompanying consolidated financial statements to this Form 10-K (our “Financial Statements”) have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2023, we have an accumulated deficit of $37,859,604. For the year ended December 31, 2023, we incurred a net loss of $1,580,735 and used $302,663 in net cash for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise addition capital through debt and/or equity sources.

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

We have historically incurred losses.

We are considered a pre-revenue or development stage company. We have incurred significant operating losses since inception. Due to the inherent risk of commercializing new technology, there can be no assurance that we will earn net income or generate positive cash flow in the future. We will require additional capital in order to fund our operations and we may not be able to source such capital on acceptable terms.

Establishing revenues and achieving profitability will depend on our ability to fully develop, certify and commercialize our GTL Technology, including successfully marketing our GTL Technology to customers and complying with possible regulations.

Much of our ability to establish revenues, achieve profitability and create positive cash flows from operations will depend on the completion of a third-party engineering certification and subsequent successful introduction of our proprietary GTL technology. Our prospective customers will not use our GTL technology unless they determine that the economic benefits provided by our GTL solution is greater than those available from competing technologies and providers. Even if the advantages derived from our proprietary GTL technology are well-established, prospective customers may elect not to use our GTL technology.

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

Our business is led by our Chairman of the Board of Directors, Raymond Wright, President, Kent Harer, and our Chief Financial Officer, Ransom Jones, all of whom are also members of our board of directors (our “Board of Directors”). We use outside consultants to support and perform the majority of the engineering and production work on our GTL technology. We have also contracted with consultants to provide financial reporting and governance support.

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

Because we have no record of profitable operations, we need to secure adequate funding on an ongoing basis. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our GTL technology and our business will likely fail. We have no commitments for financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. We may be unable to secure additional financing on favorable terms, or at all.

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

Companies trading on the OTCQB must: (i) be reporting issuers under Section 12 of the Exchange Act of 1934, as amended (the “Exchange Act”); (ii) must be current in their reports under Section 13 of the Exchange Act; and must pay an annual fee to OTCQB, to maintain electronic price quotation privileges on the OTCQB. If we fail to remain current in our Exchange Act reporting requirements, we could be removed from the OTCQB and be forced to be traded on the Pink Sheets, which requires a more challenging stock purchasing and selling process. The OTCQB is recognized by the SEC as an established public market. This platform enables companies to provide current public information that investors use to analyze, value and trade a security. The OTC Pink Sheets is the lowest and most speculative tier of the three marketplaces for the trading of over-the-counter stocks. Companies traded on OTC Pink are not held to any particular disclosure requirements or financial standards, and due to the wide variety of companies listed on OTC Pink, including dark companies, delinquent companies and worse, they recommend only sophisticated investors with a high-risk tolerance should consider it.

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

We have a substantial amount of indebtedness, a significant amount which are interest-bearing notes payable. As of December 31, 2023, we had $12,030,443 of total liabilities, all of which is current. For more details on our indebtedness, please see Notes 3,4 and 5 of our Consolidated Financial Statements.

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

Our ability to meet expenses and to make future principal and interest payments in respect of our debt, depends on, among other things, our future operating performance, competitive developments and financial market conditions. We are not able to control many of these factors. If industry and economic conditions deteriorate, our ability to raise debt or equity capital and/or cash flow may be insufficient to allow us to pay principal and interest on our debt and meet our other obligations, which could cause us to default on these obligations. In particular, the Mabert loans maintain a UCC-1 security interest in all the collateral of the Company, including to our G-Reformer, technology and intellectual property (our patents, patents pending and licensed patents). If Mabert exercises its rights and remedies due to defaults under our secured loan agreements, our business, financial condition, and results of operations will be materially adversely affected.

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

Item 1B.	Securities and Exchange Commission - Staff Comments.

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

The Company received a letter dated August 7, 2023 from the SEC stating that disclosure was not adequate for the Form 10-K for the Fiscal Year Ended December 31, 2022 and the Form 10-Q for the Quarterly Period Ended March 31, 2023. The SEC comments related to Evaluation of Disclosure Controls and Procedures under Items 307 and of Regulation S-X. In particular, the SEC suggested that it should be concluded that Disclosure Controls and Procedures are ineffective. The SEC requested the Company to provide this disclosure in future filings and the Company has complied with the SEC’s request. The Company issued a letter dated September 3, 2023 to the SEC stating its intention to provide adequate disclosure in future filings. The SEC accepted the letter on September 13, 2023.

Item 2.	Properties.

Our principal office is 1521 North Cooper St., Suite 205, Arlington, Texas 76011, leased at a rate of $1,064.57 per month, plus the cost of utilities, which is generally less than $100.00 per month. We believe these facilities are adequate for at least the next 12 months. We expect that we could locate to other suitable facilities at comparable rates, should we need more or less space.

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

On September 7, 2021, the Company was served with a demand for mediation and potential arbitration by Gregory Sanders (“Plaintiff”), a previous employee of the Company. The demand claims Mr. Sanders had an employment agreement with the Company entitling him to certain compensation payments under the contract. No conclusion was met during mediation which occurred in the fourth quarter of 2021. On October 25, 2023, there was a hearing on Plaintiff’s motion for summary judgement. Plaintiff asserted 3 motions, all of which were denied by the court, as ordered on November 1, 2023. Plaintiff withdrew his action against the Company on January 11, 2024 and the court so ordered on the same date.

On November 8, 2023, the Company was served with a demand for payments under various agreements with the plaintiffs. The Plaintiffs are Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC (“Tunstall Canyon”) and Chisos Equity Consultants, LLC (“Chisos”). Ric Halden and Randy Moseley were founders of the Company and served as officers and directors of the Company until 2017, when each of them resigned all positions with the Company. The Company believes that Tunstall Canyon and Chisos are majority-owned by Ric Halden. The Company has accrued liabilities to Ric Halden, Randy Moseley and Tunstall Canyon, which are all included in the liabilities reflected on the accompanying consolidated balance sheet. The Company is confident that it can settle all issues asserted in the lawsuit without going to trial. The court has set a trial date for November 24, 2024.

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

Fiscal 2023 Quarter Ended:	High	Low
March 31, 2023	$0.01	$0.01
June 30, 2023	$0.01	$0.01
September 30, 2023	$0.01	$0.01
December 31, 2023	$0.05	$0.01

Fiscal 2022 Quarter Ended:
March 31, 2022	$0.03	$0.01
June 30, 2022	$0.01	$0.01
September 30, 2022	$0.02	$0.01
December 31, 2022	$0.01	$0.01

As of July 16,2024, we had 416,289,538 shares of Common Stock outstanding. Our shares of Common Stock are held by 549 Shareholders of record. The number of Shareholders of record was determined from the records of our transfer agent, Transfer Online, Inc. (our “Transfer Agent”), and does not include beneficial owners of our Common Stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. The mailing address of our Transfer Agent is 512 SE Salmon Street, 2nd Floor, Portland, Oregon 97214, and its telephone number is (503) 227-2950.

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

Unregistered Sales of Equity Securities

For the year ended December 31, 2023, we issued 21,233,333 shares of the Company’s common stock as follows:

Issuance of previously issuable shares – 250,000

Stock issued for cash (PPM) – 18,633,333

Stock issued to settle accrued liabilities – related parties - 2,350,000

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

All of the above-described accredited investors who received shares of our Common Stock were provided with access to our filings with the SEC, including the following: information: (i) contained in our annual report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 2023; and (ii) contained in any reports or documents required to be filed by us under Sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act, since the distribution or filing of the reports specified above. In addition, such investors received a description of securities being offered for sale, and any material changes to our affairs that were not disclosed in the other documents furnished.

Item 6.	Selected Financial Data.

We are a smaller reporting company; as a result, we are not required to report selected financial data disclosures as required by Item 301 of Regulation S-K promulgated under the Exchange Act (“Regulation S-K”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2023 and 2022 should be read in conjunction with our Financial Statements and the notes to those Consolidated Financial Statements that are included elsewhere in this Form 10-K and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Going Concern

We remain dependent on outside sources of funding (debt and/or equity) for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated July16, 2024, which is included with our consolidated Financial Statements and raises substantial doubt about our ability to continue as a going concern.

			$
	December 31,	December 31,	Increase
	2023	2022	(Decrease)	% Change

Net loss	$1,580,735	$1,512,692	$68,043	4.50%	1
Net cash used in operations	$302,663	$496,654	$(193,991)	-39.06%	2
Working capital deficit	$12,029,311	$10,737,576	$1,291,735	12.03%	3
Stockholders’ deficit	$12,029,311	$10,737,576	$1,291,735	12.03%	4

1 – Our net loss decreased primarily due to the net effect of reductions in officers and directors liability insurance of $48,876, research and development by $54,275, amortization of debt discount by $48,232 and transfer agent expenses by $2,406 and increase in legal expenses of $82,552, mining leases of $48,493 and recognition of gain on debt settlements of $70,377 in 2022 compared to zero gain on debt settlements in 2023.

2 – Our net cash used in operations in 2023 was less than 2022. The change was primarily due to increases of accounts payable and accrued expenses by $178,453 and accounts payable and accrued expenses – related parties by $62,098.

3 – The increase in working capital deficit from 2022 to 2023 primarily relates to less cash in 2023 of $23,463, higher accounts payable and accrued expenses of $505,113, higher accounts payable and accrued expenses – related party of $750,013, reduction of notes payable of $20,000, and increase in advances relates parties and others of $30,200.

4 – The increase in working capital deficit from 2022 to 2023 results from the net effect of 2023 net loss of $1,580,735 and issuances of common stock of $289,000, which decreased the stockholders’ deficit.

These factors raise substantial doubt about our ability to continue as a going concern.

The Consolidated Financial Statements included in our Form 10-K do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Our ability to continue as a going concern is dependent upon our ability to generate sufficient new cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and/or ultimately to attain profitable operations. However, there is no assurance that profitable operations, financing, or sufficient new cash flows will occur in the future.

Our ability to achieve profitability will depend upon our ability to finance, manufacture, and market/operate GTL units. Our growth is dependent on attaining profit from our operations and our raising additional capital either through the sale of our Common Stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit. We will be unable to pay our obligations in the normal course of business or service our debt in a timely manner throughout 2024 without raising additional debt or equity capital. There can be no assurance that we will raise additional debt or equity capital.

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

Results of Operations

For Year Ended December 31, 2023 as Compared to Year Ended December 31, 2022:

We had no revenues for consolidated operations for the years ended December 31, 2023 and 2022.

We reported consolidated net losses during the years ended December 31, 2023 and 2022 of $1,580,735 and $1,512,692, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the years ended December 31, 2023 and December 31, 2022:

	December 31,	December 31,	$ Increase
	2023	2022	(Decrease)	% Change

Revenues	$-	$-	$-	0.00%

General and administrative expenses	$960,692	$888,599	$17,818	8.11%	1
Research and development	$-	$54,275	$(54,275)	100.00%	2
Interest expense	$620,043	$591,963	$28,080	4.74%	3
Amortization of debt discount	$-	$48,232	$(48,232)	100.00%	4
Gain on debt settlement	$-	$(70,377)	$70,377	100.00%	5

Total operating expenses increased by $17,818 from $942,874 in 2022 to $960,692 in 2023.

1 – The increase was due to reductions in officers and directors liability insurance of $48,876, research and development of $54,275, amortization of debt discount of $48,233 and transfer agent expenses of $2,406 and increases in legal expense of $82,552, and mining leases of $48,493.

2 – The decrease was related to less activity in 2023 due to lack of sufficient resources and inability to pursue additional R&D related activities.

3 – The increase is based on higher interest rates.

4 – There was no amortization of debt discount in 2023.

5 – The Company settled a legal matter in 2022 resulting in a gain on debt settlement and had no comparable gain in 2023.

Net Loss and Net Loss per Share

Our consolidated net loss increased by $68,043 to $1,580,735 ($0.00) - basic and diluted earnings share for the year ended December 31, 2023, as compared to a net loss of $1,512,692 ($0.00), for the same period ended in 2022.

The weighted-average number of shares of Common Stock used in the earnings per share for the basic and dilutive computation was 397,741,921 for the year ended December 31, 2023, and 371,601,679 for the year ended December 31, 2022.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. We had $1,132 in cash, total assets of $1,132, and total liabilities of $12,030,443 as of December 31, 2023. Total accumulated deficit at December 31, 2023, was ($37,859,604).

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between December 31, 2023, and December 31, 2022:

	December 31,	December 31,	$ Increase
	2023	2022	(Decrease)	% Change

Cash	$1,132	$24,595	$(23,463)	-95.40%	1
Prepaids and other	$-	$2,947	$(2,947)	-100.00%	2
Total current assets	$1,132	$27,542	$(26,410)	-95.89%	3
Total assets	$1,132	$27,542	$(26,410)	-95.89%	3

Accounts payable and accrued expenses	$3,822,338	$3,317,225	$505,113	15.23%	4
Accounts payable and accrued expenses - related party	$4,549,465	$3,799,452	$750,012	16.49%	4
Note payable	$652,500	$672,500	$(20,000)	-2.97%	5
Notes payable - related parties - net	$2,805,774	$2,805,774	$-	-%
Convertible note payable - net	$166,667	$166,667	$-	-%
Advances - related parties	$31,200	$3,500	$27,700	791.43%	6
Advances - others	2,500	-	2,500	100.00%	6
Total current liabilities	$12,030,443	$10,765,118	$1,265,325	11.75%	7
Total liabilities	$12,030,443	$10,765,118	$1,265,325	11.75%	7

1 - Cash decreased in 2023 due to payments of accounts payable.

2 – The prepaid of $2,947 at December 31, 2022 represented prepaid legal fees. The amount was applied in 2023 against legal fee billings.

3 - See discussion regarding cash resources in #1 above.

4 – Lack of cash resources resulted in an increase in these liabilities.

5 – In 2023, note payments in the amount of $20,000 were made resulting in a decrease of $20,000 in the note payable.

6 - In 2023, related parties and an unrelated party made advances in the amounts of $31,200 and $2,500, respectively.

7 – See discussions in 4, 5 and 6.

Cash Flows

	December 31,	December 31,	$ Increase
	2023	2022	(Decrease)	% Change

Net cash used in operating activities	$302,663	$496,654	$(193,991)	-39.06%
Net cash used in investing activities	$-	$-	$-	-%
Net cash provided by financing activities	$279,200	$460,700	$(181,500)	-39.40%

Operating Activities

Our net cash used in operations in 2023 was less than 2022. The change was primarily due to the recognition of a gain on debt settlement in 2022 of $70,377 but no such gain recognition in 2023, amortization of debt discount of $48,232 in 2022 but no amortization of debt discount in 2023, stock issued for services in 2022 but no stock issued for services in 2023, an increase of $178,453 of accounts payable and accrued expenses and an increase of $62,098 in accounts payable and accrued expenses – related parties during 2023.

Investing activities

Net cash used in investing activities for the year ending December 31, 2023 and 2022 was $0.

Financing Activities

In 2023, the Company had net cash provided by financing activities of $279,200, consisting of the following:

Proceeds from advances – related parties - $31,700

Repayment of advances – related parties - $500

Proceeds of advances – others – $2,500

Repayments on notes payable - $20,000

Proceeds from stock issued for cash - $265,500

Repayments of advances – related parties - $500

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $37,859,604 and $36,278,869 as of December 31, 2023 and 2022, respectively.

Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Commitments

Capital Expenditures - none

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with Raymond Wright, for the position of president of GIE, for a term of five years with compensation of $90,000 per year. In September 2014, Mr. Wright’s employment agreement was amended to increase his annual pay to $180,000. By its terms, Mr. Wright’s employment agreement automatically renewed on August 12, 2020, 2021, 2022 and 2023, for a successive one-year periods. During the twelve-months ended December 31, 2023, we paid and/or accrued a total of $180,000 for this calendar year under the terms of the agreement. Mr. Wright is also the chairman of our Board of Directors.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, Chief Financial Officer, Secretary and a member of the board of directors. Mr. Jones earns a base salary of $120,000 per year. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended December 31, 2023. Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of his employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist. The foregoing summary of Mr. Jones’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreement by and between Mr. Jones and our Company, dated May 10, 2018, a copies of which are filed as Exhibit 10.40 to this Form 10-K and incorporated by reference herein.

Consulting Agreements

On September 7, 2018, Wildcat, a company controlled by Shareholder Marshall Gleason, filed suit against us alleging claims arising from the Gleason Agreement, seeking to recover monetary damages, interest, court costs, and attorney’s fees. In a separate lawsuit, Wildcat filed suit claiming that the Company breached that certain Promissory Note dated on or about November 13, 2017, entered into between Wildcat, as lender and Greenway as borrower, and as a result Wildcat initiated an action in County Court at Law No. 2 of Tarrant County, Texas, Cause No. 2018-006416-2. On March 6, 2019, we entered into a Rule 11 Agreement with Gleason settling both disputes, a copy of which is filed as Exhibit 10.52 to this Form 10-K and incorporated by reference. Pursuant to the Rule 11 Agreement, the parties agreed to abate both cases until the earlier of a default of the performance of the Rule 11 Agreement or October 30, 2019, whichever be sooner. The Rule 11 Agreement provided that if we timely performed through October 15, 2019, the parties would file a joint motion for dismissal and present agreed orders of dismissal with prejudice for both lawsuits. The Company performed in all regards under the Rule 11 Agreement, however Gleason refused to sign the Wildcat Settlement Agreement at the point of the Company’s having performed its obligations. The parties’ respective counsels then mutually agreed to extend the original October 30, 2019 settlement date until at least the end of the year while the parties waited for Gleason’s signature. Gleason signed the Compromise Settlement and Release Agreement on February 4, 2020, and all litigation was dismissed by the Court on February 25, 2020. A copy of the Dismissal is incorporated by reference as Exhibit 10.59.

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

On October 19, 2020, the Company entered into a management consulting services agreement with Dean Goekel (the “Goekel Agreement” via “Analytical Professionals”), to manage engineering and vendor relationships, assist in defining the design and cost of certain capital equipment and to manage the direction of research, development and other related engineering activities. Mr. Goekel will also support the Company’s ongoing business operations, including assistance in commercialization and market implementation, strategic planning and other services. The agreed upon start date under the agreement is July 1, 2020 and the minimum engagement term was for six (6) months. After the initial term the agreement automatically renews for subsequent six (6) month terms unless the Company or Mr. Goekel terminates the agreement. Under the agreement, in exchange for Mr. Goekel’s services he will receive a minimum monthly fee of $10,000 per month in deferred compensation until such time that adequate funds are available for payment. As of December 31, 2023, we have accrued $420,000 in compensation expense related to this agreement. Additionally, under the agreement Mr. Goekel was issued stock warrants for 3,000,000 shares at a strike price of $0.03 per share effective July 1, 2020 and expiring on June 30, 2022. The Company recognized valued and recognized compensation expense related to these warrants of $25,137 for the year ended December 31, 2020. Mr. Goekel did not exercise any of the stock warrant prior to June 30, 2022 and the warrants expired unexercised. After meeting certain deliverables set forth in the agreement, Mr. Goekel will be issued stock warrants for 1,000,000 shares at a strike price that is an average of the stock price for the 90 days that the deliverables have been met. No such deliverables have been met to date, and currently management does not believe these 1,000,000 warrants will be earned by the service provider.

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

Mining Leases

For 2023, our annual lease maintenance fees due to Bureau of Land Management (“BLM”) for the Arizona, were $20,400. There is no actual lease agreement with the BLM, but we file an annual maintenance fee form and pay fees to the BLM to hold our claims. The next payment will be due on August 31, 2024.

Financing

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the year ended December 31, 2023 there was $31,200 of related- party financing, reflected as a liability – Advances – related parties.

For the year ended December 31, 2023, we did not receive any proceeds from related-party loans.

Third-party financing

On various dates throughout the year ended December 31, 2023, the Company issued 18,633,333 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors, for $265,500 ($.01 - $.02/share).

On various dates throughout the year ended December 31, 2022, the Company issued 20,667,999 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors, for $482,200 ($0.02 - $0.03/share).

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

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Preparing our Financial Statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition and impairment of long-lived assets.

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

Significant estimates during the years ended December 31, 2023 and 2022, respectively, include uncertain tax positions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2023 and 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At December 31, 2023 and 2022, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. Based on the uncertainty of future taxable income, the Company does not reflect deferred tax assets in its financial statements. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the years ended December 31, 2023 and 2022, respectively.

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

The Company incurred research and development expenses of $-0- and $54,275 for the years ended December 31, 2023 and 2022, respectively.

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

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black-Scholes or an alternative option pricing model for measuring the fair value of options.

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

At December 31, 2023 and 2022, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	December 31, 2023	December 31, 2022

Convertible debt	4,064,400	3,689,400
Warrants	-	-
	4,064,400	3,689,400

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

Subsequent Events

From January 1, 2024 through July 16, 2024, the Company issued 12,445,334 shares of Rule 144 restricted Common Stock in private placements to seven accredited investors at $0.01 - $0.02 per share.

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

In the year ending December 31, 2023, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer, have concluded that as of December 31, 2023, our internal control over financial reporting was ineffective.

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

As of December 31, 2023, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of December 31, 2023, our internal control over financial reporting was ineffective. We also concluded that our disclosure controls and procedures are ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the year ended December 31, 2023, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and recording of journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director
Raymond Wright	87	Chairman of the Board, President of GIE, and Director	2016
Ransom Jones	75	Director, Chief Financial Officer, Secretary and Treasurer	2016
Kent Harer	67	Director and President	2017
Paul Alfano	68	Director (Independent)	2019
Michael Wykrent	80	Director (Independent)	2019

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

Summary Compensation Table

The following table sets forth the compensation for our named executive officers for each of the two completed fiscal years ended December 31, 2023, and December 31, 2022:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Ray Wright (1)	2023	180,000	-	-	-	-	-	-	180,000
	2022	180,000	-	-	-	-	-	-	180,000

Ransom Jones	2023	120,000	35,000	-	-	-	-	-	155,000
	2022	120,000	35,000	-	-	-	-	-	155,000

Kent Harer (2)	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

(1)	Mr. Wright is our President and Chairman of our Board of Directors.

(2)	Mr. Harer is our Acting President. Mr. Harer has not taken a salary or any other form of compensation. Mr. Harer does not have an employment agreement and serves at the pleasure of our Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our named executive officers as of the end of our last completed fiscal year, December 31, 2023.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Securities Beneficial Ownership Table

The following table presents information regarding the beneficial ownership of all shares of our Common Stock as of December 31, 2023:

Beneficial Ownership Table

Directors and Named Executive Officers (9)	Shares of Common Stock Beneficially Owned (1)
	Number	Percent
Paul Alfano(2)	29,450,000	7.3%
Kent Harer (5)	1,270,000	<1.0%
Kevin Jones (3)	24,739,683	6.1%
Ransom Jones (6)	6,181,867	1.5%
Raymond Wright (4)	16,000,000	3.9%
Michael Wykrent (7)	13,060,000	3.2%

All current Directors and Named Executive Officers as a group (6 persons) (8)	90,701,550	22.5%

5% or Greater Stockholders
Paul Alfano (2)	29,450,000	7.3%
Kevin Jones (3)	24,739,683	6.1%

1)	Applicable percentages are based on 403,844,204 shares of Common Stock outstanding as of December 31, 2023. Beneficial ownership is determined by rules promulgated by the SEC and generally includes voting or investment power with respect to securities. Common Stock underlying options, warrants, and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of year end are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the individuals named in the table has sole voting and investment power with respect to the Common Stock indicated as beneficially owned by such individual. The table includes Common Stock and options, warrants, and convertible notes exercisable or convertible into Common Stock that are either vested or may vest within 60 days of year end.
2)	Paul Alfano. Mr. Alfano is an independent director and greater than 5% Shareholder.
3)	Kevin Jones. Mr. Kevin Jones is a greater than 5% Shareholder and a former director. Mr. Jones resigned as a director during 2021. Kevin Jones and Ransom Jones are brothers. Kevin Jones has sole voting and dispositive power with respect to 8,364,683 shares. In addition, the amount of Common Stock beneficially owned by Mr. Kevin. Jones includes: (a) 4,875,000 Shares held by Mabert, in which Mr. Kevin Jones has 100% ownership interest and for which he serves as sole manager; (b) 8,500,000 Shares owned by Mr. Kevin Jones’s late spouse, Ms. Christine Earley, in which Mr. Kevin Jones has a spousal interest; and (c) 1,867,843 Shares issuable to Mr. Kevin Jones pursuant to that certain Loan Agreement by and between Mabert and the Company, dated September 14, 2018, filed as Exhibit 10.49 to the Company’s Form 10-K/A, filed with the SEC on May 13, 2019; (c) 2,000,000 shares beneficially held for Mr. Kevin Jones by Equity Trust and (d) 1,000,000 shares owned by Topical Floors, LLC, in which Mr. Kevin Jones owns 100% ownership interest and for which he serves as sole manager.

4)	Raymond Wright. Mr. Wright is the chairman of our Board of Directors, and president of GIE our wholly owned subsidiary.
5)	Kent Harer. Mr. Harer is a director and our acting president, making him a named executive officer. The Common Stock beneficially owned by Mr. Harer are those shares immediately issuable upon Mr. Harer’s exercise of a Stock Purchase Warrant, dated January 8, 2018, by and between our Company and Mr. Harer, filed as Exhibit 10.37, and incorporated by reference herein.
6)	Ransom Jones. Mr. Ransom Jones is a director and our chief financial officer, secretary and treasurer, making him a named executive officer. Mr. Jones has sole voting and dispositive power with respect to 2,306,867 shares of Common Stock. In addition, the amount of Common Stock beneficially owned by Mr. Jones includes 3,875,000 shares owned by Mr. Jones’s spouse, Ms. Jan Jones, in which Mr. Jones has a spousal interest. Ransom Jones and Kevin Jones are brothers.
7)	Michael Wykrent. Mr. Wykrent is an independent director.
8)	All current directors and named executive officers as a group. This ownership includes only the ownership of our current named executive officers and directors. Mr. Jones is listed as he resigned from being a director during 2021.
9)	Unless otherwise indicated, the address for each of these shareholders is c/o Greenway Technologies, Inc., at 1521 N. Cooper Street, Suite 205, Arlington, TX 76011.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

●	The operation of which may at a subsequent date result in a change in control of the registrant; or

●	With respect to the election of directors or other matters.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

Mr. Kevin Jones and his late wife and Mabert have loaned a total $2,057,341 to the Company and four other Shareholders have loaned the balance of $793,433, pursuant to the Loan Agreement, through the year ending December 31, 2023. These loans are secured by the assets of our Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the Loan Agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by Mabert on behalf of the lenders party to the Loan Agreement. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the Loan Agreement. Mabert did not nor will it receive cash compensation for its efforts.

Mr. Kevin Jones, as the owner and managing member of Mabert, was also the managing and control member of OPMGE, a research and development venture in and to which the Company had a significant revenue member interest and has licensed its proprietary GTL technology and equipment. Any relationship between Greenway and OPMG has been terminated. Due to Mr. Kevin Jones’ family relationship as the brother of Mr. Ransom Jones, our CFO, and his control position over Mabert , Mr. Jones was not considered an independent director.

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

Mr. Paul Alfano, a director, was contracted as a consultant by the Company in April 2018 prior to his being elected as a director of the Company, thereupon such consulting contract was terminated. In his consulting role, Mr. Alfano’s total fees never exceeded $120,000 for any prior period. We have accrued a total $120,988 for the fees and expenses that were remaining under his consulting agreement at the time Mr. Alfano was elected as a non-executive director and the associated accrued interest on these fees. During 2022, the Company and Mr. Alfano agreed to issue shares in full satisfaction of the $120,988. This action eliminated the accrued amount payable of $120,988.

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

Under these standards required to be an independent director, none of Mr. Harer, Mr. Ransom Jones, nor Mr. Wright qualify as independent directors.

We hope to add additional qualified independent members to our Board of Directors at a later date, depending upon our ability to reach and maintain financial stability and/or continuing operations.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Assurance Dimensions (“Assurance”), our independent auditors for the years ended December 31, 2023 and 2022, respectively:

	2023	2022
Audit Fees	$43,500	$41,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$43,500	$41,000

Audit fees billed were for professional services rendered for the audit of our consolidated financial statements and review of our interim consolidated financial statements for the years ended December 31, 2023 and December 31, 2022.

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

GREENWAY TECHNOLOGIES, INC.

Date:	July 16, 2024
		By	/s/ Kent Harer
Kent Harer, President

		By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Harer
KENT HARER	Director, President	July 16, 2024

/s/ Michael Wykrent
MICHAEL WYKRENT	Director	July 16, 2024

/s/ Ransom Jones
RANSOM JONES	Director, Chief Financial Officer	July 16, 2024

/s/ Paul Alfano
PAUL ALFANO	Director	July 16, 2024

/s/ Raymond Wright
RAYMOND WRIGHT	Chairman, President of Greenway Innovative Energy, Inc.	July 16, 2024

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Greenway Technologies, Inc. and Subsidiaries

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Greenway Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenway Technologies, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two-year periods ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operating activities of $1,580,735 and $302,663, respectively, for the year ended December 31, 2023, and a working capital deficit and accumulated deficit of approximately $12,029,311 and $37,859,604, respectively, as of December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
July 16, 2024

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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

Greenway Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

Assets

Current Assets
Cash	$1,132	$24,595
Prepaids and other	-	2,947
Total Current Assets	1,132	27,542

Total Assets	$1,132	$27,542

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,822,338	$3,317,225
Accounts payable and accrued expenses - related parties	4,549,464	3,799,452
Notes payable	652,500	672,500
Notes payable - related parties - net	2,805,774	2,805,774
Convertible note payable - net	166,667	166,667
Advances - related parties	31,200	3,500
Advances - others	2,500	-
Total Current Liabilities	12,030,443	10,765,118

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized 403,844,204 and 382,610,871 shares issued and outstanding, respectively	40,385	38,262
Additional paid-in capital	25,789,908	25,498,031
Common stock to be issued	-	5,000
Accumulated deficit	(37,859,604)	(36,278,869)
Total Stockholders’ Deficit	(12,029,311)	(10,737,576)

Total Liabilities and Stockholders’ Deficit	$1,132	$27,542

The accompanying notes are an integral part of these consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2023	2022

Operating expenses
General and administrative expenses	$960,692	$888,599
Research and development	-	54,275
Total operating expenses	960,692	942,874

Loss from operations	(960,692)	(942,874)

Other income (expense)
Interest expense	(620,043)	(591,963)
Amortization of debt discount	-	(48,232)
Gain on debt settlement	-	70,377
Total other income (expense) - net	(620,043)	(569,818)

Net loss	$(1,580,735)	$(1,512,692)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	397,741,921	371,601,679

The accompanying notes are an integral part of these consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2023

			Additional	Common Stock		Total
	Common Stock		Paid-in	to be	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

December 31, 2022	382,610,871	$38,262	$25,498,031	$5,000	$(36,278,869)	$(10,737,576)

Issuance of previously issuable shares	250,000	25	4,975	(5,000)	-	-

Stock issued for cash	18,633,333	1,863	263,637	-	-	265,500

Stock issued in exchange for debt – related parties	2,350,000	235	23,265	-	-	23,500

Net loss	-	-	-	-	(1,580,735)	(1,580,735)

December 31, 2023	403,844,204	$40,385	$25,789,908	$	$(37,859,604)	$(12,029,311)

The accompanying notes are an integral part of these consolidated financial

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

The accompanying notes are an integral part of these consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022

Operating activities
Net loss	$(1,580,735)	$(1,512,692)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	-	48,232
Stock issued for services	-	6,500
Gain on debt settlement	-	(70,377)
Changes in operating assets and liabilities
(Increase) decrease in
Prepaids and other	2,947	(2,891)
Increase (decrease) in
Accounts payable and accrued expenses	505,113	326,660
Accounts payable and accrued expenses - related parties	770,012	707,914
Net cash used in operating activities	(302,663)	(496,654)

Financing activities
Proceeds from advances - related parties	31,700	3,500
Repayment of advances – related parties	(500)	-
Proceeds from advances - other	2,500	-
Proceeds from issuance of note payable	-	30,000
Repayments on notes payable	(20,000)	(55,000)
Proceeds from stock issued for cash	265,500	482,200
Net cash provided by financing activities	279,200	460,700

Net decrease in cash	(23,463)	(35,954)

Cash - beginning of year	24,595	60,549

Cash - end of year	$1,132	$24,595

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$35,858
Cash paid for taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities
Stock issued as debt issue costs	$-	$1,991
Conversion of stockholder advances to notes payable - related parties	$3,500	$51,769
Stock issued in settlement of accrued liabilities – related parties	$20,000	$155,000
Settlement of subscription receivable - warrants	$-	$16,245
Issuance of common stock issuable	$5,000	-

The accompanying notes are an integral part of these consolidated financial statements

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2023, the Company had:

●	Net loss of $1,580,735; and
●	Net cash used in operations was $302,663

Additionally, at December 31, 2023, the Company had:

●	Accumulated deficit of $37,859,604
●	Stockholders’ deficit of $12,029,311; and
●	Working capital deficit of $12,029,311

The Company has cash on hand of $1,132 at December 31, 2023. The Company does not expect to generate sufficient revenues or positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

Management’s strategic plans include the following:

●	Execute business operations more fully during the year ended December 31, 2024,
●	Explore and execute prospective strategic and partnership opportunities

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Significant estimates during the years ended December 31, 2023 and 2022, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, advances and various debt instruments are carried at historical cost. At December 31, 2023 and 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

DECEMBER 31, 2023 AND 2022

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2023 and 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At December 31, 2023 and 2022, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

At December 31, 2023 and 2022, respectively, the Company had no derivative liabilities.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the years ended December 31, 2023 and 2022, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The Company incurred research and development expenses of $-0- and $54,275 for the years ended December 31, 2023 and 2022, respectively.

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

DECEMBER 31, 2023 AND 2022

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

At December 31, 2023 and 2022, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	December 31, 2023	December 31, 2022

Convertible debt	4,064,400	3,689,400

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

Recent Accounting Standards

Changes to accounting principles are established by the Financial Accounting Standards Board in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these consolidated financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18.00%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance - December 31, 2021	$525,000	$135,000	-	$660,000	-

Proceeds	-	-	67,500	67,500
Debt discount	-	-	(37,500)	(37,500)
Amortization of debt discount (interest expense)	-	-	37,500	37,500
Repayments	-	(55,000)	-	(55,000)
Balance - December 31, 2022	$525,000	$80,000	$67,500	$672,500	$672,500
Repayments	-	(20,000)	-	(20,000)	(20,000)
Balance – December 31, 2023	$525,000	$60,000	$67,500	652,500	652,500

1	The Company executed a settlement agreement with a third party for $525,000 in 2019. This note requires semi-annual interest payments. At December 31, 2023, the note is in default.

2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full. At December 31, 2023, the settlement agreement is in default.

3	The Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note. At December 31, 2023, the note is in default.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 4 – Notes Payable – Related Parties

The Company executed a loan agreement for up to $5,000,000 in advances with a Company owned by a stockholder and who is the brother of the Company’s Chief Financial Officer as well as a member of the Board of Directors.

The Company also has executed various loans with other stockholders and members of the Board Directors.

The notes bear interest ranging from 10% - 18%. These notes are in default at December 31, 2023.

Typically, with each of these notes, the Company has issued shares of common stock, which have been recognized as a debt discount and amortized over the life of the note.

During 2023, the Company did not issue notes under this loan structure and therefore, did not issue shares in connection with such note structure.

During 2022, the Company issued 103,538 shares of common stock under these arrangements and recorded a corresponding debt discount of $1,991.

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Balance - December 31, 2021	$2,745,264

Conversion of stockholder advances to notes payable - related parties (see Note 6)	51,769
Debt discount	(1,991)
Amortization of debt discount (interest expense)	10,732
Balance - December 31, 2022	$2,805,774
No activity in 2023	-
Balance – December 31, 2023	$2,805,774

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 5 – Convertible Note Payable

Convertible note payable and related terms were as follows:

Convertible
Terms	Note Payable

Issuance dates of note	2017
Maturity date	2019
Interest rate	4.50%
Default interest rate	18.00%
Collateral	Unsecured
Conversion rate	$0.08/share

		In-Default

Balance - December 31, 2021	$166,667	$166,667
No activity in 2022	-
Balance - December 31, 2022	$166,667	$166,667
Balance – December 31, 2023	$166,667	$166,667

Note 6 – Advances – Related Parties

Advances – related parties and related terms were as follows:

Advances
Terms	Related Parties

Issuance date of advances	Prior to 2018
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured

Balance - December 31, 2021	$68,014
Proceeds	3,500

Conversion of stockholder advances to notes payable - related parties (see Note 4)	(51,769)
Subscription receivable - warrants	(16,245)
Balance - December 31, 2022	$3,500
Proceeds	31,700
Repayment	(500)
Conversion of advances – related parties to stock	(3,500)
Balance – December 31, 2023	$31,200

During 2022, in connection with a settlement, the Company reduced amounts owed to a stockholder for $16,245 with a corresponding reduction to a subscription receivable for warrants. During 2023, related parties advanced $31,700 to the Company and $500 of such advances was repaid. Additionally, one related party advance in the amount of $3,500 was converted to common stock.

Note 7 – Commitments and Contingencies

Legal Matters

On September 7, 2021, the Company was served with a demand for mediation and potential arbitration by Gregory Sanders (“Plaintiff”), a previous employee of the Company. The demand claims Mr. Sanders had an employment agreement with the Company entitling him to certain compensation payments under the contract. No conclusion was made during mediation which occurred in the fourth quarter of 2021. On October 25, 2023, there was a hearing on Plaintiff’s motion for summary judgement. Plaintiff asserted 3 motions, all of which were denied by the court, as ordered on November 1, 2023. Plaintiff withdrew his action against the Company on January11, 2024 and the court so ordered on the same date.

On November 8, 2023, the Company was served with a demand for payments under various agreements with the plaintiffs. The Plaintiffs are Ric Halden Randy Moseley, Tunstall Canyon Group, LLC (“Tunstall Canyon”) and Chisos Equity Consultants, LLC (“Chisos”). Ric Halden and Randy Moseley were founders of the Company and served as officers and directors of the Company until 2017, when each of them resigned all positions with the Company. The Company believes that Tunstall Canyon and Chisos are majority-owned by Ric Halden. The Company has accrued liabilities to Ric Halden, Randy Moseley and Tunstall Canyon, which are all included in the liabilities reflected on the consolidated balance sheet. The Company is confident that it can settle all issues asserted in the lawsuit without going to trial. The court has set a trial date for November 24, 2024.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 8 – Stockholders’ Deficit

The Company has one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	$0.0001 par value
-	Voting at 1 vote per share

Equity Transactions for the Year Ended December 31, 2023

Stock Issued for Cash

The Company issued 18,633,333 shares of common stock for $265,500 ($0.01 - $0.02/share).

Stock Issued for Settlement of Liabilities

The Company issued 2,350,000 shares of common stock in settlement of accrued liabilities totaling $23,500, one advance of $20,000 and the other advance of $3,500 ($0.01/share). The fair value of these shares was based upon the quoted closing trading price. In connection with this settlement, there was no gain or loss on settlement.

Issuance of Previously Issuable Shares

During 2023, the Company issued 250,000 shares of issuable common stock for $5,000 ($0.02/share). These shares were purchased in 2022.

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 9 – Warrants

Warrant activity for the years ended December 31, 2023 and 2022 is summarized as follows:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2021	3,000,000	$0.03	0.75	$-
Vested and Exercisable - December 31, 2021	3,000,000	$0.03	0.75	$-
Unvested - December 31, 2021	-	$-	-	$-
Granted	-	$-	-
Exercised	-	$-	-
Cancelled/Forfeited	(3,000,000)	$0.03	-
Outstanding - December 31, 2022	-	$-	-	$-
No activity in 2023	-	-	-	-
Outstanding – December 31, 2023	-	-	-	-

Note 10 – Income Taxes

The Company’s tax expense differs from the “expected” tax expense for the period (computed by applying the corporate tax rate of 21% to loss before taxes), are approximately as follows:

	December 31, 2023	December 31, 2022
Federal income tax benefit - 21%	$(332,000)	$(318,000)
Non-deductible items	-	15,000
Subtotal	(332,000)	(318,000)
Change in valuation allowance	332,000	303,000
Income tax benefit	$-	$-

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2023 and 2022 are approximately as follows:

	December 31, 2023	December 31, 2022

Deferred Tax Assets
Deferred compensation and management fees	6,420,000	6,088,000
Net operating loss carryforwards	1,609,000	1,370.000
Total deferred tax assets	8,029,000	7,458,000
Less: valuation allowance	(8,029,000)	(7,458,000)
Net deferred tax asset recorded	$-	$-

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

During the year ended December 31, 2023 the valuation allowance increased by approximately $570,000. The total valuation allowance results from the Company’s estimate of its uncertainty in being unable to recover its net deferred tax assets.

At December 31, 2023, the Company has federal net operating loss carryforwards, which are available to offset future taxable income, of approximately $30,570,000. The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s.

NOL carryforwards that were generated after 2017 of approximately $30,570,000 may only be used to offset 80% of taxable income and are carried forward indefinitely.

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

The Company files corporate income tax returns in the United States and Texas jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2023 and 2022, respectively, there were no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

As of December 31, 2023, the Company had not filed any corporate tax returns since the year ended December 31, 2016. The Company’s failure to file penalties are immaterial.

Note 11 – Subsequent Events

Subsequent to December 31, 2023, the Company reflects the following:

Stock Issued for Cash

The Company issued 300,000 shares of common stock for $3,000 ($0.01/share).

The Company issued 2,395,334 shares of common stock for $35,930 ($0.015/share).

The Company issued 9,750,000 shares of common stock for $195,000 ($0.02/share).

Stock Issued for Services

The Company issued 2,000,000 shares of common stock to its Chief Financial Officer for services rendered, having a fair value of $20,000 ($0.01/share). The fair value of these shares was based upon the quoted closing trading price.

