Form 10-Q
period 2024-03-31
GREENWAY TECHNOLOGIES INC
filed 2024-08-07
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 7, 2024, was 416,289,538.

2

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements & Notes (Unaudited)

Greenway Technologies, Inc. and Subsidiaries

Greenway Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$-	$1,132
Total Current Assets	-	1,132
	-
Total Assets	$-	$1,132

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,979,163	$3,822,338
Accounts payable and accrued expenses - related parties	4,747,928	4,549,464
Notes payable	652,500	652,500
Notes payable - related parties - net	2,805,774	2,805,774
Convertible note payable - net	166,667	166,667
Advances - related parties	31,850	31,200
Advances - others	2,500	2,500
Total Current Liabilities	12,386,382	12,030,443

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized 403,844,204 and 403,844,204 shares issued and outstanding, respectively	40,385	40,385
Additional paid-in capital	25,789,908	25,789,908
Accumulated deficit	(38,216,675)	(37,859,604)
Total Stockholders’ Deficit	(12,386,382)	(12,029,311)

Total Liabilities and Stockholders’ Deficit	$-	$1,132

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating expenses
General and administrative expenses	$202,338	$330,591
Total operating expenses	202,338	330,591

Loss from operations	(202,338)	(330,591)

Other income (expense)
Interest expense	(154,733)	(153,128)

Total other income (expense) - net	(154,733)	(153,128)

Net loss	$(357,071)	$(483,719)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	403,844,204	388,477,538

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

December 31, 2023	403,844,204	$40,385	$25,789,908	$(37,859,604)	$(12,029,311)

Net loss	-	-	-	(357,071)	(357,071)

March 31, 2024	403,844,204	$40,385	$25,789,908	$(38,216,675)	$(12,386,382)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2023

(Unaudited)

				Common
	Common Stock		Additional Paid-in	Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

December 31, 2022	382,610,871	$38,262	$25,498,031	$5,000	$(36,278,869)	$(10,737,576)

Issuance of previously issuable shares	250,000	25	4,975	(5,000)	-	-

Stock issued for services – related party	2,000,000	200	19,800	-	-	20,000

Stock issued for cash	6,750,000	675	134,325		-	135,000

Net loss	-	-	-	-	(483,719)	(483,719)

March 31, 2023	391,610,871	$39,162	$25,657,131	$-	$(36,762,588)	$(11,066,295)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Operating activities
Net loss	$(357,071)	$(483,719)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services - related party	-	20,000
Changes in operating assets and liabilities
(Increase) decrease in
Prepaids and other	-	2,947
Increase (decrease) in
Accounts payable and accrued expenses	156,825	155,871
Accounts payable and accrued expenses - related parties	198,464	160,106
Net cash used in operating activities	(1,782)	(144,795)

Financing activities
Proceeds from advances - related parties	650	200
Repayments on notes payable	-	(15,000)
Proceeds from stock issued for cash	-	135,000
Net cash provided by financing activities	650	120,200

Net decrease in cash	(1,132)	(24,595)

Cash - beginning of period	1,132	24,595

Cash - end of period	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock issuable	$-	$5,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

Greenway Technologies, Inc. (collectively, “we,” “us,” “our” or the “Company”), through its wholly owned subsidiary, Greenway Innovative Energy, Inc., is primarily engaged in the research, development and commercialization of a proprietary Gas-to-Liquids (GTL) syngas conversion system that can be economically scaled to meet individual natural gas field/resource requirements. The Company’s proprietary and patented technology has been realized in Greenway’s first generation commercial-scale G-ReformerTM unit (“G-Reformer”), a unique and critical component of the Company’s overall GTL technology solution. Greenway’s objective is to become a material direct and licensed producer of renewable GTL synthesized diesel, jet fuels, high value chemicals, as a byproduct of the conversion process and hydrogen, with a near term focus on U.S. market opportunities.

Both of the Company’s wholly-owned subsidiaries: Universal Media Corp and Logistix Technology Systems, Inc. are currently inactive.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Liquidity, Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2024, the Company had:

●	Net loss of $357,071; and
●	Net cash used in operations was $1,782

Additionally, at March 31, 2024, the Company had:

●	Accumulated deficit of $38,216,675
●	Stockholders’ deficit of $12,386,382; and
●	Working capital deficit of $12,386,382

The Company has cash on hand of $0 at March 31, 2024. The Company does not expect to generate sufficient revenues or positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

MARCH 31, 2024

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all a adjustments (including those which are normal and recurring, considered necessary for a fair presentation of the interim financial information have been included. For the three months ended March 31, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, or for any other interim period or for any future year. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Significant estimates during the three months ended March 31, 2024 and 2023, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

At March 31, 2024 and December 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPM GREEN ENERGY, LLC (“OPMGE”). The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remaining 300 of 1,000 member units available. However, Greenway never transferred the G-Reformer to OPMGE, as required by the LIMITED LIABILITY COMPANY AGREEMENT OF OPM GREEN ENERGY, LLC. Accordingly, it defaulted on its obligation under the agreement. Since the Wharton Plant is owned by Mabert, OPMGE was no longer a viable entity as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, respectively, there were no assets within OPMGE. Accordingly, the Company’s receivable with this entity is fully reserved for as of March 31, 2024 and December 31, 2023.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At March 31, 2024 and December 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At March 31, 2024 and December 31, 2023 respectively, the Company did not have any cash in excess of the insured FDIC limit.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Property and Equipment

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts, with the resulting gain or loss reflected in operations.

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

MARCH 31, 2024

(UNAUDITED)

Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

At March 31, 2024 and December 31, 2023, respectively, the Company had no derivative liabilities.

Debt Discount

For certain notes issued, the Company may provide the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations.

Debt Issue Cost

Debt issuance cost paid to lenders or third parties are recorded as debt discounts and amortized to interest expense over the life of the underlying debt instrument, in the Consolidated Statements of Operations.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2024 and December 31, 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the three months ended March 31, 2024 and 2023, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Company incurred research and development expenses of $0 and $0 for the three months ended March 31, 2024 and 2023, respectively.

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

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black-Scholes or other models for measuring the fair value of options.

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Stock Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes or other option pricing models as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance if there is not a service period.

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

At March 31, 2024 and March 31, 2023, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	March 31, 2024	March 31, 2023

Convertible debt	4,157,888	3,781,863

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance - December 31, 2022	525,000	80,000	67,500	672,500	$672,500
Repayments	-	(20,000)	-	(20,000)	-
Balance - December 31, 2023	$525,000	$60,000	$67,500	$652,500	$652,500
No activity in 2024	-	-	-	-	-
Balance – March 31, 2024	525,000	60,000	67,500	652,500	652,500

1	The Company executed a settlement agreement with a third party for $525,000 in 2019. This note requires semi-annual interest payments. At March 31, 2024, the note is in default.

2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full. At March 31, 2024, the note is in default.

3	The Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note. At March 31, 2024, the note is in default.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Note 4 – Notes Payable – Related Parties

The Company executed a loan agreement for up to $5,000,000 in advances with a Company owned by a stockholder and who is the brother of the Company’s Chief Financial Officer as well as a member of the Board of Directors.

The Company also has executed various loans with other stockholders and members of the Board Directors.

The notes bear interest ranging from 10% - 18%. The notes all have initial one-year (1) dates to maturity All of the notes payable - related parties are in default.

With each of these notes, the Company has issued shares of common stock, which have been recognized as a debt discount and amortized over the life of the note.

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Notes Payable
Terms	Related Parties

Issuance date of notes	Various
Maturity date	1 year
Interest rate	10% - 18%
Collateral	All assets

Balance - December 31, 2022	2,805,774
No activity in 2023	-
Balance - December 31, 2023	2,805,774
No activity in the first quarter of 2024	-
Balance - March 31, 2024	$2,805,774

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Note 5 – Convertible Note Payable

Convertible note payable and related terms were as follows:

Convertible
Terms	Note Payable

Issuance dates of note	2017
Maturity date	2019
Interest rate	4.50%
Default interest rate	18.00%
Collateral	Unsecured
Conversion rate	$0.08/share

		In-Default

Balance - December 31, 2022	166,667	166,667
No activity in 2023	-
Balance – December 31, 2023	166,667	166,667
No activity in the first quarter of 2024	-
Balance - March 31, 2024	$166,667	$166,667

This note is in default as of March 31, 2024 and December 31, 2023.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Note 6 – Advances – Related Parties

Advances – related parties and related terms were as follows:

Advances
Terms	Related Parties

Issuance date of advances	Prior to 2018
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured

Balance - December 31, 2022	3,500
Proceeds - net	31,200
Conversion of stockholder advances to notes payable - related parties (see Note 8)	$(3,500)
Balance - December 31, 2023	31,200
Proceeds	650
Balance - March 31, 2024	31,850

In first quarter 2024, the Company received $650 from its Chief Financial Officer for working capital. During 2023, related parties advanced $31,700 to the Company and $500 was repaid. Additionally, one related party advance in the amount of $3,500 was converted to common stock.

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

On November 8, 2023, the Company was served with a demand for payments under various agreements with the plaintiffs. The Plaintiffs are Richard Halden Randy Moseley, Tunstall Canyon Group, LLC (“Tunstall Canyon”) and Chisos Equity Consultants, LLC (“Chisos”). Ric Halden and Randy Moseley were founders of the Company and served as officers and directors of the Company until 2017, when each of them resigned all positions with the Company. The Company believes that Tunstall Canyon and Chisos are majority-owned by Richard Halden. The Company has accrued liabilities to Richard Halden, Randy Moseley and Tunstall Canyon, which are all included in the liabilities reflected on the consolidated balance sheet. The Company is confident that it can settle all issues asserted in the lawsuit without going to trial. The court has set a trial date for November 24, 2024

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Note 8 – Stockholders’ Deficit

The Company has one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	$0.0001 par value
-	Voting at 1 vote per share

Equity Transactions for the Three Months Ended March 31, 2024

The Company did not issue any shares during the three months ended March 31, 2024.

Notes Payable – Related Parties

As of March 31, 2024, the principal amount outstanding we $2,805,774 and accrued interest payable was $2,137,627. The total amount payable was $4,943,401

Equity Transactions for the Year Ended December 31, 2023

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Note 9 – Related Party Transactions

Accounts Payable and Accrued Expenses

As of March 31, 2024 and December 31, 2023, the amount of accrued interest on related party notes, which is included as part of Accounts Payable and Accrued Expenses – Related Parties on the Consolidated Balance Sheet, is $2,137,627 and $2,014,163, respectively

As of March 31, 2024 and December 31, 2023, the amount of accrued related party compensation, which is included as a part of Accounts Payable and Accrued Expenses – Related Parties in the Consolidated Balance Sheet is $2,610,301 and $2,533,301, respectively.

Advances

As of March 31, 2024 and December 31, 2023, the amount of advances due to related parties is $31,850 and $31,200, respectively (See Note 6).

Notes Payable

As of March 31, 2024 and December 31, 2023, the amount of notes payable to related parties is $2,805,774 (See Note 4).

Note 10 – Subsequent Events

Subsequent to March 31, 2024, the Company reflects the following:

Stock Issued for Cash

The Company issued 300,000 shares of common stock for $3,000 ($0.01/share).

The Company issued 2,395,334 shares of common stock for $35,930 ($0.015/share).

The Company issued 9,750,000 shares of common stock for $195,000 ($0.02/share).

Resignation of Kent Harer, Acting President

Kent Harer, Acting President resigned on July 25, 2024

Key Employees

Robert Kevin Jones was named President of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending March 31, 2024 and 2023 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources, should be read in conjunction with our Annual Form 10-K filed on July 16, 2024. As discussed in Note 1 to these unaudited consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the unaudited consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

In this Form 10-Q, “we,” “our,” “us,” the “Company” and similar terms in this report, including references to “UMED” and “Greenway” all refer to Greenway Technologies, Inc., and our wholly-owned subsidiary, Greenway Innovative Energy, Inc., unless the context requires otherwise.

Overview

We are engaged in the research and development of proprietary gas-to-liquids (“GTL”) synthesis gas (“Syngas”) conversion systems and micro-plants that can be scaled to meet specific gas field production requirements. Our patented and proprietary technologies have been realized in our first commercial G-ReformerTM unit (“G-Reformer”), a unique component used to convert natural gas into Syngas, which when combined with a Fischer-Tropsch (“FT”) reactor and catalyst, produces fuels including gasoline, diesel, jet fuel, methanol, ns high-value chemicals. We are also actively involved in producing G-Reformers to produce hydrogen. G-Reformer units can be deployed to process a variety of natural gas streams including pipeline gas, associated gas, flared gas, vented gas, coal-bed methane and/or biomass gas. When derived from any of these natural gas sources, the liquid fuels created are incrementally cleaner than conventionally produced oil-based fuels. Our Company’s objective is to become a material direct and licensed producer of renewable GTL synthesized diesel and jet fuels, with a near -term focus on U.S. market opportunities. For more information about our Company, please visit our website located at https://gwtechinc.com/.

Our GTL Technology

On August 2012, we acquired 100% of GIE, pursuant to that certain Purchase Agreement, by and between us and GIE, dated August 29, 2012, and filed as Exhibit 10.5 to this Form 10-K, and incorporated by reference herein (the “GIE Acquisition Agreement”). GIE owns patents and trade secrets for proprietary technology to convert natural gas into Syngas. Based on a new, breakthrough process called Fractional Thermal Oxidation™ (“FTO”), we believe that the G-Reformer, combined with conventional FT processes, offers an economical and scalable method to converting natural gas to liquid fuels, high-value chemicals, methanol and hydrogen. On February 15, 2013, GIE filed for its first patent on this GTL technology, resulting in the issue of U.S. Patent 8,574,501 B1 on November 5, 2013. On November 4, 2013, GIE filed for a second patent covering other unique aspects of the design and was issued U.S. Patent 8,795,597 B2 on August 5, 2014. The Company has several other pending patent applications, both domestic and international, related to various components and processes relating to our proprietary GTL methods, complementing our existing portfolio of issued patents and pending patent applications.

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

Products created by the GTL process include High Cetane Diesel, Naphtha, Technical Grade Water, and high value, high purity chemicals. The chemicals which would be produced in the GTL plant would be vital to many industries including pharmaceutical, cosmetics, fragrances, adhesives, and others. The vast majority of these chemicals are produced in China. Such dependencies make America captive to shortfalls whether they are manufacturing related or intentional. By making these chemicals in the USA, we reduce that dependency and keep the product, the jobs, and the profits in America.

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

Competition

Key industry players include Chevron Corporation; KBR Inc, PetroSA, Qatar Petroleum, Royal Dutch Shell; and Sasol Limited. In terms of global production and consumption, Shell had the largest market share in 2023, with virtually all current production located overseas. Our technology is not designed to compete with the large refinery-size GTL plants operated by such large industry operators. Our plants are designed to be scaled to meet individual gas field production requirements on a distributed and mobile basis. According to a report released in July 2019 by the Global Gas Flaring Reduction Partnership (“GGFRP”), there are currently only 5 small-scale GTL plant technologies that have been proven and are now available for flared gas monetization available in the U.S., including: Greyrock (“Flare to Fuels”); Advantage Midstream (licensing Greyrock technology); EFT (“Flare Buster”); Primus GE and GasTechno (“Methanol in a Box”). We were not a direct part of this study, as we had not received 3rd party certification of our proprietary technology as of the date of this report.

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

Employees

As of the filing date of this Form 10-Q, we have three (3) employees. One of the employees has no employment agreement and receives no compensation. The other two (2) employees have employment agreements and compensation is accrued pursuant to those agreements. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

We remain dependent on both third party and related party sources of funding for continuation of our operations (debt and/or equity based). Our independent registered public accounting firm issued a going concern qualification in their report dated July 16, 2024 and filed with our annual report on Form 10-K, which is included by reference to our Financial Statements and raises substantial doubt about our ability to continue as a going concern.

	March 31,	March 31,	Increase
	2024	2023	(Decrease)	% Change

Net loss	$357,071	$483,719	$(126,648)	(26.18)%	1
Net cash used in operations	$1,782	$144,795	$(143,013)	(98.77)%	2
Working capital deficit	$12,386,382	$11,066,295	$1,320,087	11.93%	3
Stockholders’ deficit	$12,386,382	$11,066,295	$1,320,087	11.93%	4

1 – Our net loss decreased by $126,648, primarily due to a decrease in general and administrative expenses of $128,648. Legal expenses decreased by $86,405, mining expenses decreased by $33,287, external accounting fees decreased by $13,500 and stock-based compensation decreased by $20,000. These decreases were partially offset by increases of $31,352 for consulting services.

2- Our net cash used in operations increased primarily due to the net loss decreasing by $126,648 and an increase of $788,370 in accounts payable and accrued expenses – related parties. This was partially offset by a $20,000 decrease related to stock issued for services – related party

3 – The increase in our working capital deficit related to increases in accounts payable and accrued expenses of $506,067, accounts payable, accrued expenses – related parties of $788,370 and advances – related parties of $28,150.

4 – The increase in stockholders’ deficit related to our net loss of $357,071.

As of March 31, 2024, we had total liabilities in excess of assets by $12,386,382 and used net cash of $1,782 for our operating activities. This is as compared to the most recent year ended December 31, 2023, when we used net cash of $302,663 for operating activities.

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

Results of Operations

Three-months ended March 31, 2024, compared to the three-months ended March 31, 2023

We had no revenues for our consolidated operations for the quarters ended March 31, 2024 and 2023, respectively.

We reported consolidated net losses for the three months ended March 31, 2024 and 2023 of $357,071 and $483,719 respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the three months ended March 31, 2024 and 2023:

			$
	March 31,	March 31,	Increase
	2024	2023	(Decrease)	% Change

Revenues	$-	$-	$-	0.00%

General and administrative expenses	$202,338	$330,591	$(128,253)	(38.80%)	1
Interest expense	$154,733	$153,128	$1,605	1.05%	2

1 – General and administrative expenses decreased as follows - legal expenses decreased by $86,405, mining expenses decreased by $33,287, external accounting fees decreased by $13,500 and stock-based compensation decreased by $20,000. These decreases were partially offset by increases of $31,352 for consulting services.

2 – Interest expense increased due to the first quarter of 2024 having one additional day than the first quarter of 2023.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of March 31, 2024, we had $0 in cash, total assets of $0, and total liabilities of $12,386,382. Our total accumulated deficit at March 31, 2024 was $38,216,675.

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between March 31, 2024 and 2023:

			$
	March 31,	March 31,	Increase
	2024	2023	(Decrease)	% Change

Cash	$-	$-	$-
Prepaids and other	$-	$-	$-
Total current assets	$-	$-	$-
Total assets	$-	$-	$-

Accounts payable and accrued expenses	$3,979,163	$3,473,096	$506,067	14.57%	1
Accounts payable and accrued expenses - related party	$4,747,928	$3,959,558	$788,370	16.60%	2
Note payable	$652,500	$657,500	$(5,000)	.76%	3
Notes payable - related parties - net	$2,805,774	$2,805,774	$-	0.00%
Convertible note payable - net	$166,667	$166,667	$-	0.00%
Advances - related parties	$31,850	$3,700	$28,150	5.71%	4
Advances - other	2,500		2,500
Total current liabilities	$12,386,382	$11,066,295	$1,320,087	8.30%	5
Total liabilities	$12,386,382	$11,066,295	$1,320,087	8.30%	5

1 and 2 - Lack of cash resources resulted in increasing these liabilities.

3 – This was a $5,000 payment on the loan payable.

4 – Proceeds of $31,850 advanced by Officers and Directors and a repayments of an advance in the amount of $3,700 through issuance of stock in exchange for debt repayment.

5 – See all discussions in #1 - #5.

To increase our working capital, we have considered raising additional debt and/or equity based financing from both third parties and related parties. However, terms of these financings may not be favorable to the Company.

Cash Flows

			$
	March 31,	March 31,	Increase
	2024	2023	(Decrease)	% Change

Net cash used in operating activities	$1,782	$144,795	$(143,013)	(98.77)%
Net cash used in investing activities	$-	$-	$-	0.00%
Net cash provided by financing activities	$650	$120,200	$(119,550)	99.46%

Operating activities

Our net cash used in operations decreased due primarily to a decrease of $126,648 of net loss and an increase of $788,370 in accounts payable and accrued expenses – related parties.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities was $0 and $120,200 for the three months ended March 31, 2024 and 2023, respectively.

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

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $38,216,675 and $37,859,604 as of March 31, 2024 and December 31, 2023, respectively.

Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Commitments

Capital Expenditures - none

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-months ended March 31, 2024, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, as Chief Financial Officer. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. The Company has accrued $10,000 and $10,000 at March 31, 2024 and December 31, 2023, respectively. For the 3 months ended March 31, 2024, $30,000 was accrued under the employment agreements.

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

Mining Leases

We have a minimum commitment during 2024 of approximately $14,400 for our annual lease maintenance fees due to Bureau of Land Management (“BLM”) for the Arizona Property, with such payment due by August 31, 2024. There is no actual lease agreement with the BLM, but we file an annual maintenance fee form and pay fees to the BLM to hold our claims.

Financing – Three Months Ended March 31, 2024 and the Year Ended December 31, 2023

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the period ended March 31, 2024, we received $650 in related party loans from our Chief Financial Officer, Ransom Jones.

For the year ended December 31, 2023, we received $31,500 in related party loans from officers and directors.

Third-party financing

For the period ended March 31, 2024, we received $0 in debt financing.

On various dates throughout the year ended December 31, 2023, the Company issued 21,233,333 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to a private placement sale to various accredited investors, for $265,500 ($0.01 - $0.02/share).

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

Significant estimates during the three months ended March 31, 2024 and 2023, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At March 31, 2024 and December 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At March 31, 2024 and December 31, 2023, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2024 and December 31, 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the three months ended March 31, 2024 and 2023, respectively.

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

The Company incurred research and development expenses of $0 and $0 for the three months ended March 31, 2024 and 2023, respectively.

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

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes or other acceptable binomial methods for measuring the fair value of options.

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

At March 31, 2024 and 2023, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	March 31, 2024	March 31, 2023

Convertible debt	4,157,888	3,689,400
Warrants	-	-
	4,157,888	3,689,400

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

During the quarter ended March 31, 2024, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of March 31, 2024, our internal controls over financial reporting were ineffective. Also, management has concluded that internal controls over disclosure controls and procedures were ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2024:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended March 31, 2024, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending March 31, 2024, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Information regarding risk factors appears in Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended March 31, 2024, the Company issued no (zero) shares of Rule 144 restricted common stock.

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

Our transfer agent is Transfer Online, Inc., whose address is 512 SE Salmon Street, Portland, Oregon 97214, 2nd Floor, telephone number (503) 227-2950.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

March 31, 2024

In May 2022, the Company issued a note payable for $67,500, with an original issue debt discount of $37,500, resulting in net proceeds of $30,000. The note was due on September 30, 2022 and at March 31, 2024 remains in default.

On December 20, 2017, the Company issued a convertible promissory note for $166,667, fully payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. At March 31, 2024 remains in default.

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd., as part of the consideration for an agreed stipulated judgment, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. Since the note was issued, two semiannual payments of interest have been paid. The Company was in default of its semiannual interest payment due on February 15, 2021. In May 2021, the Company made the semi-annual interest payment (including late fees) and cured the default. However, the Company again failed to make the required payments and at March 31, 2024 remains in default.

On September 14, 2018, the Company entered into a Loan Agreement and a related Security Agreement with Mabert, LLC (“Mabert”). Under the Loan Agreement, up to $5,000,000 of principal may be loaned to the Company. Under the related Security Agreement, Mabert has a security interest in all the assets of the Company. This security interest is supported by a UCC-1 filed on September 28, 2023 and its scheduled lapse date is October 10, 2028. As of March 31, 2024, the principal amount outstanding is $3,624,941 and accrued interest is $2,481,006. The loans were made by 8 individuals, consisting of 25 loans. The interest rate varies from 10% to 18%, depending on the amount loaned. All of the loans made to the Company under this Loan Agreement have maturities of one year. At March 31. 2024, all of these loans are in default.

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

32.3*	Texas UCC Amendment Filing Acknowledgement
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Instance Document
101.CAL	Inline XBRL Instance Document
101.DEF	Inline XBRL Instance Document
101.LAB	Inline XBRL Instance Document
101.PRE	Inline XBRL Instance Document
104	Inline XBRL Instance Document

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: August 7, 2024

	By	/s/ Robert Kevin Jones
Robert Kevin Jones, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

