Form 10-Q
period 2024-06-30
GREENWAY TECHNOLOGIES INC
filed 2024-08-13
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 13, 2024, was 416,289,538.

2

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements & Notes (Unaudited)

Greenway Technologies, Inc. and Subsidiaries

Greenway Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)

Assets

Current Assets
Cash	$1	$1,132
Total Current Assets	1	1,132

Total Assets	$1	$1,132

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,086,125	$3,822,338
Accounts payable and accrued expenses - related parties	4,981,393	4,549,464

Notes payable	652,500	652,500
Notes payable - related parties - net	2,805,774	2,805,774
Convertible note payable - net	166,667	166,667
Advances - related parties	2,286	31,200
Advances - others	2,500	2,500
Total Current Liabilities	12,697,245	12,030,443

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized 406,539,538 and 403,844,204 shares issued and outstanding, respectively	40,655	40,385
Additional paid-in capital	25,828,568	25,789,908
Accumulated deficit	(38,566,467)	(37,859,604)
Total Stockholders’ Deficit	(12,697,244)	(12,029,311)

Total Liabilities and Stockholders’ Deficit	$1	$1,132

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,
	2024	2023
Operating expenses
General and administrative expenses	$197,610	$207,577

Total operating expenses	197,610	207,577

Loss from operations	(197,610)	(207,577)

Other income (expense)
Interest expense	(152,182)	(154,568)
Total other income (expense) - net	(152,182)	(154,568)

Net loss	$(349,792)	$(362,145)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	405,621,347	396,848,233

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating expenses
General and administrative expenses	$399,948	$538,168
Total operating expenses	399,948	538,168

Loss from operations	(399,948)	(538,168)

Other income (expense)
Interest expense	(306,915)	(307,696)
Total other income (expense) – net	(306,915)	(307,696)
Net loss	$(706,863)	$(845,864)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	404,732,776	392,686,009

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

March 31, 2024	403,844,204	$40,385	$25,789,908	$(38,216,675)	$(12,386,382)

Stock Issued for cash	300,000	30	2,970	-	3,000

Stock issued for settlement of liability – related party	2,395,334	240	35,690	-	35,930

Net loss	-	-	-	(349,792)	(349,792)

June 30, 2024	406,539,538	$40,655	$25,828,568	$(38,566,467)	$(12,697,244)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

March 31, 2023	391,610,871	$39,162	$25,657,131	(36,762,588)	$(11,066,295)

Stock issued for cash	9,133,333	913	102,087	-	103,000

Net loss	-	-	-	(362,145)	(362,145)

June 30, 2023	400,744,204	$40,075	$25,759,218	$(37,124,733)	$(11,325,440)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

December 31, 2023	403,844,204	$40,385	$25,789,908	$(37,859,604)	$(12,029,311)

Stock issued for cash	300,000	30	2,970	-	3,000

Stock issued for settlement of liability - related party	2,395,334	240	35,690	-	35,930

Net loss	-	-	-	(706,863)	(706,863)

June 30, 2024	406,539,538	$40,655	$25,828,568	$(38,566,467)	$(12,697,244)

The accompanying notes are an integral part of these unaudited consolidated financial

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2023

(Unaudited)

	Common Stock		Additional Paid-in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

December 31, 2022	382,610,871	$38,262	$25,498,031	$5,000	$(36,278,869)	$(10,737,576)

Issuance of previously issued shares	250,000	25	4,975	(5,000)	-	-

Stock issued for cash	15,883,333	1,588	236,412	-	-	238,000

Stock issued in exchange for debt - related party	2,000,000	200	19,800	-	-	20,000

Net loss	-	-	-	-	(845,864)	(845,864)

June 30, 2023	400,744,204	$40,075	$25,759,218	$-	$(37,124,733)	$(11,325,440)

The accompanying notes are an integral part of these unaudited consolidated financial

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

Operating activities
Net loss	$(706,863)	$(845,864)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities
(Increase) decrease in
Prepaids and other	-	2,947
Increase (decrease) in
Accounts payable and accrued expenses	263,787	235,968
Accounts payable and accrued expenses - related parties	431,929	371,370
Net cash used in operating activities	(11,147)	(235,579)

Financing activities
Proceeds from advances - related parties	7,016	200
Repayments of advances – related parties	-	(200)
Repayments of notes payable	-	(20,000)
Proceeds from stock issued for cash	3,000	238,000
Net cash provided by financing activities	10,016	218,000

Net decrease in cash	(1,131)	(17,579)

Cash - beginning of period	1,132	24,595

Cash - end of period	$1	$7,016

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock issuable	$-	$5,000
Stock issued for settlement of liability– related party	$35,930	$20,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2024, the Company had:

●	Net loss of $706,863; and
●	Net cash used in operations was $11,147

Additionally, at June 30, 2024, the Company had:

●	Accumulated deficit of $38,566,467
●	Stockholders’ deficit of $12,697,244 and
●	Working capital deficit of $12,697,244

The Company has cash on hand of $1 at June 30, 2024. The Company does not expect to generate sufficient revenues or positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

JUNE 30, 2024

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on July 16, 2024.

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

Significant estimates during the six months ended June 30, 2024 and 2023, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

At June 30, 2024 and December 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPM GREEN ENERGY, LLC (“OPMGE”). The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remaining 300 of 1,000 member units available. However, Greenway never transferred the G-Reformer to OPMGE, as required by the Limited Liability Company Agreement of OPMGE. Accordingly, it defaulted on its obligation under the agreement. Since the Wharton Plant is owned by Mabert, OPMGE was no longer a viable entity as of June 30, 2024 and December 31, 2023.

As of June 30, 2024 and December 31, 2023, respectively, there were no assets within OPMGE. Accordingly, the Company’s receivable with this entity is fully reserved for as of June 30, 2024 and December 31, 2023.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At June 30, 2024 and December 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At June 30, 2024 and December 31, 2023, respectively, the Company did not have any cash in excess of the insured FDIC limit.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

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

JUNE 30, 2024

(UNAUDITED)

Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

At June 30, 2024 and December 31, 2023, respectively, the Company had no derivative liabilities.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2024 and December 31, 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the six months ended June 30, 2024 and 2023, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Company incurred research and development expenses of $0 and $0 for the six months ended June 30, 2024 and 2023, respectively.

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

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes or other acceptable binomial models for measuring the fair value of options.

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value, the Company considers the following assumptions in the Black-Scholes or other acceptable binomial models:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

At June 30, 2024 and 2023, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	June 30, 2024	June 30, 2023

Convertible debt	4,251,375	3,875,000

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance - December 31, 2022	525,000	80,000	67,500	672,500	$672,500
Repayments	-	(20,000)	-	(20,000)
Balance – December 31, 2023	$525,000	$60,000	$67,500	$652,500	$652,500
No activity in 2024	-	-	-	-	-
Balance - June 30, 2024	$525,000	$60,000	$67,500	$652,500	$652,500

1	The Company executed a settlement agreement with a third-party for $525,000 in 2019. This note requires semi-annual interest payments. At June 30, 2024, the note is in default.

2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full. At June 30, 2024, this settlement agreement is in default.

3	In 2022, the Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note. At June 30, 2024, the note is in default.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Note 4 – Notes Payable – Related Parties

The Company executed a loan agreement for up to $5,000,000 in advances with a Company owned by a stockholder and who is the brother of the Company’s Chief Financial Officer. At the time the loan agreement was executed, Kevin Jones was also well as a member of the Board of Directors. He has now been reelected to the Board of Directors.

The Company has also executed various loans with other stockholders and members of the Board of Directors.

The notes bear interest ranging from 10% - 18%. The notes all have initial one-year (1) dates to maturity. At June 30, 2024, all of the notes are in default.

Typically, with each of these notes, the Company has issued shares of common stock, which have been recognized as a debt discount and amortized over the life of the note.

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Notes Payable
Terms	Related Parties

Issuance date of notes	Various
Maturity date	1 year
Interest rate	10% - 18%
Collateral	All assets

Balance - December 31, 2022	$2,805,774

No activity in 2023	-
Balance – December 31, 2023	$2,805,774
No activity through June 30, 2024	$-
Balance – June 30, 2024	$2,805,774

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Note 5 – Convertible Note Payable

Convertible note payable and related terms were as follows:

Convertible
Terms	Note Payable

Issuance dates of note	2017
Maturity date	2019
Interest rate	4.50%
Default interest rate	18.00%
CollateTral	Unsecured
Conversion rate	$0.08/share

		In-Default
Balance - December 31, 2022	$166,667	$166,667

No activity in 2023	-
Balance – December 31, 2023	$166,667	$166,667
No activity through June 30, 2024	-
Balance – June 30, 2024	$166,667	$166,667

This note is in default as of June 30, 2024 and December 31, 2023.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Note 6 – Advances – Related Parties

Advances – related parties and related terms were as follows:

Advances
Terms	Related Parties

Interest rate	0%
Collateral	Unsecured

Balance - December 31, 2022	3,500
Proceeds - net	31,200
Conversion of stockholder advances to notes payable – related parties (see Note 8)	(3,500)
Balance – December 31, 2023	$31,200
Proceeds	7,016
Conversion of stockholder advances to notes payable - related parties (see Note 8)	(35,930)
Balance June 30, 2024	2,286

In the first quarter 2024, the Company received $650 and the second quarter 2024 $1,586 from its Chief Financial Officer for working capital, which has been repaid in the third quarter of 2024. During the second quarter 2024, the Acting President paid $2,700 and a Director paid $2,730 directly to a vendor on behalf of the Company. In the second quarter 2024, those advances, including outstanding balance of $30,500 were converted from Advances – Related Parties to common stock. During 2023, related parties advanced $31,700 to the Company and $500 was repaid. Additionally, one related party advance in the amount of $3,500 was converted to common stock.

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

JUNE 30, 2024

(UNAUDITED)

Note 8 – Stockholders’ Deficit

The Company has one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	$0.0001 par value
-	Voting at 1 vote per share

Equity Transactions for the Six Months Ended June 30, 2024

Stock Issued for Cash

In the second quarter of 2024, the Company issued 300,000 shares of common stock for $3,000 ($0.01 per share).

Stock Issued for Settlement of Liability

In the second quarter of 2024, the Company issued 2,395,334 shares of common stock in satisfaction of debt owed to it Acting President in the amount of $12,700 and to a member of the board of directors in the amount of $23,230, having a fair value of $35,930 ($0.015/share). The fair value of these shares was based upon the quoted closing trading price.

Equity Transactions for the Year Ended December 31, 2023

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

Note 9 - Related Party Transactions

Accounts Payable and Accrued Expenses

As of June 30, 2024 and December 31, 2023, the amount of accrued interest on related party notes, which is included as part of Accounts Payable and Accrued Expenses – Related Parties on the Consolidated Balance Sheet, is $2,261,091 and $2,014,163, respectively.

As of June 30,2024, and December 31, 2023, the amount of accrued related party compensation, which is included as a part of Accounts Payable and Accrued Expenses – Related Parties in the Consolidated Balance Sheet is $2,720,302 and $2,533,301, respectively.

Advances

As of June 30, 2024 and December 31, 2023, the amount of advances due to related parties is $2,286 and $31,200, respectively (See Note 6).

Notes Payable

As of March 31, 2024 and December 31, 2023, the amount of notes payable to related parties is $2,805,774 (See Note 4).

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Note 10 – Subsequent Events

Subsequent to June 30, 2024, the Company reflects the following:

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

Key Employees

Robert Kevin Jones was named President of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending June 30, 2024 and 2023 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Overview

We are engaged in the research and development of proprietary gas-to-liquids (“GTL”) synthesis gas (“Syngas”) conversion systems and micro-plants that can be scaled to meet specific gas field production requirements. Our patented and proprietary technologies have been realized in our first commercial G-ReformerTM unit (“G-Reformer”), a unique component used to convert natural gas into Syngas, which when combined with a Fischer-Tropsch (“FT”) reactor and catalyst, produces fuels including gasoline, diesel, jet fuel, methanol and high-value chemicals. G-Reformer units can be deployed to process a variety of natural gas streams including pipeline gas, associated gas, flared gas, vented gas, coal-bed methane and/or biomass gas. When derived from any of these natural gas sources, the liquid fuels created are incrementally cleaner than conventionally produced oil-based fuels. Our Company’s objective is to become a material direct and licensed producer of renewable GTL synthesized diesel and jet fuels, with a near -term focus on U.S. market opportunities. Our G-]Reformer also has the capability to convert natural gas into hydrogen. For more information about our Company, please visit our website located at https://gwtechinc.com/.

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

Employees

As of the filing date of this Form 10-Q, we have three (3) employees. One of the employees has no employment agreement and receives no compensation. The other tow (2) employees have employment agreements and compensation is accrued pursuant to those agreements. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

We remain dependent on both third-party and related-party sources of funding for continuation of our operations (debt and/or equity based). Our independent registered public accounting firm issued a going concern qualification in their report dated July16, 2024 and filed with our annual report on Form 10-K, which is included by reference to our Financial Statements and raises substantial doubt about our ability to continue as a going concern.

	June 30, 2024	June 30, 2023	Increase (Decrease)	% Change

Net loss	$706,863	$845,864	$(139,001)	(16.43	)%1
Net cash used in operations	$11,147	$235,579	$(224,442)	(95.27	)%2
Working capital deficit	$12,697,245	$11,325,440	$1,371,805	12.11	%3
Stockholders’ deficit	$12,697,244	$11,325,440	$1,371,804	12.11	%4

1 – Our net loss decreased by $139,001, due to a decrease in general and administrative expenses of $138,220.

The decrease was related primarily to a decrease in legal expenses $107,704, a decrease in expenses on mining leases of $36,613, a decrease of $14,005 in SEC filing and compliance expense, a decrease of $20,000 in stock-based compensation and a decrease in professional fees of $23,500. These decreases were offset by an increase in consulting fees of $37,860..

2- Our net cash used in operations decreased due to a decrease in net loss of $139,001, an increase in accounts payable and accrued expenses of $263,787 and a change in accounts payable and accrued expenses – related parties of $60,558.

3 – The increase in our working capital deficit resulted primarily from an increase in accounts payable and accrued expenses of $263,787 and increase accounts payable and accrued expenses – related parties of $431,929.

4 – The increase in stockholders’ deficit is related to our net loss.

As of June 30, 2024, we had total liabilities in excess of assets by $12,697,244 and used net cash of $11,147 for our operating activities. This is as compared to the most recent year ended December 31, 2023, when we used net cash of $480,953 for operating activities.

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

Results of Operations

Three-months ended June 30, 2024, compared to the three-months ended June 30, 2023

We had no revenues for our consolidated operations for the quarters ended June 30, 2024 and 2023, respectively.

We reported consolidated net losses for the three months ended June 30, 2024 and 2023 of $349,792 and $362,145, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the three months ended June 30, 2024 and 2023:

			$
	June 30, 2024	June 30, 2023	Increase (Decrease)	% Change

Revenues	$-	$-	$-	0.00%

General and administrative expenses	$197,610	$207,577	$(9,967)	-4.80	%1
Interest expense	$152,182	$154,568	$(2,386)	-1.54%

1 – The decrease was primarily due to reductions in legal expenses of $21,299, salary expense of $20,000, and fees paid to external accountants in the amount of $10,000. The decreases were reduced by an increase in consulting fees of $6,484.

Six-months ended June 30, 2024, compared to the six-months ended June 30, 2023

We had no revenues for our consolidated operations for the six months ended June 30,2024 and 2023, respectively.

We reported consolidated net losses for the six months ended June 30,2024 and 2023 of $845,864 and $706,863, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the six months ended June 30, 2024 and 2023:

			$
	June 30, 2024	June 30, 2023	Increase (Decrease)	% Change

Revenues	$-	$-	$-	0.00%

General and administrative expenses	$399,948	$538,168	$(138,219)	(25.68)	%1
Interest expense	$306,915	$307,696	$(781)	(0.25)%

1 – The decrease was primarily due to a decrease in legal fees of $107,704, a decrease in lease expense on mining interests of $36,613, a decrease in SEC filing and compliance expenses of $14,005, a decrease in fees paid to external accountants in the amount of $23,500 and a decrease in employee stock-based compensation in the amount of $20,000. There were increases in consulting fees of $37,836, an increase in salaries of $20,000 and an increase is fees paid for our stock quoting services in the amount of $8,400.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of June 30, 2024, we had $1 in cash, total assets of $1, and total liabilities of $12,697,245. Our total accumulated deficit at June 30, 2024 was $38,566,467.

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between June 30, 2024 and 2023:

			$
	June 30, 2024	June 30, 2023	Increase (Decrease)	% Change

Cash	$1	$7,016	$(7,015)	-99.99	%1
Total current assets	$1	$7,016	$(7,015)	99.99%
Total assets	$1	$7,016	$(7,015)	-99.99%

Accounts payable and accrued expenses	$4,086,125	$3,553,193	$532,932	15.00	%2
Accounts payable and accrued expenses - related party	$4,981,393	$4,150,822	$830,571	20.01	%2
Note payable	$652,500	$652,500	$-	0.00%
Notes payable - related parties - net	$2,805,774	$2,805,774	$-	0.00%
Convertible note payable - net	$166,667	$166,667	$-	0.00%
Advances - related parties	$2,286	$3,500	$(1,214)	0.00%
Advances - other	$2,500	-	2,500	100.00%
Total current liabilities	$12,697,245	$11,332,456	$1,364,789	12.04	%3
Total liabilities	$12,697,245	$11,332,456	$1,364,789	12.04	%3

1 – Cash decreased in connection with the payment of accounts payable and accrued expenses and other general and administrative expenses.

2 – Accounts payable and accrued expenses and accounts payable – related parties increase because the Company accrued more expenses than it paid on those liabilities.

3 – See all discussions in #1- #2.

To increase our working capital, we have considered raising additional debt and/or equity-based financing from both third-parties and related-parties. However, terms of these financings may not be favorable to the Company.

Cash Flows

			$
	June 30, 2024	June 30, 2023	Increase (Decrease)	% Change

Net cash used in operating activities	$(11,147)	$(235,579)	$224,432	95.27%
Net cash provided by financing activities	$10,016	$218,000	$(207,984)	(95.41)%

Operating activities

Our net cash used in operations increased primarily due to a decrease in our net loss of $139,001, an increase in accounts payable and accrued expenses of $263,787 and an increase in accounts payable and accrued expenses – related parties of $431,929.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities was $10,016 and $218,000 for the six months ended June 30, 2024 and 2023, respectively.

In 2024, the Company sold stock for cash for $3,000. The Company issued shares of stock to related parties in the amount of $35,930 in repayment of advances – related parties.

In 2024, the Company received a $7,016 in advances from related parties.

For the six months ended June 30, 2023, the Company received $200 of advances – related party from our Chief Financial Officer, Ransom Jones, which was fully repaid in the quarter ended June 30, 2023. For the six months ended June 30, 2023, the Company issued 15,883,333 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors, for ($0.01 - $0.02) per share.

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $38,566,467 and $37,124,733 as of June 30, 2024 and June 30, 2023, respectively.

Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Commitments

Capital Expenditures - none

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the six months ended June 30, 2024 and June 30, 2023, the Company accrued $90,000 under the terms of the agreement.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, as Chief Financial Officer. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. During the six months ended June 30, 2024 and 2023, the Company accrued $95,000 and $75,000, respectively, under the terms of the agreement.

Mr. Jones is entitled to participate in the Company’s benefit plans if and when such plans exist.

Consulting Agreements

On an ongoing basis, the Company utilizes the services of a variety of external consultants. There are Agreements in effect with 5 of the consultants.

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

Financing – Six Months Ended June 30, 2024 and the Year Ended December 31, 2023

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

On May 1, 2024 the Company issued 300,000 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors, for $3,000 ($0.01/share).

For the period ended June 30, 2024, we received $7,016 in related party advances from our Chief Financial Officer, Ransom Jones, our Acting President and a member of the Board of Directors.

For the year ended December 31, 2023, we received $31,700 in related party advances from our Chief Financial Officer, Ransom Jones, our Acting President, Kant Hater and a member of the Board of Directors, Micheal Wykrent. Ransom Jones was repaid $500 during 2023.

Third-party financing

For the period ended June 30, 2024, we received $0 in debt financing.

On May 1, 2024 the Company issued 2,395,334 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors, for $35,930 ($0.015/share). The shares were issued to related-parties, in satisfaction of advances – related parties.

On various dates throughout the year ended December 31, 2023, the Company issued 21,233,333 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors, for $265,500 ($0.01 - $0.02/share).

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

We believe that the critical accounting policies discussed above affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Significant estimates during the six months ended June 30, 2024 and 2023, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At June 30, 2024 and December 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At June 30, 2024 and December 31, 2023, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2024 and December 31, 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the six months ended June 30, 2024 and 2023, respectively.

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

The Company incurred research and development expenses of $0 and $0 for the six months ended June 30, 2024 and 2023, respectively.

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

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes or other acceptable binomial models for measuring the fair value of options.

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

At June 30, 2024 and 2023, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	June 30, 2024	June 30, 2023

Convertible debt	4,251,375	3,875,000

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

During the period ended June 30, 2024, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal controls over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of June 30, 2024, our internal controls over financial reporting were ineffective. Additionally, management has concluded that as of June 30, 2024, disclosure controls and procedures were ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2024:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the period ended June 30, 2024, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending June 30, 2024, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the period ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On September 7, 2021, the Company was served with a demand for mediation and potential arbitration by Gregory Sanders, a previous employee of the Company. The demand claims Mr. Sanders had an employment agreement with the Company entitling him to certain compensation payments under the contract. No conclusion was met during mediation which occurred in the fourth quarter of 2022. On October 25,2023, there was a hearing on Plaintiff’s motion for summary judgement. Plaintiff asserted 3 motions, all of which were denied by the court, as ordered on November 1, 2023. Plaintiff withdrew his action against the Company on January 11, 2024 and the court so ordered on the same day.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six-months ended June 30, 2024, the Company issued 2,695,334 shares of Rule 144 restricted common stock as follows:

300,000 shares of common stock for cash in private placements at $0.01/share for $3,000
2,395,334 shares of common stock for cash in private placements at $0.015/share for $35,930.

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

All of the above-described investors who received shares of our common stock were provided with access to our filings with the SEC, including the following:

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

Our transfer agent is:Transfer Online, Inc., whose address is 512 SE Salmon Street, Portland, Oregon 97214, 2nd Floor, telephone number (503) 227-2950.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

June 30, 2024

In May 2022, the Company issued a note payable for $67,500, with an original issue debt discount of $37,500, resulting in net proceeds of $30,000. The note was due on September 30, 2022 and at June 30, 2024 remains in default.

On December 20, 2017, the Company issued a convertible promissory note for $166,667, fully payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. At June 30, 2024 remains in default.

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd., as part of the consideration for an agreed stipulated judgment, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. Since the note was issued, two semiannual payments of interest have been paid. The Company was in default of its semiannual interest payment due on February 15, 2021. In May 2021, the Company made the semi-annual interest payment (including late fees) and cured the default. However, the Company again failed to make the required payments and at June 30, 2024 and the loan remains in default.

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

Date: August 13, 2024

	By	/s/ Robert Kevin Jones
Robert Kevin Jones, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

