Form 10-Q
period 2024-09-30
GREENWAY TECHNOLOGIES INC
filed 2024-11-13
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 13, 2024 was 425,847,871.

2

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements & Notes (Unaudited)

Greenway Technologies, Inc. and Subsidiaries

Greenway Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)

Assets
Current Assets
Cash	$115,434	$1,132
Total Current Assets	115,434	1,132

Total Assets	$115,434	$1,132

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,064,985	$3,822,338
Accounts payable and accrued expenses - related party	5,153,415	4,549,464

Note payable	652,500	652,500
Notes payable - related parties - net	2,805,774	2,805,774

Convertible note payable - net	166,667	166,667
Advances - related parties	100	31,200
Advances - others	2,500	2,500
Total Current Liabilities	12,845,941	12,030,443

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized and 424,247,871 and 403,844,204 shares issued and outstanding, respectively	42,426	40,385
Additional paid-in capital	26,189,297	25,789,908
Accumulated deficit	(38,962,230)	(37,859,604)
Total Stockholders’ Deficit	(12,730,507)	(12,029,311)

Total Liabilities and Stockholders’ Deficit	$115,434	$1,132

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Operating expenses
General and administrative expenses	$214,589	$181,909	$614,537	$720,077
Research and development	25,000	-	25,000	-
Total operating expenses	239,589	181,909	639,537	720,077

Loss from operations	(239,589)	(181,909)	(639,537)	(720,077)

Other income (expense)
Interest expense	(156,174)	(156,174)	(463,089)	(463,870)
Total other income (expense) - net	(156,174)	(156,174)	(463,089)	(463,870)

Net loss	$(395,763)	$(338,083)	$(1,102,626)	$(1,183,947)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	415,233,666	401,586,595	408,566,920	395,685,474

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

December 31, 2023	403,844,204	$40,385	$25,789,908	$(37,859,604)	$(12,029,311)

Net loss	-	-	-	(357,071)	(357,071)

March 31, 2024	403,844,204	40,385	25,789,908	(38,216,675)	(12,386,382)

Stock issued for cash	300,000	30	2,970	-	3,000

Stock issued in exchange for debt – related party	2,395,334	240	35,690	-	35,930

Net loss	-	-	-	(349,792)	(349,792)

June 30, 2024	406,539,538	40,655	25,828,568	(38,566,467)	(12,697,244)

Stock issued for cash	17,708,333	1,771	360,729	-	362,500
Net loss	-	-	-	(395,763)	(395,763)

September 30, 2024	424,247,871	$42,426	$26,189,297	$(38,962,230)	$(12,730,507)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2023

(Unaudited)

	Common Stock		Additional Paid-in	Common Stock To be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

December 31, 2022	382,610,871	$38,262	$25,498,031	$5,000	$(36,278,869)	$(10,737,576)

Issuance of previously issuable shares	250,000	25	4,975	(5,000)	-	-

Stock issued in exchange for debt – related party	2,000,000	200	19,800	-	-	20,000

Stock issued for cash	6,750,000	675	134,325	-	-	135,000

Net loss	-	-	-	-	(483,719)	(483,179)

March 31, 2023	391,610,871	39,162	25,657,131	-	(36,762,588)	(11,066,295)

Stock issued for cash	9,133,333	913	102,087	-	-	103,000

Net loss	-	-	-	-	(362,145)	(362,145)

June 30, 2023	400,744,204	40,075	25,759,218	-	(37,124,733)	(11,325,440)

Stock issued for cash	2,750,000	275	27,225	-	-	27,500

Stock issued in exchange for debt – related party	350,000	35	3,465	-	-	3,500

Net loss	-	-	-	-	(338,083)	(338,083)

September 30, 2023	403,844,204	$40,385	$25,789,908	-	$(37,462,816)	$(11,632,523)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

Operating activities
Net loss	$(1,102,626)	$(1,183,947)
Changes in operating assets and liabilities
(Increase) decrease in
Prepaids and other	-	2,947
Increase (decrease) in
Accounts payable and accrued expenses	242,647	341,003
Accounts payable and accrued expenses - related party	603,951	571,192
Net cash used in operating activities	(256,028)	(268,805)

Financing investing
Proceeds from advances - related parties	7,116	500
Repayments of advances - related parties	(2,286)	(500)
Repayments on notes payable	-	(20,000)
Proceeds from stock issued for cash	365,500	265,500
Net cash provided by financing activities	370,330	245,500

Net increase (decrease) in cash	114,302	(23,305)

Cash - beginning of period	1,132	24,595

Cash - end of period	$115,434	$1,290

Supplemental disclosure of cash flow information
Cash paid for interest	10,000	-
Cash paid for income tax	-	-
Supplemental disclosure of non-cash investing and financing activities
Shares issued for settlement of liability – related party	$35,930	$23,500

Issuance of common stock issuable	$-	5,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

Greenway Technologies, Inc. (collectively, “we,” “us,” “our” or the “Company”), through its wholly owned subsidiary, Greenway Innovative Energy, Inc., is primarily engaged in the research, development and commercialization of a proprietary Gas-to-Liquids (GTL) syngas conversion system that can be economically scaled to meet individual natural gas field/resource requirements. The Company’s proprietary and patented technology has been realized in Greenway’s first generation commercial-scale G-ReformerTM unit (“G-Reformer”), a unique and critical component of the Company’s overall GTL technology solution. Greenway’s objective is to become a material direct and licensed producer of renewable GTL synthesized diesel, jet fuels, and high-value chemicals, as a byproduct of the conversion process, and hydrogen with a near term focus on U.S. market opportunities.

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

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended September 30, 2024, the Company had:

●	Net loss of $1,102,626; and
●	Net cash used in operations was $256,028

Additionally, at September 30, 2024, the Company had:

●	Accumulated deficit of $38,962,230
●	Stockholders’ deficit of $12,730,507; and
●	Working capital deficit of $12,730,507

The Company has cash on hand of $115,434 at September 30, 2024. The Company does not expect to generate sufficient revenues or positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Management’s strategic plans include the following:

●	Execute business operations more fully during the year ended December 31, 2024. During 2024, the Company plans have secured contracts to manufacture G-Reformers, which will result in commercializing the Company’s technology.
●	Explore and execute prospective strategic and partnership opportunities.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company has identified one single reportable operating segment. The Company manages its business on the basis of one operating and reportable segment.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Significant estimates during the nine months ended September 30, 2024 and 2023, respectively, include valuation of stock-based compensation, uncertain tax positions and the valuation allowance on deferred tax assets.

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs, when available when determining fair value.

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

SEPTEMBER 30, 2024

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

Although the Company believes that the recorded fair value of its financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, advances and various debt instruments are carried at historical cost.

At September 30, 2024 and December 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument, should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Equity Method Investment

On August 29, 2019, the Company entered into a Material Definitive Agreement related to the formation of OPMGE. The Company contributed a limited license to use its proprietary and patented GTL technology for no actual cost basis in exchange for 42.86% (300 of 700 currently owned member units) revenue interest in OPMGE, expected to be later reduced to a 30% interest upon the completion of certain expected third-party investments for the remaining 300 of 1,000 member units available. However, Greenway never transferred the G-Reformer to OPMGE, as required by the LIMITED LIABILITY COMPANY AGREEMENT OF OPM GREEN ENERGY, LLC. Accordingly, it defaulted on its obligation under the agreement. Since the Wharton Plant is owned by Mabert, OPMGE was no longer a viable entity as of September 30, 2024. As of September 30, 2024 and December 31, 2023, there were no assets within OPMGE. Accordingly, the Company’s receivable with this entity is fully reserved for as of September 30, 2024 and December 31, 2023.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At September 30, 2024 and December 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At September 30, 2024 and December 31, 2023, the Company did not have any cash in excess of the insured FDIC limit.

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

SEPTEMBER 30, 2024

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

Equity instruments that are initially classified as equity, that become subject to reclassification under ASC Topic 815 are reclassified to liabilities, at the fair value of the instrument on the reclassification date.

At September 30, 2024 and December 31, 2023, the Company had no derivative liabilities.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2024 and December 31, 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the nine months ended September 30, 2024 and 2023, respectively.

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

The Company incurred research and development expenses of $25,000 and $0 for the nine months ended September 30, 2024 and 2023, respectively. The cash was paid to The University of Texas at Arlington for services rendered in connection with advancing the Company’s technology toward commercialization.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Stock-Based Compensation

The Company accounts for its stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

When determining fair value, the Company considers the following assumptions in the Black-Scholes mode or other acceptable binomial models:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option

Stock Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model or other acceptable binomial models as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance if there is not a service period.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SUBSIDIARIES

SEPTEMBER 30, 2024

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

At September 30, 2024 and 2023, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	September 30, 2024	September 30, 2023

Convertible debt	4,345,900	3,969,875
Total	4,345,900	3,969,875

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

SEPTEMBER 30, 2024

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

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable	Total

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18.00%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance - December 31, 2022	$525,000	$80,000	$67,500	$672,500	$672,500
Repayments	-	(20,000)	-	(20,000)	-
Balance – December 31, 2023	525,000	60,000	67,500	652,500	652,500
No activity in 2024	-	-	-	-	-
Balance - September 30, 2024	$525,000	$60,000	$67,500	$652,500	$652,500

1	The Company executed a settlement agreement with a third party for $525,000 in 2019. This note requires semi-annual interest payments. At September 30, 2024, the note is in default.

2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full. At September 30, 2024, the note is in default.

3	The Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note. At September 30, 2024, the note is in default.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Note 4 – Notes Payable – Related Parties

The Company executed a loan agreement for up to $5,000,000 in advances with a Company owned by a stockholder and who is the brother of the Company’s Chief Financial Officer as well as a member of the Board of Directors.

The Company also has executed various loans with other stockholders and members of the Board Directors.

The notes bear interest ranging from 10% - 18%. The notes all have initial one-year (1) dates to maturity and are all in default.

Typically, with each of these notes, the Company has issued shares of common stock, which have been recognized as a debt discount and amortized over the life of the note.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Notes Payable
Terms	Related Parties

Issuance date of notes	Various
Maturity date	Various
Interest rate	10% - 18%
Collateral	All assets

Balance - December 31, 2023	$2,805,774
No activity in 2024	-
Balance September 30, 2024	$2,805,774

As of September 28, 2023, Mabert, LLC filed a UCC financing statement amendment, which continued the security interests of Mabert, LLC on the assets of the Company to October 10, 2028, as provided under applicable Texas law.

Note 5 – Convertible Note Payable

Convertible note payable and related terms were as follows:

Convertible
Terms	Note Payable

Issuance dates of note	2017
Maturity date	2019
Interest rate	4.50%
Default interest rate	18.00%
Collateral	Unsecured
Conversion rate	$0.08/share
Equivalent common shares	4,345,900

		In-Default

Balance - December 31, 2022	$166,667	$166,667
No activity in 2023	-	-
Balance – December 31, 2023	$166,667	$166,667
No activity through September 30, 2024	-	-
Balance, September 30, 2024	166,667	166,667

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Note 6 – Advances – Related Parties

Advances – related parties and related terms were as follows:

The advances were made to pay certain operating expenses. The advances were non-interest bearing, were not collateralized and had no repayment terms.

Balance December 31, 2022	$3,500
Proceeds - net	31,200
Conversion of stockholder advances to common stock – related parties (see Note 8)	(3,500)
Balance December 31, 2023	$31,200
Proceeds	7,116
Conversion of stockholder advances to common stock – related parties (see Note 8)	(35,930)
Repayment of stockholder advances – related party by cash payment	(2,286)
Balance, September 30, 2024	100

In the first quarter of 2024, the Company received $650, in the second quarter $1,586 and in the third quarter $100 from its Chief Financial Officer for working capital. $2,286 was repaid in cash to the Chief Financial Officer, leaving a balance of $100 payable to the Chief Financial Officer at September 30, 2024.

During the second quarter 2024, the then Acting President paid $2,700 and a Director paid $2,730, respectively, directly to a vendor on behalf of the Company. In the second quarter 2024, those advances, including outstanding balance of $30,500 were converted from Advances – Related Parties to common stock.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Note 7 – Commitments and Contingencies

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

On November 8, 2023, the Company was served with a demand for payments under various agreements with the plaintiffs. The Plaintiffs are Richard Halden Randy Moseley, Tunstall Canyon Group, LLC (“Tunstall Canyon”) and Chisos Equity Consultants, LLC (“Chisos”). Ric Halden and Randy Moseley were founders of the Company and served as officers and directors of the Company until 2017, when each of them resigned all positions with the Company. The Company believes that Tunstall Canyon and Chisos are majority-owned by Richard Halden. The Company has accrued liabilities to Richard Halden, Randy Moseley and Tunstall Canyon, which are all included in the liabilities reflected on the consolidated balance sheet. The court has set a trial date for November 24, 2024.

Note 8 – Stockholders’ Deficit

The Company has one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	$0.0001 par value
-	Voting at 1 vote per share

Equity Transactions for the Nine Months Ended September 30, 2024

Stock Issued for Cash

The Company issued 18,008,333 shares of common stock for $365,500 ($0.01- $.03/share).

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

Note 9 - Related Party Transactions

Accounts Payable and Accrued Expenses

As of September 30, 2024 and December 31, 2023, the amount of accrued interest on related party notes, which is included as part of Accounts Payable and Accrued Expenses – Related Parties on the Consolidated Balance Sheet, is $2,375,913 and $2,014,163, respectively.

As of September 30,2024, and December 31, 2023, the amount of accrued related party compensation, which is included as a part of Accounts Payable and Accrued Expenses – Related Parties in the Consolidated Balance Sheet is $2,777,502 and $2,535,302, respectively.

Advances

As of September 30, 2024 and December 31, 2023, the amount of advances due to related parties is $100 and $31,200, respectively (See Note 6).

Notes Payable

As of September 30, 2024 and December 31, 2023, the amount of notes payable to related parties is $2,805,774 (See Note 4).

Note 10 – Subsequent Events

Subsequent to September 30, 2024, the Company reflects the following:

Stock Issued for Cash

The Company issued 1,600,000 shares of common stock for $32,000 ($.02/share).

Litigation

On November 8, 2023, the Company was served with a demand for payments under various agreements with the plaintiffs. The Plaintiffs are Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC (“Tunstall Canyon”) and Chisos Equity Consultants, LLC (“Chisos”). Ric Halden and Randy Moseley were founders of the Company and served as officers and directors of the Company until 2017, when each of them resigned all positions with the Company. The Company believes that Tunstall Canyon and Chisos are majority-owned by Ric Halden. The Company has accrued liabilities to Ric Halden, Randy Moseley and Tunstall Canyon, which are all included in the liabilities reflected on the accompanying consolidated balance sheet. The court set an original trial date for November 25, 2024. The Plaintiffs and the Company have filed an Agreed Motion For Continuance, requesting the Court to reset the trial of this case for a future date no sooner than 150 days from the current trial setting of November 25, 2024. The Court has not yet ruled on this Motion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending September 30, 2024 and 2023 should be read in conjunction with our consolidated Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

On December 8, 2020, the Company announced an exclusive worldwide patent licensing agreement with UTA for all patent applications currently filed with the Patent and Trademark Office relating to GWTI’s natural gas reforming technologies developed under its sponsored research agreement with UTA.

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

Employees

As of the filing date of this Form 10-Q, we have three (3) full-time employees. One of these employees does not have an employment agreement and receives no compensation. The other two (2) employees have employment agreements. Payment under the employment agreements are paid from time-to-time, when the Company has sufficient funding. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

We remain dependent on outside sources of funding for continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in its report dated July 16, 2024 and filed with our annual report on Form 10-K, which is included by reference to our consolidated Financial Statements and raises substantial doubt about our ability to continue as a going concern.

	September 30, 2024	September 30, 2023	Increase (Decrease)	Percent Change
Net loss	$(1,102,626)	$(1,183,947)	(81,321)	(6.87	)%1
Net cash used in operations	$(256,028)	$(268,805)	(12,777)	(4.75	)%2
Negative working capital	$(12,730,507)	$(12,029,311)	701,196	5.82	%3
Stockholders’ deficit	$(12,730,507)	$(12,029,311)	701,196	5.82	%4

1 – Our net loss decreased by $81,321, due to a decrease in total operating expenses of $80,540.

The decrease was related primarily to a decrease in legal expenses of $107,772, a decrease in expenses on mining leases of $34,093, a decrease of $15,000 in SEC filing and compliance expense and a decrease in professional fees of $23,500 due to the fact that the Company did not contract with a third-party consultant to assist with the preparation of SEC filings. These decreases were offset by increases of $55,976 of consulting fees and $8,400 for our stock quoting service.

2- Our net cash used in operations decreased due to a decrease in net loss of $81,321, a decrease in accounts payable and accrued expenses of $98,356 and an increase in accounts payable and accrued expenses – related party of $32,759.

3 – The increase in our working capital deficit resulted primarily from an increase in accounts payable and accrued expenses of $242,647 and increase accounts payable and accrued expenses – related parties of $603,951.

4 – The increase in stockholders’ deficit is related to our increase in net loss.

As of September 30, 2024, we had total liabilities in excess of assets by $12,730,507 and used net cash of $256,028 for our operating activities. This is as compared to the most recent year ended December 31, 2023, when we used net cash of $302,663 for operating activities.

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

Results of Operations

Three-months ended September 30, 2024, compared to the three-months ended September 30, 2023.

We had no revenues for our consolidated operations for the quarters ended September 30, 2024 and 2023, respectively.

We reported consolidated net losses for the three months ended September 30, 2024 and 2023 of $395,763 and $338,083, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the three months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023	Increase (Decrease)	Percent Change
Revenues	$-	$-
General and administrative expenses	$214,589	$181,909	32,680	18.00	%1
Interest expense	$156,174	$156,174	-	-%
Research and development	25,000	-	25,000	100.00	%2

Operating Expenses.

1 - General and Administrative Expenses. During the three-months ended September 30, 2024, general and administrative expenses increased by $32,680, as compared to $181,909 for the prior year three-months ended September 30, 2023. The increase was primarily due to an increase in consulting fees of $18,140.

2 - Research & Development Expenses. During the three-months ended September 30, 2024, research and development expenses increased from -0- for the three-months ended September 30, 2023 to $25,000 for the three-months ended September 30, 2024.

Nine-months ended September 30, 2024, compared to nine-months ended September 30, 2023.

We had no revenues for our consolidated operations for the nine-month periods ended September 30, 2024 and 2023.

We reported consolidated net losses for the nine months ended September 30, 2024 and 2023 of $1,102.626 and $1,183,947, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the three months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023	Increase (Decrease)	Percent Change
Revenues	$-	$-	-	-
General and administrative expenses	$614,537	$720,077	(105,540)	(14.70	)%1
Interest expense	$463,089	$463,870	(781)	(.20)%
Research and development	$25,000	$-	1,097,984	100.00	%2

1 – General and administrative expenses – The decrease is related primarily to a decrease in legal expenses of $107,772, a decrease in mining expenses of $34,093 and a decrease in SEC filing fees and expenses of $15,000.

2 – Research and development – The increase is related to resuming payments to The University of Texas at Arlington.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of September 30, 2024, we had $115,434 in cash, total assets of $115,434, and total liabilities of $12,845,941. Our total accumulated deficit at September 30, 2024 was $38,962,230.

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023	Increase (Decrease)	% Change

Cash	$115,434	$1,290	$114,144	8,848.37.	%1
Total current assets	$115,434	$1,290	$114,144	8,848.37%
Total assets	$115,434	$1,290	$114,144	8,848.37%

Accounts payable and accrued expenses	$4,064,985	$3,658,228	$406,758	11.12	%2
Accounts payable and accrued expenses - related party	$5,153,415	$4,350,644	$802,771	18.45	%2
Note payable	$652,500	$652,500	$-	0.00%
Notes payable - related parties - net	$2,805,774	$2,805,774	$-	0.00%
Convertible note payable - net	$166,667	$166,667	$-	0.00%
Advances - related parties	$100	$-	$100	100.00%
Advances - other	$2,500	-	2,500	100.00%
Total current liabilities	$12,845,941	$11,633,813	$1,212,129	10.42	%3
Total liabilities	$12,845,941	$11,633,813	$1,212,129	10.421 - 1	%3

1 – Cash decreased due to the fact that an additional $100,000 of cash was raised through the sale of common stock in the nine-month period ended September 30, 2024 than the nine-month period ended September 30, 2023.Additionally, accounts payable and accrued expenses – related party increased by $603,950 in the nine-month period ending September 30, 2024 compared to an increase of $571,192 in the nine-month period ended September 30, 2023 This was offset by an increase of $248,079 of accounts payable and accrued expenses compared to an increase of $341,003 in the nine-month period ended September 30, 2023.

2 – Accounts payable and accrued expenses and accounts payable and accrued expenses– related parties increased because the Company accrued more expenses than it paid on those liabilities.

3 – See all discussions in #1- #2.

To increase our working capital, we have considered raising additional debt and/or equity-based financing from both third-parties and related-parties. However, terms of these financings may not be favorable to the Company.

Cash Flows

	September 30, 2024	September 30, 2023	$ Increase (Decrease)	% Change

Net cash used in operating activities	$(256,028)	$(268,805)	$(12,777)	(4.75)%
Net cash provided by financing activities	$370,330	$245,500	124,830	50.85%

Operating activities

Our net cash used in operations increased primarily due to a decrease in our net loss of $81,321, a decrease in accounts payable and accrued expenses of $98,356 and an increase in accounts payable and accrued expenses – related parties of $32,759.

Investing activities

Net cash used in investing activities for the nine-months periods ending September 30, 2024 and 2023 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities was $370,4330 and $245,500 for the nine months ended September 30, 2024 and 2023, respectively, in 2024, the Company sold stock for cash for $365,500. The Company issued shares of stock to related parties in the amount of $35,930 in repayment of advances – related parties.

In 2024, the Company received advances from related parties of $7,116.

For the nine months ended September 30, 2024, the Company received $1,686 of advances – related party from its Chief Financial Officer, Ransom Jones, of which $1,586 was fully repaid in the quarter ended September 30, 2023. Additionally, the Chief Financial Officer was paid $700 representing the balance due to him at December 31, 2023. At September 30, 2024, the amount due to the Chief Financial Officer was $100.

For the nine months ended September 30, 2024, the Company issued 18,008,333 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors, for ($0.01 - $0.03/share).

Our accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $38,962,230 and $37,462,816 as of September 30, 2024 and September 30, 2023, respectively.

Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Employment Agreements

In August 2012, we entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the nine months ended September 30, 2024 and September 30, 2023, the Company accrued $135,000 under the terms of the agreement.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, as Chief Financial Officer. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. During the nine months ended September 30, 2024 and 2023, the Company accrued $125,000 for each year, under the terms of the agreement.

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

Mining Leases

We have a minimum commitment during 2024 of approximately $14,400 for our annual lease maintenance fees due to Bureau of Land Management (“BLM”) for the Arizona Property. That payment was made prior to August 31, 2024. There is no actual lease agreement with the BLM, but we file an annual maintenance fee form and pay fees to the BLM to hold our claims.

Financing – Nine Months Ended September 30, 2024 and the Year Ended December 31, 2023

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

Related parties

For the period ended September 30, 2024, the Company issued 2,395,334 shares of Rule 144 restricted CommonStock, par value $.0001 per share to two related parties in settlement of debt in the amount of $35,930.

In 2024, the Company received advances from related parties of $7,116.

For the nine months ended September 30, 2024, the Company received $1,686 of advances – related party from its Chief Financial Officer, Ransom Jones, of which $1,585 was fully repaid in the quarter ended September 30, 2023. The other $5,430 was received from 2 other related parties and was settled with the issuance of stock, as discussed above.

Third-party financing

For the period ended September 30, 2024, we received $0 in debt financing

On various dates throughout the nine months ended September 30, 2024, the Company issued 18,008,333 shares of Rule 144 restricted Common Stock to 17 parties, par value $.0001 per share for $365,500, ($.01 - $.03/ share).

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

Significant estimates during the nine months ended September 30, 2024 and 2023, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At September 30, 2024 and December 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At September 30, 2024 and December 31, 2023, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2024 and December 31, 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the nine months ended September 30, 2024 and 2023, respectively.

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

The Company incurred research and development expenses of $25,000 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

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

At September 30, 2024 and 2023, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	September 30, 2024	September 30, 2023
Convertible debt	4,345,900	3,969,875

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

In September 2024, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and controls of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that, as of September 30, 2024, our internal controls over financial reporting were ineffective.

Also, based on the evaluation described in the prior paragraph, management has concluded that, as of September 30, 2024, our Disclosure Controls and Procedures were ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2024:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended September 30, 2024, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same person, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending September 30, 2024, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 8, 2023, the Company was served with a demand for payments under various agreements with the plaintiffs. The Plaintiffs are Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC (“Tunstall Canyon”) and Chisos Equity Consultants, LLC (“Chisos”). Ric Halden and Randy Moseley were founders of the Company and served as officers and directors of the Company until 2017, when each of them resigned all positions with the Company. The Company believes that Tunstall Canyon and Chisos are majority-owned by Ric Halden. The Company has accrued liabilities to Ric Halden, Randy Moseley and Tunstall Canyon, which are all included in the liabilities reflected on the accompanying consolidated balance sheet. The court set an original trial date for November 25, 2024. The Plaintiffs and the Company have filed an Agreed Motion For Continuance, requesting the Court to reset the trial of this case for a future date no sooner than 150 days from the current trial setting of November 25, 2024. The Court has not yet ruled on this Motion.

Item 1A. Risk Factors.

Information regarding risk factors appears in the Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2024, the Company issued 20,403,667 shares of Rule 144 restricted Common Stock as follows:

300,000 shares of common stock for cash in private placements at $.01/share for $3,000

17,708,333 shares of common stock for cash in private placements ($0.01 - $0.03/share) for $362,500

2,395,334 shares of common stock in exchange for debt settlement at $.015 per share for total debt settlement of $35,930.

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

Our transfer agent is: Transfer Online, Inc., whose address is 512 SE Salmon Street, 2nd Floor, Portland, Oregon 97214, telephone number (503) 227-2950.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

September 30, 2024

In May 2022, the Company issued a note payable for $67,500, with an original issue debt discount of $37,500, resulting in net proceeds of $30,000. The note was due on September 30, 2022 and at September 30, 2024 remains in default.

On December 20, 2017, the Company issued a convertible promissory note for $166,667, fully payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. At September 30, 2024 remains in default.

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd., as part of the consideration for an agreed stipulated judgment, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. Since the note was issued, two semiannual payments of interest have been paid. The Company was in default of its semiannual interest payment due on February 15, 2021. In May 2021, the Company made the semi-annual interest payment (including late fees) and cured the default. However, the Company again failed to make the required payments and at September 30, 2024 and the loan remains in default.

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

Date: November 13, 2024.

	By	/s/ Robert Kevin Jones
Robert Kevin Jones, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

