Form 10-K
period 2024-12-31
GREENWAY TECHNOLOGIES INC
filed 2025-03-11
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

561-809-4644

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(B) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.001 per share	GWTI	OTC Pink Sheets

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTCQB Market operated by the OTC Markets Group, Inc. on that day was $4,065,395.

Class	Outstanding as of March 11, 2025
Common Stock, par value $0.0001 per share	440,811,204

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

On December 15, 2020, the Company announced additional information regarding valuable outputs produced by the company’s proprietary G-Reformer™ catalyst reactor and Fischer-Tropsch (FT) technology which combine to form the “Greer-Wright” GTL solution. Originally developed to convert natural gas into ultra-clean synthetic fuel, recent research and development activity has shown that the technology can also allow the extraction of high-value chemicals and alcohols. The chemical outputs include n-Hexane, n-Heptane, n-Octane, n-Decane, n-Dodecane, Tridecane and other long-chain hydrocarbons. Produced alcohols include ethanol and methanol. The company has identified worldwide industrial demand for these outputs which will significantly improve the economic return on investment (ROI) of GTL plants that are based on GWTI’s technology. GWTI is a development-stage company with plans to commercialize its unique and patented technology.

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

The technology for the G-Reformer is unique, because it permits transportable (mobile) GTL plants with much smaller footprints, compared to legacy large-scale technologies. Thus, we believe that our technologies and processes will allow for multiple small-scale GTL plants to be built with substantially lower up-front and ongoing costs, resulting in more profitable results for operators.

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

Our initial ROI studies of the market for high purity chemicals that we produce can provide incredibly rapid payback of investments. It should be noted the vast majority of these chemicals produced are currentlymade in China. Further, because they originate from a barrel of oil at a refinery, they are much lower in purity.

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

Competition

According to Research and Markets in late 2024, key industry players include: Shell, Chevron, PetroSA, Qatar Petroleum, Sasol, Statoil ASA, Velocys, ENI S.p.A.. In terms of global production and consumption, Shell had the largest market share in 2024, with virtually all current production located overseas. Our technology is not designed to compete with the large refinery-size GTL plants operated by such large industry operators. Our plants are designed to be scaled to meet individual gas field production requirements on a distributed and mobile basis. According to a report released in July 2019 by the Global Gas Flaring Reduction Partnership (“GGFRP”), there are currently only 5 small-scale GTL plant technologies that have been proven and are now available for flared gas monetization available in the U.S., including: Greyrock (“Flare to Fuels”); Advantage Midstream (licensing Greyrock technology); EFT (“Flare Buster”); Primus GE and GasTechno (“Methanol in a Box”). We were not a direct part of this study, as we had not received 3rd party certification of our proprietary technology as of the date of this report.

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

Employees

As of the filing date of this Form 10-K, we have three (3) full-time employees. Certain of these employees receive no compensation or compensation is deferred on a periodic basis by mutual agreement. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

The accompanying consolidated financial statements to this Form 10-K (our “Financial Statements”) have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2024, we have an accumulated deficit of $39,373,172. For the year ended December 31, 2024, we incurred a net loss of $1,513,568 and used $444,223 net cash for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise additional capital through debt and/or equity sources.

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

Our ability to successfully execute the production, sale, or licensing of our GTL technology may depend on our ability to raise additional debt or equity capital. Our ability to raise additional capital is uncertain and dependent on numerous factors beyond our control including, but not limited to, general economic conditions, regulatory factors, reduced retail sales, increased taxation, reductions in consumer confidence, changes in levels of consumer spending, changes in preferences in how consumers pay for goods and services, weak housing markets and availability or lack of availability of credit. If we are unable to obtain additional capital, or if the terms thereof are too costly, we may be unable to successfully execute our business strategy.

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

Although the longevity of patents in the United States are limited in duration to 20 years, this should not affect the Company’s long-term ability to successfully monetize the intellectual property it owns.

We own U.S. Patents No. 8,574,501 B1 (the “’501 Patent”), issued November 5, 2013, and U.S. Patents No. 8,795,597 B2 (the “597 Patent”), issued August 5, 2014, covering our GTL conversion technology for the purpose of converting natural gas to clean synthetic fuels in a small-plant and mobile application. On April 28, 2020, the Company was granted U.S. Patent 10,633,594 B1 (the “594 Patent”) for syngas generation for gas-to-liquid fuel conversion, and the Company was granted U.S. Patent 10,907,104 B1 (the “’104 Patent”), U.S. Patent 11,453,827 B1 (the “’827 Patent”),, and U.S. Patent 11,608,473 B1 (the “’473 Patent”) in 2021, 2022, and 2023, respectively, which extend the methods and details of generating syngas using the Company’s proprietary G-Reformer™ technology described in ‘594 Patent. The Company has several other pending patent applications, both domestic and international, related to various components and processes involving our proprietary GTL methods, which when granted, will further complement our existing portfolio of issued patents and pending patent applications

The term of each patent under U.S. law is 20 years from the original filing date. Accordingly, the aforementioned granted patents will expire in the years of 2033 and 2038. These dates cannot be extended. However, any future applications claiming “improvements to the current art” made by us will receive new filing dates. As such, new technologies enhancing and/or building on what is protected in the aforementioned patents will have anticipated expiration dates on or after 2038. Still, there is no certainty that we will be able to make such improvements to our currently held patents, and they therefore may expire at their respective terms. Further, a patent’s term may be shortened if a patent is litigated, and there is no certainty that we will be able to successfully defend our patents should such litigation occur . Moreover, the patents may go abandoned prior to their respective terms should required maintenance fees not be paid to the USPTO.

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

Our business is led by our Chairman of the Board of Directors, Raymond Wright, President, Robert Kevin Jones, and our Chief Financial Officer, Ransom Jones, all of whom are also members of our board of directors (our “Board of Directors”). We use outside consultants to support and perform the majority of the engineering and production work on our GTL technology. From time-to-time, we have also engaged consultants to provide financial reporting and governance support.

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

To support our engineering efforts, we also continued our ongoing confidential Sponsored Research Agreement (“SRA”) with UTA which began in October 2009 and has continued in various forms through today, adding confidential Scope of Work addendums over this period to develop and enhance our patented GTL system with the goal of developing commercial GTL plants to convert natural gas into liquid fuels. We use UTA as an external research and development arm for the Company. If we or UTA terminated our relationship for some extenuating circumstances, we might lose access to the scientists most familiar with our unique technology. There is no assurance that we would be able to continue to improve the technology we have developed thus far, potentially slowing down our future commercialization and financing efforts.

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

The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormal-pressure formations, and environmental hazards such as oil spills, natural gas leaks, ruptures or discharges of toxic gases. If any of these events should occur at our joint venture plant location, or at any future customer sites (none exist today), we could incur legal defense costs and could suffer substantial losses due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations. Such inability to defend ourselves or suffer catastrophic financial losses could cause us to cease operations and/or declare bankruptcy.

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

We believe that establishing strategic industry partnerships and natural gas producer customer relationships will greatly benefit the growth of our business and the deployment of our GTL technology. To further such relationships, we have and will continue to seek out and enter into strategic alliances, joint ventures, and similar production relationships, including similar to those announced during the 2019 with INFRA Technologies, OPMGE and the ongoing relationship with UTA. Our affiliation with OPMGE was terminated. We continue to seek out and have discussions with potential gas producers on both a customer and financing basis. However, we may not be able to maintain our current or enter into new strategic partnerships on commercially reasonable terms, or at all, and may not be able to create financial or customer relationships with natural gas producers. Even if we enter new natural gas producer relationships, such financial partners and/or customers may not have sufficient production of location based natural gas to provide profitable revenues or otherwise prove advantageous to our business. Our inability to enter into such new relationships or strategic alliances could have a material and adverse effect on our business.

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

Due to the fact that the Company did not timely file its Form 10-K for the fiscal year ended December 31, 2023 and its Form 10-Q for the quarterly period ended March 31, 2024, it was removed from the OTCQB marketplace, operated by the OTC Markets Group, Inc. (the “OTCMG” and placed on OTCMG “Pink Market,”which limits the ability of broker-dealers to sell our securities and the ability of Shareholders to easily sell their securities in the secondary market. All of the Company’s filings with the SEC are now current.

Companies trading on the OTCQB must: (i) be reporting issuers under Section 12 of the Exchange Act of 1934, as amended (the “Exchange Act”); (ii) must be current in their reports under Section 13 of the Exchange Act; and must pay an annual fee to OTCQB, to maintain electronic price quotation privileges on the OTCQB. Because we failed to remain current in our Exchange Act reporting requirements, we were removed from the OTCQB and forced to be traded on the Pink Sheets, which requires a more challenging stock purchasing and selling process. The OTCQB is recognized by the SEC as an established public market. This platform enables companies to provide current public information that investors use to analyze, value and trade a security. The OTC Pink Sheets is a lower and more speculative tier of the marketplaces for the trading of over-the-counter stocks. Companies traded on OTC Pink are not held to any particular disclosure requirements or financial standards, and due to the wide variety of companies listed on OTC Pink Market, including dark companies, delinquent companies and worse, they recommend only sophisticated investors with a high-risk tolerance should consider it.

Pink Sheet Market shares generally trade thinly and infrequently making it hard to buy or sell when the investor wants to complete a transaction. In addition, trading in OTC Pink Sheet companies requires more paperwork because due the speculative nature of such stocks, the U.S. Congress prohibited broker-dealers from effecting transactions in penny stocks unless they comply with the requirements of Section 15(h) of the Exchange Act and the rules promulgated thereunder.

These SEC rules provide, among other things, that a broker-dealer must: (i) approve the customer for the specific penny stock transaction and receive from the customer a written agreement to the transaction; (ii) furnish the customer a disclosure document describing the risks of investing in penny stocks; (iii) disclose to the customer the current market quotation, if any, for the penny stock; and (iv) disclose to the customer the amount of compensation the firm and its broker will receive for the trade. In addition, after executing the sale, a broker-dealer must send to its customer monthly account statements showing the market value of each penny stock held in the customer’s account. With the added inconvenience and cost for brokers, various large brokerage firms, including Merrill Lynch, Capital One, Fidelity, E-Trade and even the new Robinhood, among others, have simply stopped providing brokerage services for Pink Sheet stocks for new customers. Accordingly, the Pink Sheet Market’s trading is very thin.

The Company is currently in the process of filing Form 211 with the Financial Industry Regulatory Authority (“FINRA”). The information required to be filed is voluminous. After the filing for Form 211, there is no certainty regarding how much time it will require FINRA to respond to the filing. OTC Markets has announced the launch of a new market tier. Effective July 2025, Pink Current will become OTCID, a basic reporting market requiring companies to meet minimal current information disclosures and provide management certification. Attaining OTCID status requires the Company to submit and application with the OTC and pay certain fees. The Company plans to file that application and is confident that the application will be approved. At the same time, the Company will continue to seek approval from FINRA to return to the OTCQB, the Company’s historic trading platform.

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

We have a substantial amount of indebtedness, a significant amount which are interest-bearing notes payable. As of December 31, 2024, we had $13,026,700 total liabilities, all of which is current. For more details on our indebtedness, please see Notes 3, 4 and 5 of our Consolidated Financial Statements.

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

Our principal office is 1521 North Cooper St., Suite 205, Arlington, Texas 76011, leased at a rate of $981.00 per month. We believe these facilities are adequate for at least the next 12 months. We expect that we could locate to other suitable facilities at comparable rates, should we need more or less space.

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

On November 8, 2023, the Company was served with a demand for payments under various agreements with the plaintiffs. The Plaintiffs are Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC (“Tunstall Canyon”) and Chisos Equity Consultants, LLC (“Chisos”). Ric Halden and Randy Moseley were founders of the Company and served as officers and directors of the Company until 2017, when each of them resigned all positions with the Company. The Company believes that Tunstall Canyon and Chisos are majority-owned by Ric Halden. The Company has accrued liabilities to Ric Halden, Randy Moseley and Tunstall Canyon, which are all included in the liabilities reflected on the accompanying consolidated balance sheet. The court set an original trial date for November 25, 2024. The Plaintiffs and the Company petitioned the Court for a new trial date, which was granted. The new trial date is May 26, 2025. The case is currently in its discovery phase.

The Plaintiffs, Ric Halden, Randy Moseley, Tunstall Canyon and Chisos, filed a Traditional Motion for Partial Summary Judgement , or in the Alternative, Traditional Motion for Partial Summary Judgement as to Liability Only. The court has set a hearing on this motion for March 26, 2025.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our Common Stock are quoted on the OTCQB Pink Market under the symbol “GWTI.” The table below sets forth the high and low bid prices for our common stock on the OTCQB as reported by various market makers. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

Fiscal 2024 Quarter Ended:	High	Low
March 31, 2024	$0.01	$0.01
June 30, 2024	$0.01	$0.01
September 30, 2024	$0.01	$0.01
December 31, 2024	$0.05	$0.01

Fiscal 2023 Quarter Ended:
March 31, 2023	$0.01	$0.01
June 30, 2023	$0.01	$0.01
September 30, 2023	$0.01	$0.01
December 31, 2023	$0.05	$0.01

As of March 11,2025, we had 440,811,204 shares of Common Stock outstanding. Our shares of Common Stock are held by 582 Shareholders of record. The number of Shareholders of record was determined from the records of our transfer agent, Transfer Online, Inc. (our “Transfer Agent”), and does not include beneficial owners of our Common Stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. The mailing address of our Transfer Agent is 512 SE Salmon Street, 2nd Floor, Portland, Oregon 97214, and its telephone number is (503) 227-2950.

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

Unregistered Sales of Equity Securities

For the year ended December 31, 2024, we issued 26,993,667 shares of the Company’s common stock as follows:

Stock issued for cash – 22,578,333

Stock issued to settle accrued liabilities – related parties – 4,415,334

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

All of the above-described accredited investors who received shares of our Common Stock were provided with access to our filings with the SEC, including the following: information: (i) contained in our annual report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 2024; and (ii) contained in any reports or documents required to be filed by us under Sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act, since the distribution or filing of the reports specified above. In addition, such investors received a description of securities being offered for sale, and any material changes to our affairs that were not disclosed in the other documents furnished.

Item 6.	Selected Financial Data.

We are a smaller reporting company; as a result, we are not required to report selected financial data disclosures as required by Item 301 of Regulation S-K promulgated under the Exchange Act (“Regulation S-K”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2024 and 2023 should be read in conjunction with our Financial Statements and the notes to those Consolidated Financial Statements that are included elsewhere in this Form 10-K and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Since 2020, the Company has received several U.S. Patents (the ‘594 Patent, ‘104 Patent, ‘827 Patent, and ‘473 Patent) pertaining to syngas generation for gas-to-liquid fuel conversion. In addition, the Company has several other pending patent applications, both domestic and international, related to various components and processes involving our proprietary GTL methods, which when granted, will further complement our existing portfolio of issued patents and pending patent applications.

On December 8, 2020, the Company announced an exclusive worldwide patent licensing agreement with the University of Texas at Arlington (UTA) for all patent applications currently filed with the Patent and Trademark Office relating to GWTI’s natural gas reforming technologies developed under its sponsored research agreement with UTA. During 2024, the Company paid UTA $50,000 under an SRA for the period from July 1, 2024 through June 30, 2025.

As described in the ‘594 Patent, ‘104 Patent, ‘827 Patent, and ‘473 Patent, methane, oxygen, and steam are continuously injected into the combustion section of the Company’s proprietary G-Reformer™ reactor to generate carbon monoxide along with unreacted methane and steam. The carbon monoxide, unreacted methane, and steam then enter the catalyst chamber where these components react to generate syngas. The pressure and temperature inside the reaction vessel is controlled to create a favorable environment for synthetic gas generation.

On December 15, 2020, the Company announced additional information regarding valuable outputs produced by the Company’s proprietary G-Reformer™ catalyst reactor and Fischer-Tropsch (FT) technology which combine to form the “Greer-Wright” GTL solution. Recent research and development activity have shown that the technology can also allow the extraction of high-value chemicals and alcohols. The potential high-value chemical outputs include n-Hexane, n-Heptane, n-Octane, n-Decane, n-Dodecane, and n-Tridecane, and the alcohols produced include ethanol and methanol. The company has identified worldwide industrial demand for these outputs, which will significantly improve the economic return on investment (ROI) of GTL plants that are based on GWTI’s technology. GWTI is a development-stage company with plans to continue its unique and patented technology.

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

Going Concern

We remain dependent on outside sources of funding (debt and/or equity) for the continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated March 11, 2025, which is included with our consolidated Financial Statements and raises substantial doubt about our ability to continue as a going concern.

			$
	December 31,	December 31,	Increase
	2024	2023	(Decrease)	% Change

Net loss	$1,513,568	$1,580,735	$(67,167)	-4.25%	1
Net cash used in operations	$444,223	$302,663	$141,560	46.77%	2
Working capital deficit	$13,006,449	$12,029,311	$997,138	8.12%	3
Stockholders’ deficit	$13,006,449	$12,029,311	$997,138	8.12%	4

1 – Our net loss in 2024 compared to 2023 decreased primarily due to the net effect of reductions in legal expenses of $161,731, mining lease expense of $34,093, professional fees of $23,500 and stock quoting service of $6,600. These reductions in expenses were offset by an increase in research and development expense of $50,000.

2 – Our net cash used in operations increased by $141,560 in 2024 compared to 2023. The change was primarily due to a decrease of $67,167 of net loss and decreases of accounts payable and accrued expenses of $161,015 and accounts payable and accrued expenses – related parties of $44,653.

3 – The increase in working capital deficit of $997,138 from 2023 to 2024 primarily relates to increases in accounts payable and accrued expenses of $344,098, increased accounts payable and accrued expenses – related parties of $683,359 These were offset by an increase of cash of $19,007 and a decrease in advances – related parties of $31,200.

4 – The increase in Stockholders’ deficit from 2023 to 2024 results from the net effect of 2024 net loss of $1,513,568 offset by issuances of common stock of $536,430, which decreased the stockholders’ deficit.

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

Our ability to achieve profitability will depend upon our ability to finance, manufacture, and market/operate GTL units. Our growth is dependent on attaining profit from our operations and raising additional capital either through the sale of our Common Stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit. We will be unable to pay our obligations in the normal course of business or service our debt in a timely manner throughout 2025 without raising additional debt or equity capital. There can be no assurance that we will raise additional debt or equity capital.

We are currently evaluating strategic alternatives that include (i) raising new equity capital and/or (ii) issuing additional debt instruments. The process is ongoing, lengthy and has inherent costs. There can be no assurance that the exploration of these strategic alternatives will result in any specific action to alleviate our 12-month working capital needs or result in any other transaction.

While we are attempting to commence operations and generate revenues, our cash position may not be sufficiently significant to support our daily operations. Management intends to raise additional funds by way of an offering of our securities. Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful. Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Results of Operations

For Year Ended December 31, 2024 as Compared to Year Ended December 31, 2023:

We had no revenues for consolidated operations for the years ended December 31, 2024 and 2023.

We reported consolidated net losses during the years ended December 31, 2024 and 2023 of $1,513,568 and $1,580,735, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the years ended December 31, 2024 and December 31, 2023:

	December 31,	December 31,	$ Increase
	2024	2023	(Decrease)	% Change

Revenues	$-	$-	$-	0.00%

General and administrative expenses	$844,305	$960,692	$(116,387)	12.11%	1
Research and development	$50,000	$-	$50,000	100.00%	2
Interest expense	$619,263	$620,043	$(780)	.13%	3

Total operating expenses decreased by $17,818 from $960,692 in 2023 to $894,305 in 2024.

1 –The decrease resulted primarily due to the net effect of reductions in legal expenses of $161,731, mining lease expense of $34,093, professional fees of $23,500 and stock quoting service of $6,600. These reductions were offset by an increase in consulting fees of $87,089.

2 – The increase of $50,000 was related having an increase in liquidity from sales of Common Stock, which allowed for additional spending on R&D.

3 – The increase is negligible.

Net Loss and Net Loss per Share

Our consolidated net loss decreased by $67,167 to $1,513,568 ($0.00) - basic and diluted earnings share for the year ended December 31, 2024, as compared to a net loss of $1,580,735 ($0.00), for the same period ended in 2023.

The weighted-average number of shares of Common Stock used in the earnings per share for the basic and dilutive computation was 413,126,039 for the year ended December 31, 2024, and 397,741,921 for the year ended December 31, 2023.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. We had $20,139 in cash, total assets of $20,251, and total liabilities of $13,026,700 as of December 31, 2024. Total accumulated deficit at December 31, 2024, was ($39,373,172).

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between December 31, 2024, and December 31, 2023:

	December 31,	December 31,	$ Increase
	2024	2023	(Decrease)	% Change

Cash	$20,139	$1,132	$19,007	167.90%	1
Prepaids and other	$112	$-	$112	100.00%	2
Total current assets	$20,251	$1,132	$19,119	168.90%	3
Total assets	$20,251	$1,132	$19,119	168.90%	3

Accounts payable and accrued expenses	$4,166,436	$3,822,338	$344,098	9.00%	4
Accounts payable and accrued expenses - related party	$5,232,823	$4,549,464	$683,359	16.49%	4
Note payable	$652,500	$652,500	$	%
Notes payable - related parties - net	$2,805,774	$2,805,774	$-	-%
Convertible note payable - net	$166,667	$166,667	$-	-%
Advances - related parties	$-	$31,200	$(31,200)	-100.00%	5
Advances - others	$2,500	$2,500	$-	-%
Total current liabilities	$13,026,700	$12,030,443	$996,257	8.28%	6
Total liabilities	$13,026,700	$12,030,443	$996,257	8.28%	6

1 - Cash increased in 2024 due to proceeds from the sale of Common Stock exceeding cash disbursed.

2 – The prepaid of $112 at December 31, 2024 represented prepaid legal fees.

3 - See discussion regarding cash resources in #1 above.

4 – Accounts payable and accrued expenses and accounts payable and accrued expenses - related party increased due to the fact that amounts accrued were greater than amounts paid in satisfaction of the liabilities.

5 – In 2024, Advances – related parties were settled by the issuance of Common Stock and cash payments.

6 – See discussions in #4 and #5 above.

Cash Flows

	December 31,	December 31,	$ Increase
	2024	2023	(Decrease)	% Change

Net cash used in operating activities	$444,223	$302,663	$141,560	46.77%
Net cash used in investing activities	$-	$-	$-	-%
Net cash provided by financing activities	$463,230	$279,200	$184,030	65.91%

Operating Activities

Our net cash used in operations in 2024 was greater than 2023. The increase was primarily due to an decrease of $67,167 of net loss and decreases of accounts payable and accrued expenses of $161,015 and accounts payable and accrued expenses – related parties of $44,653.

Investing activities

Net cash used in investing activities for the year ending December 31, 2024 and 2023 was $0.

Financing Activities

In 2024, the Company had net cash provided by financing activities of $463,230, consisting of the following:

Proceeds from advances – related parties - $7,116

Repayment of advances – related parties - $2,386

Proceeds from stock issued for cash - $458,500

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $39,373,172 and $37,859,604 as of December 31, 2024 and 2023, respectively.

Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Commitments

Capital Expenditures - none

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with Raymond Wright, for the position of president of GIE, for a term of five years, with compensation of $90,000 per year. In September 2014, Mr. Wright’s employment agreement was amended to increase his annual pay to $180,000. By its terms, Mr. Wright’s employment agreement automatically renewed on August 12, 2020, 2021, 2022 2023 and 2024., for successive one-year periods. During the twelve-month periods ended December 31, 2024 and 2023, we paid and/or accrued a total of $180,000 under the terms of the agreement. As of December 31, 2024, total accrued salary was $1,599,738 and $1,501,038, respectively, and is presented as part of Accounts payable and accrued expenses -related party. Mr. Wright is also the Chairman of our Board of Directors.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, Chief Financial Officer, Secretary and a member of the board of directors. Mr. Jones earns a base salary of $120,000 per year. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended December 31, 2024. Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of his employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist. The foregoing summary of Mr. Jones’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreement by and between Mr. Jones and our Company, dated May 10, 2018, a copy of which is filed as Exhibit 10.40 to this Form 10-K and incorporated by reference herein. During the 12-month periods ended December 31, 2024 and 2023, we paid an/or accrued a total of $155,000 under the terms of the agreement. As of December 31, 2024 and 2023, the total accrued salary was $889,167 and $792,667, respectively, and is presented as part of Accounts payable and accrued expenses – related parties.

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

Mining Leases

For 2024, our annual lease maintenance fees due to Bureau of Land Management (“BLM”) for the Arizona, were $14,500. There is no actual lease agreement with the BLM, but we file an annual maintenance fee form and pay fees to the BLM to hold our claims. The next payment will be due on or before August 31, 2025.

Financing

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

The balance of Advances – related parties at December 31, 2023 was $31,200. For the year ended December 31, 2024, there was $7,116 of related- party financing, which was reflected as Proceeds from advances – related parties. During 2024, $38,316 was repaid resulting in a balance of -0- at December 31, 2024. $35,930 was satisfied by issuance of Common Stock and $2,386 was repaid by cash payments.

On various dates throughout the year ended December 31, 2024, the Company issued 4,415,334 shares of Rule 144 restricted Common Stock, par value $.0001 per share to related parties in settlement of liability – related parties in the amount of $77,930 ($.01 - $.01/share).

Third-party financing

On various dates throughout the year ended December 31, 2024, the Company issued 22,578,333 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors, for $458,500 ($.01 - $.02/share).

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

Significant estimates during the years ended December 31, 2024 and 2023, respectively, include uncertain tax positions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2024 and 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At December 31, 2024 and 2023, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2024 and December 31, 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the years ended December 31, 2024 and 2023, respectively.

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

The Company incurred research and development expenses of $50,000 and $-0- for the years ended December 31, 2024 and 2023, respectively.

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

When determining fair value, the Company considers the following assumptions in the Black-Scholes model or other bi-nomial model:

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

At December 31, 2024 and 2023, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	December 31, 2024	December 31, 2023

Convertible debt	4,440,425	4,064,400
Warrants	-	-
	4,440,425	4,064,400

New Accounting Pronouncements

The Company follows Accounting Standards Update 2023-07 – Segment Reporting (Topic 280): Reportable Segment Disclosures (“ASU 2023-07”), which expands reportable segment information by requiring companies to disclose, on an annual and interim basis, significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit of loss. ASU 2023-07 also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM makes decisions about allocating resources to segments and evaluating performance.

The Company conducts its business activities and reports financial results as a single reportable brokerage services segment, The CODM makes decisions about allocating resources and assessing performance in a manner consistent with the way the Company operates its business and presents their financial results. The nature of business and accounting policies of the brokerage services segment are the same as described in the description of business and summary of significant accounting policies notes.

The CODM is President.

Subsequent Events

From January 1, 2025 through March 11, 2025, the Company issued 9,973,333 shares of Rule 144 restricted Common Stock in private placements to 17 accredited investors at $0.02 - $.03 per share.

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

In the year ending December 31, 2024, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer, have concluded that as of December 31, 2024, our internal control over financial reporting was ineffective.

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

As of December 31, 2024, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of December 31, 2024, our internal controls over financial reporting were ineffective. We also concluded that our disclosure controls and procedures are ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the year ended December 31, 2024, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and recording of journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director
Raymond Wright	88	Chairman of the Board, President of GIE, and Director	2016
Ransom Jones	76	Director, Chief Financial Officer, Secretary and Treasurer	2016
Robert Kevin Jones	59	Director and President	2024
Paul Alfano	69	Director (Independent)	2019
Michael Wykrent	82	Director (Independent)	2019

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

Robert Kevin Jones – Director and President

Robert Kevin Jones joined our Board of Directors on July 18,2024. Mr. Robert K. Jones previously served on the Board of Directors from March 7, 2016 through November 8, 2021. In 1999, Mr. Robert K. Jones founded a Dallas-based company focused on commercial flooring. Under his leadership, that company grew from a two-person business to one of the largest and most respected commercial flooring companies in the country. The company had offices throughout the United States, with annual sales of approximately $70 million. Mr. Robert K. Jones’ relationship with that company was dissolved in 2021. Mr. Robert K. Jones has excellent business and analytical skills and maintains relationships with politicians both on the state and federal levels. Mr. Robert K. Jones attended Texas Tech University. Robert K. Jones and Ransom B. Jones, Chief Financial Officer, Secretary and member of the Board of Directors, are brothers.

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

Summary of Cash and Certain Other Compensation

At present, we have three executive officers, Messrs. Wright, R. K. Jones and R. Jones.

Summary Compensation Table

The following table sets forth the compensation for our named executive officers for each of the two completed fiscal years ended December 31, 2024, and December 31, 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Ray Wright (1)	2024	180,000	-	-	-		-	-	-	180,000
	2023	180,000	-	-		-	-	-	-	180,000

Ransom Jones	2024	120,000	35,000	-	-		-	-	-	155,000
	2023	120,000	35,000	-		-	-	-	-	155,000

Robert Kevin Jones (2)	2024	-	-	-	-		-	-	-	-

(1)	Mr. Wright is our President and Chairman of our Board of Directors.

(2)	Mr. Robert Kevin Jones is our President. He was named President on August 6, 2024. Mr. Robert Kevin has not taken a salary or any other form of compensation. Mr. Robert Kevin Jones does not have an employment agreement and serves at the pleasure of our Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our named executive officers as of the end of our last completed fiscal year, December 31, 2024.

Director Compensation

Currently, our directors receive no compensation for their participation on our board, board committees or other activities related to the Company. There are no plans by the directors pay retirement benefits to directors or executive officers.

Executive Compensation

Ray Wright and Ransom Jones each have employment agreements that automatically renew on each employment anniversary date unless a party provides notice of non-renewal before sixty (60) days before each annual period’s end. Mr. Jones was provided with 250,000 shares at the inception of his agreement, and he is due a bonus of $35,000 each year he is employed by us. There were no changes to any of the named executives’ duties as described by their respective employment agreements. Mr. Robert Kevin Jones does not have an employment agreement and receives no compensation for his management roles and responsibilities. Mr. Robert Kevin Jones has agreed to this arrangement until the Company and him enter into a formal employment agreement..

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Securities Beneficial Ownership Table

The following table presents information regarding the beneficial ownership of all shares of our Common Stock as of December 31, 2024:

Beneficial Ownership Table

Directors and Named Executive Officers (9)	Shares of Common Stock Beneficially Owned (1)
	Number	Percent
Paul Alfano(2)	29,450,000	6.8%
Robert RobKevin Jones (3)	24,739,683	5.7%
Ransom Jones (5)	6,181,867	1.4%
Raymond Wright (4)	14,750,000	3.4%
Michael Wykrent (6)	15,358,667	3.6%

All current Directors and Named Executive Officers as a group (5 persons) (7)	90,480,217	20.9%

5% or Greater Stockholders
Paul Alfano (2)	29,450,000	6.8%
Kevin Jones (3)	24,739,683	5.7%

1)	Applicable percentages are based on 430,837,871 shares of Common Stock outstanding as of December 31, 2024. Beneficial ownership is determined by rules promulgated by the SEC and generally includes voting or investment power with respect to securities. Common Stock underlying options, warrants, and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of year end are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the individuals named in the table has sole voting and investment power with respect to the Common Stock indicated as beneficially owned by such individual. The table includes Common Stock and options, warrants, and convertible notes exercisable or convertible into Common Stock that are either vested or may vest within 60 days of year end.
2)	Paul Alfano. Mr. Alfano is an independent director and greater than 5% Shareholder.
3)	Robert Kevin Jones. Mr. Robert K. Jones is a greater than 5% Shareholder, President and a director. Robert K. Jones and Ransom Jones are brothers. Robert K. Jones has sole voting and dispositive power with respect to 8,364,683 shares. In addition, the amount of Common Stock beneficially owned by Mr. Robert K. Jones includes: (a) 4,875,000 Shares held by Mabert, in which Mr. Robert K. Jones has 100% ownership interest and for which he serves as sole manager; (b) 8,500,000 Shares owned by Mr. Kevin Jones’ late spouse, Ms. Christine Earley, in which Mr. Rober K. Jones has a spousal interest; and (c) 1,867,843 Shares issuable to Mr. Robert K. Jones pursuant to that certain Loan Agreement by and between Mabert and the Company, dated September 14, 2018, filed as Exhibit 10.49 to the Company’s Form 10-K/A, filed with the SEC on May 13, 2019; (c) 2,000,000 shares beneficially held for Mr. Robert K. Jones by Equity Trust and (d) 1,000,000 shares owned by Topical Floors, LLC, in which Mr. Robert K. Jones owns 100% ownership interest and for which he serves as sole manager.

4)	Raymond Wright. Mr. Wright is the chairman of our Board of Directors, and president of GIE our wholly owned subsidiary.

5)	Ransom Jones. Mr. Ransom Jones is a director and our chief financial officer, secretary and treasurer, making him a named executive officer. Mr. Jones has sole voting and dispositive power with respect to 2,306,867 shares of Common Stock. In addition, the amount of Common Stock beneficially owned by Mr. Jones includes 3,875,000 shares owned by Mr. Jones’s spouse, Ms. Jan Jones, in which Mr. Jones has a spousal interest. Ransom Jones and Robert K. Jones are brothers.
6)	Michael Wykrent. Mr. Wykrent is an independent director.
7)	All current directors and named executive officers as a group. This ownership includes only the ownership of our current named executive officers and directors
8)	Unless otherwise indicated, the address for each of these shareholders is c/o Greenway Technologies, Inc., at 1521 N. Cooper Street, Suite 205, Arlington, TX 76011.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

●	The operation of which may at a subsequent date result in a change in control of the registrant; or

●	With respect to the election of directors or other matters.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

Mr. Robert K. Jones and his late wife and Mabert have loaned a total $2,057,341 to the Company and four other Shareholders have loaned the balance of $793,433, pursuant to the Loan Agreement, through the year ending December 31, 2024. These loans are secured by the assets of our Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the Loan Agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by Mabert on behalf of the lenders party to the Loan Agreement. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the Loan Agreement. Mabert did not nor will it receive cash compensation for its efforts.

Mr. Robert K. Jones, as the owner and managing member of Mabert, was also the managing and control member of OPMGE, a research and development venture in and to which the Company had a significant revenue member interest and has licensed its proprietary GTL technology and equipment. Any relationship between Greenway and OPMG has been terminated.

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

Under these standards required to be an independent director, none of Mr. Robert K. Jones, Mr. Ransom Jones, nor Mr. Wright qualify as independent directors.

We hope to add additional qualified independent members to our Board of Directors at a later date, depending upon our ability to reach and maintain financial stability and/or continuing operations.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Assurance Dimensions (“Assurance”), our independent auditors for the years ended December 31, 2024 and 2023, respectively:

	2024	2023
Audit Fees	$46,943	$43,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$46,943	$43,500

Audit fees billed were for professional services rendered for the audit of our consolidated financial statements and review of our interim consolidated financial statements for the years ended December 31, 2024 and December 31, 2023.

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

GREENWAY TECHNOLOGIES, INC.

Date:	March 11, 2025
		By	/s/ Robert Kevin Jones
Robert Kevin Jones, President

		By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Kevin Jones
ROBERT KEVIN JONES	Director, President	March 11, 2025

/s/ Michael Wykrent
MICHAEL WYKRENT	Director	March 11, 2025

/s/ Ransom Jones
RANSOM JONES	Director, Chief Financial Officer	March 11, 2025

/s/ Paul Alfano
PAUL ALFANO	Director	March 11, 2025

/s/ Raymond Wright
RAYMOND WRIGHT	Chairman, President of Greenway Innovative Energy, Inc.	March 11, 2025

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Greenway Technologies, Inc. and Subsidiaries

December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Greenway Technologies, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenway Technologies, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operating activities of $1,513,568 and used $444,223, respectively, for the year ended December 31, 2024 and 2023, and a working capital deficit and accumulated deficit of approximately $13,006,449 and $39,373,172, respectively, as of December 31, 2024 and 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2019
Coral Springs, Florida
March 11, 2025

ASSURANCE DIMENSIONS, LLC

also d/b/a McNAMARA and ASSOCIATES, LLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 7800 Belfort Parkway, Suite 290 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 3111 N. University Drive, Suite 621 | Coral Springs, FL 33065 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AbitOs Advisors, LLC (“AbitOs Advisors”), provide professional services. AD LLC and AbitOs Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AbitOs Advisors provide tax and business consulting services to their clients. AbitOs Advisors, and its subsidiary entities are not licensed CPA firms.

Greenway Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

Assets

Current Assets
Cash	$20,139	$1,132
Prepaids and other	112	-
Total Current Assets	20,251	1,132

Total Assets	$20,251	$1,132

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,166,436	$3,822,338
Accounts payable and accrued expenses - related parties	5,232,823	4,549,464

Notes payable	652,500	652,500
Notes payable - related parties - net	2,805,774	2,805,774

Convertible note payable - net	166,667	166,667
Advances - related parties	-	31,200
Advances - others	2,500	2,500
Total Current Liabilities	13,026,700	12,030,443

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized 430,837,871 and 403,844,204 shares issued and outstanding, respectively	43,085	40,385
Additional paid-in capital	26,323,638	25,789,908
Accumulated deficit	(39,373,172)	(37,859,604)
Total Stockholders’ Deficit	(13,006,449)	(12,029,311)

Total Liabilities and Stockholders’ Deficit	$20,251	$1,132

The accompanying notes are an integral part of these consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2024	2023

Operating expenses
General and administrative expenses	$844,305	$960,692
Research and development	50,000	-
Total operating expenses	894,305	960,692

Loss from operations	(894,305)	(960,692)

Other income (expense)
Interest expense	(619,263)	(620,043)
Total other income (expense) - net	(619,263)	(620,043)

Net loss	$(1,513,568)	$(1,580,735)

Loss per share - basic and diluted	$(0.00	$(0.00)

Weighted average number of shares - basic and diluted	413,126,039	397,741,921

The accompanying notes are an integral part of these consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

December 31, 2023	403,844,204	$40,385	$25,789,908	$(37,859,604)	$(12,029,311)

Stock issued for cash	22,578,333	2,258	456,242	-	458,500

Shares issued for settlement of liability – related party	4,415,334	442	77,488	-	77,930

Net loss	-	-	-	(1,513,568)	(1,513,568)

December 31, 2024	430,837,871	$43,085	$26,323,638	$(39,373,172)	$(13,006,449)

The accompanying notes are an integral part of these consolidated financial

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2023

			Additional	Common Stock		Total
	Common Stock		Paid-in	to be	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

December 31, 2022	382,610,871	$38,262	$25,498,031	$5,000	$(36,278,869)	$(10,737,576)

Stock issued as debt issue costs	250,000	25	4,975	(5,000)	-	-

Settlement of subscription receivable - warrants	-	-	-	-	-

Stock issued for cash	18,633,333	1,863	263,637	-	-	265,500

Stock issued to settle accrued liabilities	2,350,000	235	23,265	-	-	23,500

Stock issued for services

Net loss	-	-	-	-	(1,580,735)	(1,580,735)

December 31, 2023	403,844,204	$40,385	$25,789,908	$-	$(37,859,604)	$(12,029,311)

The accompanying notes are an integral part of these consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023

Operating activities
Net loss	$(1,513,568)	$(1,580,735)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities
(Increase) decrease in
Prepaids and other	(112)	2,947
Increase (decrease) in
Accounts payable and accrued expenses	344,098	505,113
Accounts payable and accrued expenses - related parties	725,359	770,012
Net cash used in operating activities	(444,223)	(302,663)

Financing activities
Proceeds from advances - related parties	7,116	31,700
Repayment of advances – related parties	(2,386)	(500)
Proceeds from advances - other	-	2,500
Repayments on notes payable	-	(20,000)
Proceeds from stock issued for cash	458,500	265,500
Net cash provided by financing activities	463,230	279,200

Net decrease in cash	19,007	(23,463)

Cash - beginning of year	1,132	24,595

Cash - end of year	$20,139	$1,132

Supplemental disclosure of cash flow information
Cash paid for interest	$48,914	$-
Cash paid for taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities
Conversion of stockholder advances to notes payable - related parties	$-	$3,500
Shares issued for settlement of liability – related party	$77,930	$20,000
Issuance of common stock issuable	$-	5,000

The accompanying notes are an integral part of these consolidated financial statements

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2024, the Company had:

●	Net loss of $1,513,568; and
●	Net cash used in operations was $444,223

Additionally, at December 31, 2024, the Company had:

●	Accumulated deficit of $39,373,172
●	Stockholders’ deficit of $13,006,449; and
●	Working capital deficit of $13,006,449

The Company has cash on hand of $20,139 at December 31, 2024. The Company does not expect to generate sufficient revenues or positive cash flow from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

Management’s strategic plans include the following:

●	Execute business operations more fully during the year ended December 31, 2025,
●	Explore and execute prospective strategic and partnership opportunities

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Significant estimates during the years ended December 31, 2024 and 2023, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, advances and various debt instruments are carried at historical cost. At December 31, 2024 and 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

DECEMBER 31, 2024 AND 2023

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2024 and 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At December 31, 2024 and 2023, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

At December 31, 2024 and 2023, respectively, the Company had no derivative liabilities.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2024 and December 31, 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the years ended December 31, 2024 and 2023, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

The Company incurred research and development expenses of $50,000 and $-0- for the years ended December 31, 2024 and 2023, respectively.

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

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model or a binomial method for measuring the fair value of options.

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

DECEMBER 31, 2024 AND 2023

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

At December 31, 2024 and 2023, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	December 31, 2024	December 31, 2023

Convertible debt	4,440,425	4,064,400

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

New Accounting Pronouncements

The Company follows Accounting Standards Update 2023-07 – Segment Reporting (Topic 280): Reportable Segment Disclosures (“ASU 2023-07”), which expands reportable segment information by requiring companies to disclose, on an annual and interim basis, significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit of loss. ASU 2023-07 also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM makes decisions about allocating resources to segments and evaluating performance.

The Company conducts its business activities and reports financial results as a single reportable brokerage services segment, The CODM makes decisions about allocating resources and assessing performance in a manner consistent with the way the Company operates its business and presents their financial results. The nature of business and accounting policies of the brokerage services segment are the same as described in the description of business and summary of significant accounting policies notes.

The CODM is President.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18.00%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance - December 31, 2022	$525,000	$80,000	$67,500	$672,500	$672,500
Repayments	-	(20,000)	-	(20,000)	(20,000)
Balance – December 31, 2023	$525,000	$60,000	$67,500	$652,500	$652,500
No activity in 2024
Balance – December 31, 2024	$525,000	$60,000	$67,500	$652,500	$652,000

1	The Company executed a settlement agreement with a third party for $525,000 in 2019. This note requires semi-annual interest payments. At December 31, 2024, the note is in default.
2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full. At December 31, 2024, the settlement agreement is in default.
3	The Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note. At December 31, 2024, the note is in default.
4	The notes payable in the original amounts of $300,000 and $67,500 are non-interest bearing. For the note in the original amount of $525,000, as of December 31, 2024 and 2023, total accrued interest was $246,234 and $153,625, respectively. The Company recorded interest expense of this note payable for the fiscsl years ending December 31, 2024 and 2023, of $94,650 and $94,830, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 4 – Notes Payable – Related Parties

The Company executed a loan agreement for up to $5,000,000 in advances with a Company owned by a stockholder and who is the brother of the Company’s Chief Financial Officer as well as a member of the Board of Directors.

Mr. Robert K. Jones and his late wife and Mabert have loaned a total of $2,057,341 to the Company and four other shareholders have loaned a balance of $793,433, pursuant to the Loan Agreement, through the year ended December 31, 2024. These loans are secured by the assets of our Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the Loan Agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by Mabert on behalf of the lenders party to the Loan Agreement. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro-rata payment based on the terms of the Loan Agreement. Mabert did not nor will it receive cash compensation for its efforts.

The notes bear interest ranging from 10% - 18%. These notes are in default at December 31, 2024.

Typically, with each of these notes, the Company has issued shares of common stock, which have been recognized as a debt discount and amortized over the life of the note.

During 2024, the Company did not issue notes under this loan structure and therefore, did not issue shares in connection with such note structure.

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Balance - December 31, 2022	$2,805,774
No activity in 2023	-
Balance – December 31, 2023	$2,805,774
No activity in 2024
Balance – December 31, 2024	$2,805,774

As of December 31, 2024 and 2023, total accrued interest for Notes Payable-Related Parties was $2,427,321 and $2,014,163, respectively, and is presented as part of Accounts payable and accrued expenses – related parties. The Company recorded interest expense from Notes Payable-Related Parties for fiscal years ending December 31, 2024 and 2023, of $495,214 and $496,572, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 5 – Convertible Note Payable

Convertible note payable and related terms were as follows:

Terms	Note Payable

Issuance dates of note	2017
Maturity date	2019
Interest rate	4.50%
Default interest rate	18.00%
Collateral	Unsecured
Conversion rate	$0.08/share

		In-Default

Balance - December 31, 2022	$166,667	$166,667
Balance – December 31, 2023	$166,667	$166,667
Balance – December 31, 2024	$166,667	$166,667

As of December 31, 2024 and 2023, total accrued interest for Convertible Notes Payable was $188,567 and $158,485, respectively. The Company recorded interest expense from Convertible Notes Payable for fiscal years ending December 31, 2024 and 2023, of $30,082 and $30,000, respectively.

Note 6 – Advances – Related Parties

Advances – related parties and related terms were as follows:

Advances
Terms	Related Parties

Issuance date of advances	Prior to 2018
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured

Balance - December 31, 2022	$3,500
Proceeds	31,700
Repayment	(500)
Conversion of advances – related parties to stock	(3,500)
Balance – December 31, 2023	$31,200
Proceeds	7,116
Conversion of advances – related parties to stock	(35,930)
Repayment	(2,386)
Balance – December 31,2024	-0-

During 2023, related parties advanced $31,700 to the Company and $500 of such advances was repaid. Additionally, one related party advance in the amount of $3,500 was converted to common stock. During 2024, related parties advanced $7,116 to the Company. Related party advances in the amount of $35,930 were converted to common stock. Related parties were repaid $2,386 in cash.

Note 7 – Employment Agreements – Related Parties

 In August 2012, we entered into an employment agreement with Raymond Wright, for the position of president of GIE, for a term of five years, with compensation of $90,000 per year. In September 2014, Mr. Wright’s employment agreement was amended to increase his annual pay to $180,000. By its terms, Mr. Wright’s employment agreement automatically renewed on August 12, 2020, 2021, 2022 2023 and 2024., for successive one-year periods. During the twelve-month periods ended December 31, 2024 and 2023, we paid and/or accrued a total of $180,000 under the terms of the agreement. As of December 31, 2024, total accrued salary was $1,599,738 and $1,501,038, respectively, and is presented as part of Accounts payable and accrued expenses -related party. Mr. Wright is also the Chairman of our Board of Directors.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, Chief Financial Officer, Secretary and a member of the board of directors. Mr. Jones earns a base salary of $120,000 per year. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended December 31, 2024. Mr.

Jones received a grant of common stock (the “Stock Grant”) at the start of his employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist. The foregoing summary of Mr. Jones’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreement by and between Mr. Jones and our Company, dated May 10, 2018, a copy of which is filed as Exhibit 10.40 to this Form 10-K and incorporated by reference herein. During the 12-month periods ended December 31, 2024 and 2023, we paid an/or accrued a total of $155,000 under the terms of the agreement. As of December 31, 2024 and 2023, the total accrued salary was $889,167 and $792,667, respectively, and is presented as part of Accounts payable and accrued expenses – related parties.

As of December 31, 2024 and 2023, the accrued salary from employment agreements and accrued interest for Notes Payable Related Parties totalling $5,232,923 and $5,549,463, respectively are presented as Accounts payable and accrued expensed – related parties.

Note 8 – Commitments and Contingencies

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

On November 8, 2023, the Company was served with a demand for payments under various agreements with the plaintiffs. The Plaintiffs are Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC (“Tunstall Canyon”) and Chisos Equity Consultants, LLC (“Chisos”). Ric Halden and Randy Moseley were founders of the Company and served as officers and directors of the Company until 2017, when each of them resigned all positions with the Company. The Company believes that Tunstall Canyon and Chisos are majority-owned by Ric Halden. The Company has accrued liabilities to Ric Halden, Randy Moseley and Tunstall Canyon, which are all included in the liabilities reflected on the accompanying consolidated balance sheet. The court set an original trial date for November 25, 2024. The Plaintiffs and the Company petitioned the Court for a new trial date, which was granted. The new trial date is May 26, 2025. The case is currently in its discovery phase.

The Plaintiffs, Ric Halder, Randy Moseley, Tuntall Canyon and Chisos, filed a Traditional Motion for Partial Summary Judgement , or in the Alternative, Traditional Motion for Partial Summary Judgement as to Liability Only. The court has set a hearing on this motion for March 26, 2025.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 9 – Stockholders’ Deficit

The Company has one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	$0.0001 par value
-	Voting at 1 vote per share

Equity Transactions for the Year Ended December 31, 2024

Stock Issued for Cash

The Company issued 22,578,333 shares of common stock for $458,500 ($0.01 - $0.03/share).

Stock Issued for Settlement of Liabilities

The Company issued 4,415,334 shares of common stock in settlement of accrued liabilities totaling $77,930, ($0.015 - $0.03/share). The fair value of these shares was based upon the quoted closing trading price. In connection with this settlement, there was no gain or loss on settlement.

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

Issuance of Previously Issuable Shares

During 2023, the Company issued 250,000 shares of issuable common stock for $5,000 ($0.02/share). These shares were sold in 2022.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 10 – Warrants

There was no warrant activity for the years ended December 31, 2024 and December 31, 2023.

Note 11 – Income Taxes

The Company’s tax expense differs from the “expected” tax expense for the period (computed by applying the corporate tax rate of 21% to loss before taxes), are approximately as follows:

	December 31, 2024	December 31, 2023
Federal income tax benefit - 21%	$(318,000)	$(332,000)
Non-deductible items	-
Subtotal	(318,000)	(332,000)
Change in valuation allowance	318,000	332,000
Income tax benefit	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2024 and 2023 are approximately as follows:

	December 31, 2024	December 31, 2023

Deferred Tax Assets
Deferred compensation and management fees	6,738,000	6,420,000
Net operating loss carryforwards	1,839,000	1,609,000
Total deferred tax assets	8,577,000	8,029,000
Less: valuation allowance	(8,577,000)	(8,029,000)
Net deferred tax asset recorded	$-	$-

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

During the year ended December 31, 2024 the valuation allowance increased by approximately $548,000 The total valuation allowance results from the Company’s estimate of its uncertainty in being unable to recover its net deferred tax assets.

At December 31, 2024, the Company has federal net operating loss carryforwards, which are available to offset future taxable income, of approximately $32,084,000. The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s.

NOL carryforwards that were generated after 2017 of approximately $32,084,000 may only be used to offset 80% of taxable income and are carried forward indefinitely.

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

The Company files corporate income tax returns in the United States and Texas jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2024 and 2023, respectively, there were no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

As of December 31, 2023, the Company had not filed any corporate tax returns since the year ended December 31, 2016. The Company’s failure to file penalties are immaterial.

Note 12 – Subsequent Events

From January 1, 2025 through March 11, 2025, the Company issued 9,973,333 shares of Rule 144 restricted Common Stock in private placements to 17 accredited investors at $0.02 - $0.03 per share.

