Form 10-Q
period 2025-03-31
GREENWAY TECHNOLOGIES INC
filed 2025-05-09
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 9, 2025 was 453,861,204.

2

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements & Notes (Unaudited)

Greenway Technologies, Inc. and Subsidiaries

Greenway Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$169,832	$20,139
Prepaids and other	51,624	112
Total Current Assets	221,456	20,251

Total Assets	$221,456	$20,251

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,243,019	$4,166,436
Accounts payable and accrued expenses - related parties	5,255,086	5,232,823

Notes payable	652,500	652,500
Notes payable - related parties - net	2,805,774	2,805,774

Convertible note payable - net	166,667	166,667
Advances - others	2,500	2,500
Customer deposits	310,000	-

Total Current Liabilities	13,435,546	13,026,700

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized 445,327,871 and 430,837,871 shares issued and outstanding, respectively	44,534	43,085
Common stock to be issued	20,000	-
Additional paid-in capital	26,877,189	26,323,638
Subscription receivable	(99,000)	-
Accumulated deficit	(40,056,813)	(39,373,172)
Total Stockholders’ Deficit	(13,214,090)	(13,006,449)
Total Liabilities and Stockholders’ Deficit	221,456	20,251

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating expenses
General and administrative expenses	$389,349	$202,338
Research and development	142,793	-

Total operating expenses	532,142	202,338

Loss from operations	(532,142)	(202,338)

Other expense
Interest expense	(151,499)	(154,733)

Total other expense	(151,499)	(154,733)

Net loss	$(683,641)	$(357,071)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	437,704,501	403,844,204

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Common Stock To be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Issued	Deficit	Deficit

December 31, 2024	430,837,871	$43,085	$26,323,638	-	-	$(39,373,172)	$(13,006,449)
Stock issued for cash	14,490,000	1,449	553,551	$(99,000)	$20,000	-	476,000
Net loss	-	-	-	-	-	(683,641)	(683,641)

March 31, 2025	445,327,871	$44,534	$26,877,189	$(99,000)	$20,000	$(40,056,813)	$(13,214,090)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2024

(Unaudited)

	Common Stock		Additional Paid-in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

December 31, 2023	403,844,204	$40,385	$25,789,908	$-	$(37,859,604)	$(12,029,311)

Net loss	-	-	-	-	(357,071)	(357,071)

March 31, 2024	403,844,204	$40,835	$25,789,908	$-	$(38,216,675)	$(12,386,382)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Operating activities
Net loss	$(683,641)	$(357,071)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities
(Increase) decrease in
Prepaids and other	(51,512)	-
Increase (decrease) in
Accounts payable and accrued expenses	76,583	156,825
Accounts payable and accrued expenses - related parties	22,263	198,464
Customer deposits	310,000
Net cash used in operating activities	(326,307)	(1,782)

Financing activities
Proceeds from advances - related parties	-	650
Proceeds from stock issued for cash	476,000	-
Cash provided by financing activities	476,000	650

Net increase (decrease) in cash	149,693	(1,132)

Cash - beginning of period	20,139	1,132

Cash - end of period	$169,832	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$97,042	$-
Cash paid for income tax	$-	$-

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

Greenway Technologies, Inc. (collectively, “we,” “us,” “our” or the “Company”), through its wholly owned subsidiary, Greenway Innovative Energy, Inc., is primarily engaged in the research, development and commercialization of a proprietary Gas-to-Liquids (GTL) syngas conversion system that can be economically scaled to meet individual natural gas field/resource requirements. The Company’s proprietary and patented technology has been realized in Greenway’s first generation commercial-scale G-ReformerTM unit (“G-Reformer”), a unique and critical component of the Company’s overall GTL technology solution. Greenway’s objective is to become a material direct and licensed producer of renewable GTL synthesized diesel, jet fuels, and high value chemicals, as a byproduct of the conversion process and hydrogen, with a near term focus on U.S. market opportunities.

Both of the Company’s wholly-owned subsidiaries: Universal Media Corp and Logistix Technology Systems, Inc. are currently inactive.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Liquidity, Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2025, the Company had:

●	Net loss of $683,641; and
●	Net cash used in operations was $326,307

Additionally, at March 31, 2025, the Company had:

●	Accumulated deficit of $40,056,813
●	Stockholders’ deficit of $13,214,090; and
●	Working capital deficit of $13,214,090

The Company has cash on hand of $169,832 at March 31, 2025. The Company does not expect to generate sufficient revenues or positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the financial statements of Greenway and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024.

Business Segments

Our President and Director is the chief operating decision maker who reviews financial information on a basis for purposes of allocating resources and evaluating financial performance.

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

Our President and Director assessed performance and decides how to allocate primarily based net income, which is reported on our Statement of Operations. Total assets on the Balance Sheets represent our segment assets.

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

Significant estimates during the three months ended March 31, 2025 and 2024, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

At March 31, 2025 and December 31, 2024, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At March 31, 2025 and December 31, 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At March 31, 2025 and December 31, 2024 respectively, the Company did not have any cash in excess of the insured FDIC limit.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

At March 31, 2025 and December 31, 2024, respectively, the Company had no derivative liabilities.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2025 and December 31, 2024, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the three months ended March 31, 2025 and 2024, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company incurred research and development expenses of $142,793 and $0 for the three months ended March 31, 2025 and 2024, respectively.

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

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black-Scholes or other reliable binomial models for measuring the fair value of options.

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value, the Company considers the following assumptions in the Black-Scholes or other reliable binomial models:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

At March 31, 2025 and March 31, 2024, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	March 31, 2025	March 31, 2024

Convertible debt	4,532,888	4,157,888

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance - December 31, 2024	$525,000	$60,000	$67,500	$652,500	$652,500

No activity in first quarter of 2025	-	-	-	-	-
Balance – March 31, 2025	$525,000	$60,000	$67,500	$652,500	$652,500

1	The Company executed a settlement agreement with a third party for $525,000 in 2019. This note requires semi-annual interest payments. At March 31, 2025, the note is in default.

2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full. At March 31, 2025, the note is in default.

3	The Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note. At March 31, 2025, the note is in default.

4	The notes payable in the original amounts of $300,000 and $67,500 are non-interest bearing. For the note in the original amount of $525,000, as of March 31, 2025 and 2024, total accrued interest was $268,230 and $177,415, respectively. The Company recorded interest expense on this note payable for the fiscal quarters ending March 31, 2025 and 2024, of $21,966 and $23,790, respectively

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Note 4 – Notes Payable – Related Parties

The Company executed a loan agreement for up to $5,000,000 in advances with a Company owned by a stockholder and who is the brother of the Company’s Chief Financial Officer as well as a member of the Board of Directors.

Mr. Robert K. Jones and his late wife and Mabert have loaned a total of $2,057,341 to the Company and four other shareholders have loaned a balance of $748,433, pursuant to the Loan Agreement, through the year ended December 31, 2024. These loans are secured by the assets of our Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the Loan Agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by Mabert on behalf of the lenders party to the Loan Agreement. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro-rata payment based on the terms of the Loan Agreement. Mabert did not nor will it receive cash compensation for its efforts.

The notes bear interest ranging from 10% - 18%. These notes are in default at March 31, 2025.

Typically, with each of these notes, the Company has issued shares of common stock, which have been recognized as a debt discount and amortized over the life of the note.

From January 1, 2025 – March 31, 2025, the Company did not issue notes under this loan structure and therefore, did not issue shares in connection with such note structure.

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Notes Payable
Terms	Related Parties

Issuance date of notes	Various
Maturity date	1 year
Interest rate	10% - 18%
Collateral	All assets

Balance - December 31, 2024	2,805,774

No activity in the first quarter of 2025	-
Balance - March 31, 2025	$2,805,774

As of March 31, 2025 and December 31, 2024, total accrued interest for Notes Payable-Related Parties was $2,452,385 and $2,427,321, respectively, and is presented as part of Accounts payable and accrued expenses – related parties. The Company recorded interest expense from Notes Payable-Related Parties for fiscal years ending March 31, 2025 and 2024, of $122,106 and $123,464, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Note 5 – Convertible Note Payable

Convertible note payable and related terms were as follows:

Convertible
Terms	Note Payable

Issuance dates of note	2017
Maturity date	2019
Interest rate	4.50%
Default interest rate	18.00%
Collateral	Unsecured
Conversion rate	$0.08/share

		In-Default

Balance – December 31, 2024	$166,667	$166,667
Balance – March 31, 2025	$166,667	$166,667

This note is in default as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31,2024, total accrued interest for Convertible Notes Payable was $195,964 and $188,567, respectively. The Company recorded interest expense from Convertible Notes Payable for the three months ended March 31, 2025 and 2024, of $7,397 and $7,562, respectively

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Note 6 – Advances – Related Parties

Advances – related parties and related terms were as follows:

Advances
Terms	Related Parties

Issuance date of advances	Prior to 2018
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured

Balance - December 31, 2023	31,200
Proceeds	7,116
Conversion of advances – related parties to stock	(35,930)
Repayment	(2,386)
Balance – December 31, 2024	-0-
No activity in first quarter of 2025
Balance – March 31, 2025	-0-

Note 7 – Employment Agreements – Related Parties

In August 2012, we entered into an employment agreement with Raymond Wright, for the position of president of GIE, for a term of five years, with compensation of $90,000 per year. In September 2014, Mr. Wright’s employment agreement was amended to increase his annual pay to $180,000. By its terms, Mr. Wright’s employment agreement automatically renewed on August 12, 2020, 2021, 2022 2023 and 2024., for successive one-year periods. During the three-month period ended March 31, 2025 and 2024, we paid and/or accrued a total of $45,000 under the terms of the agreement. As of March 31, 2025, total accrued salary was $1,622,938 and, as of December 31, 2024, total accrued salary was $1,599,738. The liability is presented as part of Accounts payable and accrued expenses -related party. Mr. Wright is also the Chairman of our Board of Directors.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, Chief Financial Officer, Secretary and a member of the board of directors. Mr. Jones earns a base salary of $120,000 per year. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended December 31, 2024. Mr.Jones received a grant of common stock (the “Stock Grant”) at the start of his employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist. The foregoing summary of Mr. Jones’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreement by and between Mr. Jones and our Company, dated May 10, 2018, a copy of which is filed as Exhibit 10.40 to this Form 10-K and incorporated by reference herein. During the three-month period ended March 31, 2025 we paid and/or accrued a total of $30,000 under the terms of the agreement. As of March 31, 2025, total accrued salary was $863,167 and, as of December 31 2024, the total accrued salary was $889,167 and is presented as part of Accounts payable and accrued expenses – related parties.

As of March 31, 2025 and December 31, 2024, the accrued salary from employment agreements and accrued interest for Notes Payable Related Parties totaling $5,255,086 and $5,232,823, respectively are presented as Accounts payable and accrued expensed – related parties.

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

On November 8, 2023, the Company was served with a demand for payments under various agreements with the plaintiffs. The Plaintiffs are Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC (“Tunstall Canyon”) and Chisos Equity Consultants, LLC (“Chisos”). Ric Halden and Randy Moseley were founders of the Company and served as officers and directors of the Company until 2017, when each of them resigned all positions with the Company. The Company believes that Tunstall Canyon and Chisos are majority-owned by Ric Halden. The Company has accrued liabilities in the amount of $1,645,595 to Ric Halden, Randy Moseley and Tunstall Canyon, which are all included in the liabilities reflected on the accompanying consolidated balance sheet. The court set an original trial date for November 25, 2024. The Plaintiffs and the Company petitioned the Court for a new trial date, which was granted and a new trial date was set for May 26, 2025. On March 28, 2025, Plaintiffs and the Company again petitioned the Court for a new trial date. The request was granted and the trial is currently set for September 15, 2025. The case is currently in its discovery phase.

The Plaintiffs, Ric Halder, Randy Moseley, Tuntall Canyon and Chisos, filed a Traditional Motion for Partial Summary Judgement, or in the Alternative, Traditional Motion for Partial Summary Judgement as to Liability Only which was originally set to be set to be heard by the Court on March 26, 2025. Plaintiffs and the Company agreed to reset the hearing to at least 45 days after March 26, 2025. A new hearing date has not yet been set.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Note 9 – Stockholders’ Deficit

The Company has one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	$0.0001 par value
-	Voting at 1 vote per share

Equity Transactions for the Three Months Ended March 31, 2025

Stock Issued for Cash

The Company issued 14,490,000 shares of common stock for $455,000 ($0.02 - $0.05/share).

Common Stock to be Issued

The Company committed to issue 1,000,000 shares of stock for $20,000 ($.03/share). The shares were issued subsequent to March 31, 2025.

Subscription Receivable

The Company executed a Subscription Agreement under which it is committed to issue 3,333,333 shares of stock for $100,000 ($.03/share). The Company received a deposit of $1,000 during the quarter and received $99,000 subsequent to March 31, 2025. The shares were issued subsequent to March 31, 2025.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Note 10 – Warrants

There was no warrant activity for the three months ended March 31, 2025 and the twelve months ended December 31, 2024.

Note 11 – Segment Reporting

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”), The Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis and does not receive discrete financial information for multiple Business units.

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating loss, which aligns with the amount reported in the statements of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss for the three-months period ended March 31, 2025 and 2024:

	2025	2024
Operating expenses
General and administrative expenses	$389,349	$202,338
Research and development	142,793	-

Total operating expenses	532,142	202,338

Loss from operations	(532,142)	(202,338)

Other expense
Interest expense	(151,499)	(154,733)

Total other expense	(151,499)	(154,433)

Net Loss	$(683,641)	$(357,071)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating it segment performance:

General and administrative expenses: includes personnel costs, professional fees and other overhead expenses.

Research and development: includes payments made to UTA under Sponsored Research Agreements to perform research and development on the Company’s reformers and other aspects of the process to convert natural gas to high value fuels, chemicals and water and the purchase of a G-Reformer.

Interest expense: interest expense on notes payable issued over a period of many years to fund the Company’s operations.

Chief Operating Decision Maker (CODM)

The CODM of the Company is the Chief Executive Officer (CEO), who is responsible for evaluating financial results and making resource allocation decisions.

Note 12 – Subsequent Events

Subsequent to March 31, 2025, the Company reflects the following:

Stock Issued for Cash

From April 1, 2025 through May 9, 2025, the Company issued 8,533,333 shares of Rule 144 restricted Common Stock in private placements to 11 accredited investors at $0.025 - $0.100 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending March 31, 2025 and 2024 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources, should be read in conjunction with our Annual Form 10-K filed on March 11, 2025. As discussed in Note 1 to these unaudited consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the unaudited consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

Competition

According to Research and Markets in late 2024, key industry players include: Shell, Chevron, PetroSA, Qatar Petroleum, Sasol, Statoil ASA, Velocys, ENI S.p.A. In terms of global production and consumption, Shell had the largest market share in 2024, with virtually all current production located overseas. Our technology is not designed to compete with the large refinery-size GTL plants operated by such large industry operators. Our plants are designed to be scaled to meet individual gas field production requirements on a distributed and mobile basis. According to a report released in July 2019 by the Global Gas Flaring Reduction Partnership (“GGFRP”), there are currently only 5 small-scale GTL plant technologies that have been proven and are now available for flared gas monetization available in the U.S., including: Greyrock (“Flare to Fuels”); Advantage Midstream (licensing Greyrock technology); EFT (“Flare Buster”); Primus GE and GasTechno (“Methanol in a Box”). We were not a direct part of this study, as we had not received 3rd party certification of our proprietary technology as of the date of this report.

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

Going Concern

The accompanying consolidated financial statements to this Form 10-K (our “Financial Statements”) have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, we have an accumulated deficit of $40,056,813. For the quarter ended March 31, 2025, we incurred a net loss of $683,641 and used $326,307 net cash for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise additional capital through debt and/or equity sources.

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

We remain dependent on both third party and related party sources of funding for continuation of our operations (debt and/or equity based). Our independent registered public accounting firm issued a going concern qualification in their report dated March 11, 2025 and filed with our annual report on Form 10-K, which is included by reference to our Financial Statements and raises substantial doubt about our ability to continue as a going concern.

	March 31,	March 31,	Increase
	2025	2024	(Decrease)	% Change

Net loss	$683.641	$357,071	$326,570	91.46%	1
Net cash used in operations	$326,307	$1,782	$324,525	182.11%	2
Working capital deficit	$13,214,090	$12,386,382	$827,708	6.68%	3
Stockholders’ deficit	$13,214,090	$12,386,382	$827,708	6.68%	4

1 – Our net loss increased by $326,570, primarily due to increases of several expense categories – research and development in the amount of $142,793, legal expense in the amount of $87,242, consulting fees of $28,640, travel expenses in the amount of $10,436 and commission expense in the amount of $9,000. These increases were partially offset by a decrease of stock quoting service in the amount of $8,400.

2- Our net cash used in operations increased due to the net loss increasing by $326,570 an increase of $51,512 in prepaids and other, a decrease of $80,242 in accounts payable and accrued expenses and a decrease in accounts payable and accrued expenses – related parties of $176,201. This was partially offset by a $310,000 increase in customer deposits.

3 – The increase in our working capital deficit related to increases in accounts payable and accrued expenses of $263,856, accounts payable, accrued expenses – related parties of $507,158 and an increase in customer deposits of $310,000. This was partially offset by an increase in cash of $169,832 and increase in prepaids and other of $51,624 and a decrease in advances – related parties of $31,850.

4 – The increase in stockholders’ deficit from December 31, 2024 to March 31, 2025 results from the net effect of the net loss for the period from January 1, 2025 to March 31, 2025 in the amount of $683,641 offset by issuance of common stock in the $476,000, which decreased stockholders’ deficit.

As of March 31, 2025, we had total liabilities in excess of assets by $13,214,090 and used net cash of $326,307 for our operating activities. This is compared to the most recent year ended December 31, 2024, when we used net cash of $444,223 for operating activities.

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

Results of Operations

Three-months ended March 31, 2025, compared to the three-months ended March 31, 2024

We had no revenues for our consolidated operations for the quarters ended March 31, 2025 and 2024, respectively.

We reported consolidated net losses for the three months ended March 31, 2025 and 2024 of $683,641 and $357,071 respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the three months ended March 31, 2025 and 2024:

			$
	March 31,	March 31,	Increase
	2025	2024	(Decrease)	% Change

Revenues	$-	$-	$-	0.00%

General and administrative expenses	$389,349	$202,338	$187,011	92.43%	1
Interest expense	$151,499	$154,733	$(3,234)	(2.09)%	2
Research and development	$142,793	$-	$142,793	%	3

1 – General and administrative expenses increased primarily due to increases of several expense categories – research and development in the amount of $142,793, legal expense in the amount of $87,242, consulting fees of $28,640, travel expenses in the amount of $10,436 and commission expense in the amount of $9,000. These increases were partially offset by decrease of stock quoting service in the amount of $8,400.

2 – Interest expense decreased due to an adjustment in interest payable on one note payable in the first quarter of 2025 compared to the first quarter of 2024.

3 – Research and development expense increased due to an expanded relationship with UTA in the first quarter of 2025 compared to the first quarter of 2024. Due to increased liquidity, the Company was in a position to authorize additional research and development. Additionally, it purchased a G-Reformer in the amount of $50,000 in the first quarter of 2025 and did not have a comparable expense in the first quarter of 2024.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of March 31, 2025, we had $169,832 in cash, total assets of $221,456, and total liabilities of $13,435,546. Our total accumulated deficit at March 31, 2025 was $40,056,813.

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between March 31, 2025 and 2024:

			$
	March 31,	March 31,	Increase
	2025	2024	(Decrease)	% Change

Cash	$169,832	$-	$169,832
Prepaids and other	$51,624	$-	$51,624
Total current assets	$-	$-	$-
Total assets	$221,456	$-	$221,456	100.00%	1

Accounts payable and accrued expenses	$4,243,019	$3,979,163	$263,856	6.63%	2
Accounts payable and accrued expenses - related party	$5,255,086	$4,747,928	$507,158	10.68%	3
Note payable	$652,500	$652,500	$-	0.00%
Notes payable - related parties - net	$2,805,774	$2,805,774	$-	0.00%
Convertible note payable - net	$166,667	$166,667	$-	0.00%
Advances - related parties	$-	$31,850	$31,850	100.00%	4
Advances - other	$2,500	2,500	-	0.00%
Customer deposits	$310,000	-	310,000	100.00%	5
Total current liabilities	$13,435,546	$12,386,382	$1,049,164	8.47%	6
Total liabilities	$13,435,546	$12,386,382	$1,049,164	8.47%	6

1 – Cash and prepaid and others increased due to increased of sales of stock resulting in the increase in cash and the liquidity to fund prepaids and other.

2 – Accounts payable and accrued expenses increased due to the fact that accrued contractual expenses increased at a greater amount than the company had liquidity to reduce the payables.

3 – Accounts payable and accrued expenses – related parties increased due to the fact that accrued contractual expenses increased at a greater amount than the company had liquidity to reduce the payables.

4 – Advances – related parties were repaid either through the issuance of stock in satisfaction of debt or by cash payment.

5 – Customers made deposits in the first quarter of 2025 compared to customers making -0- deposits in the first quarter of 2024.

6 – See all discussions in #1 - #5 above.

To increase our working capital, we have considered raising additional debt and/or equity-based financing from both third parties and related parties. However, terms of these financings may not be favorable to the Company.

Cash Flows

			$
	March 31,	March 31,	Increase
	2025	2024	(Decrease)	% Change

Net cash used in operating activities	$326,307	$1,782	$324,525	182.11%
Net cash used in investing activities	$-	$-	$-	0.00%
Net cash provided by financing activities	$476,000	$650	$475,350	731.31%

Operating activities

Our net cash used in operations increased primarily due to the fact that the Company issued stock in the amount of $476,000, which allowed the payment of additional liabilities and operating expenses than were paid in the first quarter of 2024.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $0.

Financing Activities

Net cash provided by financing activities was $476,000 and $650 for the three months ended March 31, 2025 and 2024, respectively.

In the first quarter of 2025, the Company sold stock in the amount of $476,000. In the first quarter of 2024, the Company received proceeds from advances of $650 from its Chief Financial Officer.

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $40,056,813 and $39,373,172 as of March 31, 2025 and December 31, 2024, respectively.

Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Commitments

Capital Expenditures - none

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the three-months ended March 31, 2025, the Company paid and/or accrued a total of $45,000 for the period under the terms of the agreement.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, as Chief Financial Officer. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. The Company accrued $30,000 at March 31, 2025 and December 31, 2024.

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

Mining Leases

We have a minimum commitment during 2025 of approximately $14,400 for our annual lease maintenance fees due to Bureau of Land Management (“BLM”) for the Arizona Property, with such payment due by August 31, 2024. There is no actual lease agreement with the BLM, but we file an annual maintenance fee form and pay fees to the BLM to hold our claims.

Financing – Three Months Ended March 31, 2025 and the Year Ended December 31, 2024

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the period ended March 31, 2025, we received $-0- in related party loans.

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

Third-party financing

For the period ended March 31, 2025, we received $0 in debt financing.

On various dates throughout the quarter ended March 31, 2025, the Company issued 14,490,000 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors, for $455,500 ($.02 - $.05/share). On various dates throughout the quarter ended March 31, 2025, the Company issued Subscription Agreements representing 4,333,333 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors for $120,000 ($.03/share). $20,000 of the amount is reflected as Common Stock To be Issued and $99,000 is reflected as Subscriptions Receivable.

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

Significant estimates during the three months ended March 31, 2025 and 2024, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At March 31, 2025 and December 31, 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At March 31, 2025 and December 31, 2024, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2025 and December 31, 2024, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the three months ended March 31, 2025 and 2024, respectively.

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

The Company incurred research and development expenses of $142,793 and $0 for the three months ended March 31, 2025 and 2024, respectively.

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

At March 31, 2025 and 2024, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	March 31, 2025	March 31, 2024

Convertible debt	4,532,888	4,157,888
Warrants	-	-
	4,532,888	4,157,888

Recently Issued Accounting Pronouncements

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

During the quarter ended March 31, 2025, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of March 31, 2025, our internal controls over financial reporting were ineffective. Also, management has concluded that internal controls over disclosure controls and procedures were ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2025:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended March 31, 2025, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending March 31, 2025, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 8, 2023, the Company was served with a demand for payments under various agreements with the plaintiffs. The Plaintiffs are Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC (“Tunstall Canyon”) and Chisos Equity Consultants, LLC (“Chisos”). Ric Halden and Randy Moseley were founders of the Company and served as officers and directors of the Company until 2017, when each of them resigned all positions with the Company. The Company believes that Tunstall Canyon and Chisos are majority-owned by Ric Halden. The Company has accrued liabilities of $1,645,595 to Ric Halden, Randy Moseley and Tunstall Canyon, which are all included in the liabilities, which are reflected on the accompanying consolidated balance sheet. The court set an original trial date for November 25, 2024. The Plaintiffs and the Company petitioned the Court for a new trial date, which was granted and a new trial date was set for May 26, 2025. On March 28, 2025, Plaintiffs and the Company again petitioned the Court for a new trial date. The request was granted and the trial is currently set for September 15, 2025. The case is currently in its discovery phase.

The Plaintiffs, Ric Halder, Randy Moseley, Tuntall Canyon and Chisos, filed a Traditional Motion for Partial Summary Judgement, or in the Alternative, Traditional Motion for Partial Summary Judgement as to Liability Only which was originally set to be set to be heard by the Court on March 26, 2025. Plaintiffs and the Company agreed to reset the hearing to at least 45 days after March 26, 2025. A new hearing date has not yet been set.

Item 1A. Risk Factors.

Information regarding risk factors appears in Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On various dates throughout the quarter ended March 31, 2025, the Company issued 14,490,000 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors, for $455,500 ($.02 - $.05/share). On various dates throughout the quarter ended March 31, 2025, the Company issued Subscription Agreements representing 4,333,333 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors for $120,000 ($.03/share). $20,000 of the amount is reflected as Common Stock To be Issued and $99,000 is reflected as Subscriptions Receivable.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

March 31, 2025

In May 2022, the Company issued a note payable for $67,500, with an original issue debt discount of $37,500, resulting in net proceeds of $30,000. The note was due on September 30, 2022 and at March 31, 2025 remains in default.

On December 20, 2017, the Company issued a convertible promissory note for $166,667, fully payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. At March 31, 2025 remains in default.

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd., as part of the consideration for an agreed stipulated judgment, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. Since the note was issued, two semiannual payments of interest have been paid. The Company was in default of its semiannual interest payment due on February 15, 2021. In May 2021, the Company made the semi-annual interest payment (including late fees) and cured the default. However, the Company again failed to make the required payments and at March 31, 2025 remains in default.

On September 14, 2018, the Company entered into a Loan Agreement and a related Security Agreement with Mabert, LLC (“Mabert”). Under the Loan Agreement, up to $5,000,000 of principal may be loaned to the Company. Under the related Security Agreement, Mabert has a security interest in all the assets of the Company. This security interest is supported by a UCC-1 filed on September 28, 2023 and its scheduled lapse date is October 10, 2028. As of March 31, 2024, the principal amount outstanding is $3,624,941 and accrued interest is $2,481,006. The loans were made by 8 individuals, consisting of 25 loans. The interest rate varies from 10% to 18%, depending on the amount loaned. All of the loans made to the Company under this Loan Agreement have maturities of one year. At March 31, 2025, all of these loans are in default.

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

Date: May 9, 2025

	By	/s/ Robert Kevin Jones
Robert Kevin Jones, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

