Form 10-Q
period 2025-06-30
GREENWAY TECHNOLOGIES INC
filed 2025-08-11
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 11, 2025, was 454,361,204.

2

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements & Notes (Unaudited)

Greenway Technologies, Inc. and Subsidiaries

Greenway Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$379,959	$20,139
Prepaids and other	77,502	112
Total Current Assets	457,461	20,251

Total Assets	$457,461	$20,251

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,433,646	$4,166,436
Accounts payable and accrued expenses - related parties	5,192,116	5,232,823

Notes payable	647,500	652,500

Notes payable - related parties - net	2,805,774	2,805,774

Convertible note payable - net	166,667	166,667

Advances - others	2,500	2,500

Customer deposits	1,310,000	-

Total Current Liabilities	14,558,203	13,026,700

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized 454,361,204 and 430,837,871 shares issued and outstanding respectively	45,435	43,085
Additional paid-in capital	27,117,286	26,323,638
Accumulated deficit	(41,263,463)	(39,373,172)
Total Stockholders’ Deficit	(14,100,742)	(13,006,449)

Total Liabilities and Stockholders’ Deficit	$457,461	$20,251

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,
	2025	2024
Operating expenses
General and administrative expenses	$733,518	$197,610
Research and development	318,500	-
Total operating expenses	1,052,018	197,610

Loss from operations	(1,052,018)	(197,610)

Other income (expense)
Interest expense	(154,633)	(152,182)
Total other income (expense) - net	(154,633)	(152,182)

Net loss	$(1,206,651)	$(349,792)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	453,636,479	405,621,347

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Operating expenses
General and administrative expenses	$1,122,867	$399,948
Research and development	461,293	-

Total operating expenses	1,584,160	399,948

Loss from operations	(1,584,160)	(399,948)

Other income (expense)
Interest expense	(306,132)	(306,915)
Total other income (expense) – net	(306,132)	(306,915)
Net loss	$(1,890,292)	$(706,863)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	446,487,981	404,732,776

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Common Stock To Be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Issued	Deficit	Deficit

March 31, 2025	445,327,871	$44,534	$26,877,189	$(99,000)	$20,000	$(40,056,813)	$(13,214,090)

Stock Issued for cash	9,033,333	903	240,097	-	-	-	241,000

Subscription receivable - stock issued	-	-	-	99,000	-	-	99,000

Common stock be issues – stock issued	-	-	-	-	(20,000)	-	(20,000)

Net loss	-	-	-	-	-	(1,206,651)	(1,206,651)

June 30, 2025	454,361,204	$45,437	$27,117,286	-	-	$(41,263,464)	$(14,100,741)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

March 31, 2024	403,844,204	$40,385	$25,789,908	(38,216,675)	$(12,386,382)

Stock issued for cash	2,695,334	270	38,660	-	38,930

Net loss	-	-	-	(349,792)	(349,792)

June 30, 2024	406,539,538	$40,655	$25,828,568	$(38,566,467)	$(12,697,244)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

December 31, 2024	430,837,871	$43,085	$26,323,638	$(39,373,172)	$(13,006,449)

Stock issued for cash	23,523,333	2,352	793,648	-	796,000

Net loss	-	-	-	(1,890,292)	(1,890,292)

June 30, 2025	454,361,204	$45,437	$27,117,286	$(41,263,464)	$(14,100,741)

The accompanying notes are an integral part of these unaudited consolidated financial

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2024

(Unaudited)

	Common Stock		Additional Paid-in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

December 31, 2023	403,844,204	$40,385	$25,789,908	$	$(37,859,604)	$(12,029,311)

Stock issued for cash	300,000	30	2,970	-	-	3,000

Stock issued for settlement of liability - related party	2,395,334	240	35,690	-	-	35,930

Net loss	-	-	-	-	(706,863)	(706,863)

June 30, 2024	406,539,538	$40,655	$25,828,568	$-	$(38,566,467)	$(12,697,244)

The accompanying notes are an integral part of these unaudited consolidated financial

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

Operating activities
Net loss	$(1,890,292)	$(706,863)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities
(Increase) decrease in
Prepaids and other	22,610	-
Increase (decrease) in		-
Accounts payable and accrued expenses	262,210	263,787
Accounts payable and accrued expenses - related parties	(40,708)	431,929
Customer deposits	1,310,000
Net cash used in operating activities	(336,180)	(11,147)

Financing activities
Proceeds from advances - related parties	-	7,016
Proceeds from stock issued for cash	696,000	3,000
Net cash provided by financing activities	696,000	10,016

Net increase in cash	359,820	(1,131)

Cash - beginning of period	20,139	1,132

Cash - end of period	$379,959	$1

Supplemental disclosure of cash flow information
Cash paid for interest	$260,542	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Stock issued for settlement of liability– related party	$-	$35,930

The accompanying notes are an integral part of these unaudited consolidated financial statements

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2025, the Company had:

●	Net loss of $1,890,292; and
●	Net cash used in operations was $336,180

Additionally, at June 30, 2025, the Company had:

●	Accumulated deficit of $41,263,463
●	Stockholders’ deficit of $14,100,742 and
●	Working capital deficit of $14,100,742

The Company has cash on hand of $379,959 at June 30, 2025. The Company does not expect to generate sufficient revenues or positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

JUNE 30, 2025

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

Business Segments

Our President and Director is the chief operating decision maker who reviews financial information on a basis for allocating resources and evaluating financial performance.

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company has identified one single reportable operating segment. The Company manages its business on the basis of one operating and reportable segment and derives revenues from selling its products and related services.

Our President and Director assessed performance and decides how to allocate primarily based on net income, which is reported on our Consolidated Statement of Operations. Total assets on the Consolidated Balance Sheets represent our segment assets.

Use of Estimates

Preparing consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and other assumptions, which include both quantitative and qualitative assessments that it believes to be reasonable under the circumstances.

Significant estimates during the six months ended June 30, 2025 and 2024, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

At June 30, 2025 and December 31, 2024, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At June 30, 2025 and December 31, 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At June 30, 2025, the Company’s cash exceeded federal insured limit by approximately $130,000.At December 31, 2024, the Company did not have any cash in excess of the FDIC limit.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

(UNAUDITED)

Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

At June 30, 2025 and December 31, 2024, respectively, the Company had no derivative liabilities.

Debt Discount

For certain notes issued, the Company may provide the Debt holder with an original issue discount. The original issue discount is recorded as a debit discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations.

Debt Issue Costs

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2025 and December 31, 2024, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the six months ended June 30, 2025 and 2024, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Company incurred research and development expenses of $461,293 and $0 for the six months ended June 30, 2025 and 2024, respectively.

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

JUNE 30, 2025

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

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. Because the Company reported a net loss during the three and six months ended June 30, 2025 and 2024, common stock equivalents were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

At June 30, 2025 and 2024, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	June 30, 2025	June 30, 2024

Convertible debt	4,626,375	4,251,375

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB, issued Accounting Standards Update 2024-04, Debt-Debt with Conversions and Other Option, (“ASU 2024-04”). ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance – December 31, 2024	$525,000	$60,000	$67,500	$652,500	$652,500
Payments		(5,000)
Balance – June 30, 2025	$525,000	$55,000	$67,500	$647,500	$647,500

1	The Company executed a settlement agreement with a third-party for $525,000 in 2019. This note requires semi-annual interest payments. At June 30, 2025, the note is in default.

2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full. At June 30, 2025, this settlement agreement is in default.

3	In 2022, the Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note. At June 30, 2025, the note is in default.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The notes bear interest ranging from 10% - 18%. These notes are in default at June 30, 2025.

Typically, with each of these notes, the Company has issued shares of common stock, which have been recognized as a debt discount and amortized over the life of the note.

From January 1, 2025 – June 30, 2025, the Company did not issue notes under this loan structure and therefore, did not issue shares in connection with such note structure.

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Notes Payable
Terms	Related Parties

Issuance date of notes	Various
Maturity date	1 year
Interest rate	10% - 18%
Collateral	All assets

Balance – December 31, 2024	$2,805,774
No activity in the through June 30, 2025	$-
Balance – June 30, 2025	$2,805,774

As of June 30, 2025 and December 31, 2024, total accrued interest for Notes Payable-Related Parties was $2,427,414 and $2,427,321, respectively, and is presented as part of Accounts payable and accrued expenses – related parties. The Company recorded interest expense from Notes Payable-Related Parties for fiscal years ending June 30, 2025 and 2024, of $123,529 and $123,464, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 5 – Convertible Note Payable

Convertible note payable and related terms were as follows:

Convertible
Terms	Note Payable

Issuance dates of note	2017
Maturity date	2019
Interest rate	4.50%
Default interest rate	18.00%
CollateTral	Unsecured
Conversion rate	$0.08/share

		In-Default
Balance – December 31, 2024	$166,667	$166,667
No activity through June 30, 2025	-	-
Balance – June 30, 2025	$166,667	$166,667

This note is in default as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31,2024, total accrued interest for Convertible Notes Payable was $203,443 and $188,567, respectively. The Company recorded interest expense from Convertible Notes Payable for the six months ended June 30, 2025 and 2024, of $7,479 and $7,479, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 6 – Advances – Related Parties

Advances – related parties and related terms were as follows:

Advances
Terms	Related Parties

Interest rate	0%
Collateral	Unsecured

Balance – December 31, 2023	$31,200
Proceeds	7,016
Conversion of stockholder advances to notes payable - related parties (see Note 8)	(35,930)
Repayment	(2,286)
Balance – December 31, 2024	$-0-

No activity in the six months ended June 30, 2025	-0-

Balance – June 30, 2025	$-0-

As of December 31, 2023, the Company owed $700 to its Chief Financial Officer. In the first quarter 2024, the Company received $650 and in the second quarter 202, the Company received $936 from its Chief Financial Officer for working capital, which was repaid in the third quarter of 2024. During the second quarter 2024, the Acting President paid $2,700 and a Director paid $2,730 directly to a vendor on behalf of the Company. In the second quarter 2024, those advances, including outstanding balance of $30,500 were converted from Advances – Related Parties to common stock.

Note 7 – Employment Agreements – Related Parties

In August 2012, we entered into an employment agreement with Raymond Wright, for the position of President of GIE, for a term of five years, with compensation of $90,000 per year. In September 2014, Mr. Wright’s employment agreement was amended to increase his annual pay to $180,000. By its terms, Mr. Wright’s employment agreement automatically renewed on August 12, 2020, 2021, 2022, 2023 and 2024., for successive one-year periods. During the six-month period ended June 30, 2025 and 2024, we paid and/or accrued a total of $90,000 under the terms of the agreement. As of June 30, 2025, total accrued salary was $1,598,438 and, as of December 31, 2024, total accrued salary was $1,599,738. The liability is presented as part of Accounts payable and accrued expenses - related parties. Mr. Wright is also the President of the Company and Chairman of our Board of Directors.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, Chief Financial Officer, Secretary and a member of the board of directors. Mr. Jones earns a base salary of $120,000 per year. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended December 31, 2024. Mr.Jones received a grant of common stock (the “Stock Grant”) at the start of his employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist. The foregoing summary of Mr. Jones’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreement by and between Mr. Jones and our Company, dated May 10, 2018, a copy of which is filed as Exhibit 10.40 to this Form 10-K and incorporated by reference herein. During the six-month period ended June 30, 2025 we paid and/or accrued a total of $95,000 under the terms of the agreement. As of June 30, 2025, total accrued salary was $849,667 and, as of December 31 2024, the total accrued salary was $889,167 and is presented as part of Accounts payable and accrued expenses – related parties.

As of June 30, 2025 and December 31, 2024, the accrued salary from employment agreements and accrued interest for Notes Payable Related Parties totaling $5,192,116 and $5,232,823, respectively are presented as Accounts payable and accrued expensed – related parties.

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

On November 8, 2023, the Company was served with a demand for payments under various agreements with the plaintiffs. The Plaintiffs are Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC (“Tunstall Canyon”) and Chisos Equity Consultants, LLC (“Chisos”). Ric Halden and Randy Moseley were founders of the Company and served as officers and directors of the Company until 2017, when each of them resigned all positions with the Company. The Company believes that Tunstall Canyon and Chisos are majority-owned by Ric Halden. As of June 30, 2025, the Company had accrued liabilities in the amount of $1,672,074 to Ric Halden, Randy Moseley and Tunstall Canyon, which are all included in the liabilities reflected on the accompanying consolidated balance sheet. The court set an original trial date for November 25, 2024. The Plaintiffs and the Company petitioned the Court for a new trial date, which was granted and a new trial date was set for May 26, 2025. On March 28, 2025, Plaintiffs and the Company again petitioned the Court for a new trial date. The request was granted and the trial is currently set for September 15, 2025. The case is currently in its discovery phase.

The Plaintiffs, Ric Halden, Randy Moseley, Tunstall Canyon and Chisos, filed a Traditional Motion for Partial Summary Judgement, or in the Alternative, Traditional Motion for Partial Summary Judgement as to Liability Only which was originally set to be set to be heard by the Court on March 26, 2025. Plaintiffs and the Company agreed to reset the hearing to at least 45 days after March 26, 2025. A new hearing date has been set for July 9, 2025.

The Plaintiffs, Ric Halden, Randy Moseley, Tuntall Canyon and Chisos, filed a Traditional Motion for Partial Summary Judgement, or in the Alternative, Traditional Motion for Partial Summary Judgement as to Liability Only which was originally set to be heard by the Court on March 26, 2025. Plaintiffs and the Company agreed to reset the hearing to at least 45 days after March 26, 2025. On April 29, 2025, Tunstall Canyon, LLC filed a second traditional motion for partial summary judgement. The hearing was set for July 19, 2025. The Company did not challenge the motion and on July 9, 2025, the court granted a summary judgement in the amount of $335,234 plus prejudgement interest at a rate of 18% per year from January 1, 2025, until the date of a Final Judgement in the case. The amount payable to Tunstall Canyon, LLC is fully recorded as a liability by the Company.

The Company is subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s cash flows, results of operations, or financial position.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 9 – Stockholders’ Deficit

The Company has one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	$0.0001 par value
-	Voting at 1 vote per share

Equity Transactions for the Six Months Ended June 30, 2025

Stock Issued for Cash

During the six months ended June 30, 2025, the Company issued 23,523,333 shares of common stock for $796,000 ($0.025 - $.10 per share).

Common Stock to be Issued

The Company committed to issue 1,000,000 shares of stock for $20,000 ($.03/share). The shares were issued during the quarter ending June 30, 2025.

Subscription Receivable

The Company executed a Subscription Agreement under which it is committed to issue 3,333,333 shares of stock for $100,000 ($.03/share). The Company received a deposit of $1,000 during the first quarter of 2025 and received $99,000 the second quarter of 2025. The shares were issued during the quarter ending June 30, 2025.

Note 10 – Warrants

There was no warrant activity for the six months ended June 30, 2025 and the twelve months ended December 31, 2024.

Note 11 – Segment Reporting

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”), The Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis and does not receive discrete financial information for multiple Business units.

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating loss, which aligns with the amount reported in the consolidated statements of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss for the three-months period ended June 30, 2025 and 2024:

	2025	2024
Operating expenses
General and administrative expenses	$733,518	$197,610
Research and development	318,500	-

Total operating expenses	1,052,018	197,610

Loss from operations	(1,052,018)	(197,610)

Other expense
Interest expense	(154,633)	(152,182)

Total other expense	(154,633)	(152,182)

Net Loss	$(1,206,651)	$(349,792)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Note 12 – Subsequent Events

Subsequent to June 30, 2025, the Company reflects the following:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending June 30, 2025 and 2024 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Employees

As of the filing date of this Form 10-Q, we have three (3) employees. One of the employees has no employment agreement. The other two (2) employees have employment agreements and compensation is accrued pursuant to those agreements. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

The accompanying consolidated financial statements to this Form 10-K (our “Financial Statements”) have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2025, we have an accumulated deficit of $41,263,463. For the quarter ended June 30, 2025, we incurred a net loss of $1,206,651 and used $336,180 net cash for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise additional capital through debt and/or equity sources.

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

	June 30, 2025	June 30, 2024	Increase (Decrease)	% Change

Net loss	$1,890,292	$706,863	$1,183,429	100.67	%1
Net cash used in operations	$336,180	$11,147	$325,033	291.59	%2
Working capital deficit	$14,100,742	$13,006,449	$1,094,293	8.41	%3
Stockholders’ deficit	$14,100,742	$13,006,449	$1,094,293	8.41	%4

1 – Our net loss increased by $1,183,429, due to increases in general and administrative expenses of $722,919 and in research and development of $461,293. General and administrative expenses increased primarily as a result of increases in consulting fees of $142,367, legal expenses of $386,401, commission expense of $66,500, fees of $13,620 associated with restoring the Company to trading on the OTCQB, Board of Director fees of $40,000, commuting expenses of a consultant in the amount of $14,678 and meals and entertainment of $10,906

2- Our net cash used in operations increased due to an increase in net loss of $1,183,429, an increase in prepaids and other in the amount of $77,502, an increase in Customer Deposits in the amount of $1,310,000, and an increase in accounts payable and accrued expenses – related parties of $210,723.

3 – The increase in our working capital deficit resulted primarily from increases in cash of $379,958, accounts payable and accrued expenses of $347,521, customer deposits of $1,310,000 and an increase in accounts payable and accrued expenses – related parties of $210,723 and a decrease in notes payable of $5,000.

4 – The increase in stockholders’ deficit is related to our net loss of $1,890,292.

As of June 30, 2025, we had total liabilities in excess of assets by $14,100,742 and used net cash of $336,180 for our operating activities. This is as compared to the most recent year ended December 31, 2024, when we used net cash of $444,233 for operating activities.

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

Results of Operations

Three-months ended June 30, 2025, compared to the three-months ended June 30, 2024

We had no revenues for our consolidated operations for the quarters ended June 30, 2025 and 2024, respectively.

We reported consolidated net losses for the three months ended June 30, 2025 and 2024 of $1,206,651 and $349,792, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the three months ended June 30, 2025 and 2024:

			$
	June 30, 2025	June 30, 2024	Increase (Decrease)	% Change

Revenues	$-	$-	$-	0.00%

General and administrative expenses	$733,518	$197,610	$535,908	271.19	%1
Research and development	$318,500	$-	$(318,500)	100.00	%2
Interest expense	$154,633	$152,182	$2,451	.16%

1 – The increase results primarily due to increases in consulting fees of $121,227, commissions of $57,500, legal expenses of $299,159, fees of $22,020 associated with restoring the Company to trading on the OTCQB and commuting expenses of a consultant in the amount of $14,678

Six-months ended June 30, 2025, compared to the six-months ended June 30, 2024

We had no revenues for our consolidated operations for the six months ended June 30,2025 and 2024, respectively.

We reported consolidated net losses for the six months ended June 30,2025 and 2024 of $1,890,292 and $706,863, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the six months ended June 30, 2025 and 2024:

			$
	June 30, 2025	June 30, 2024	Increase (Decrease)	% Change

Revenues	$-	$-	$-	0.00%

General and administrative expenses	$1,122,867	$399,948	$722,919	180.75	%1
Research and development	$461,293	$-	$461,293	100.00%
Interest expense	$306,132	$306,915	$(783)	(.26)%

1 – General and administrative expenses increased primarily as a result of increases in consulting fees of $142,367, legal expenses of $386,401, commission expense of $66,500, fees of $13,620 associated with restoring the Company to trading on the OTCQB, Board of Director fees of $40,000, commuting expenses of a consultant in the amount of $14,678 and meals and entertainment of $10,906.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of June 30, 2025, we had $379,959 in cash, total assets of $457,461, and total liabilities of $14,558,203. Our total accumulated deficit at June 30, 2025 was $41,263,463 .

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between June 30, 2025 and 2024:

			$
	June 30, 2025	June 30, 2024	Increase (Decrease)	% Change

Cash	$379,959	$1	$379,858	99.99	%1
Prepaids and other	$77,502	$-	$77,502	99.99%
Total assets	$457,461	$1	$457,460	99.99%

Accounts payable and accrued expenses	$4,433,646	$4,086,125	$347,521	8.50	%2
Accounts payable and accrued expenses - related party	$5,192,116	$4,981,393	$210,723	4.23	%2
Note payable	$647,500	$652,500	$(5,000)	0.77%
Notes payable - related parties - net	$2,805,774	$2,805,774	$-	0.00%
Convertible note payable - net	$166,667	$166,667	$-	0.00%
Advances - related parties	$-	$2,286	$(2,286)	0.00%
Customer deposits	$1,310,000	-	$1,310,000	100.00	%3
Advances - other	$2,500	2,500	-	-%
Total current liabilities	$14,558,203	$12,697,245	$1,860,958	14.65	%4
Total liabilities	$14,558,203	$12,697,245	$1,860,958	14.65	%4

1 – Cash increased due to increases in the sales of stock , which provided sufficient cash to pay for increased expenses and payments reducing notes payable and accounts payable and accrued expenses – related party.

2 – Accounts payable and accrued expenses increased due to the fact that accrued contractual expenses increased at a greater amount than the company had liquidity to reduce the payables.

3 – Customer deposits increased due to deposits made by customers in advance of the Company completing the agreed-upon projects.

4 – See all discussions in $1 - #4 above.

To increase our working capital, we have considered raising additional debt and/or equity-based financing from both third-parties and related-parties. However, terms of these financings may not be favorable to the Company.

Cash Flows

			$
	June 30, 2025	June 30, 2024	Increase (Decrease)	% Change

Net cash used in operating activities	$336,180	$11,147	$325,033	291.59%
Net cash provided by financing activities	$696,000	$10,016	$685,984	684.88%

Operating activities

Our net cash used in operations increased primarily due to the fact that the Company issued stock in the amount of $696,000, which allowed the payment of additional liabilities and operating expenses than were paid in the six months ended Jule 30, 2025 compared to the six months ended June 30, 2024.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities was $696,000 and $10,016 for the six months ended June 30, 2025 and 2024, respectively.

In the second quarter of 2025, the Company sold stock in the amount of $241,000.

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $41,263,463 and $39,373,172 as of June 30, 2025 and December 31, 2024, respectively.

Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Commitments

Capital Expenditures - none

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the six months ended June 30, 2025 and June 30, 2024, the Company accrued $90,000 under the terms of the agreement.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, as Chief Financial Officer. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. During the six months ended June 30, 2025 and 2024, the Company accrued $95,000 and $95,000, respectively, under the terms of the agreement.

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

Mining Leases

We have a minimum commitment during 2025 of approximately $14,400 for our annual lease maintenance fees due to Bureau of Land Management (“BLM”) for the Arizona Property, with such payment due by August 31, 2025. There is no actual lease agreement with the BLM, but we file an annual maintenance fee form and pay fees to the BLM to hold our claims.

Financing – Six Months Ended June 30, 2025 and the Year Ended December 31, 2024

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the period ended June 30, 2025, we received $-0- in related party loans.

For the year ended December 31, 2024, there was $7,116 of related party financing, which was reflected as Proceeds from advances – related parties. During 2024, $38,316 was repaid resulting in a balance of $0 at December 31, 2024. $35,930 was satisfied by issuance of Common Stock and $2,386 was repaid by cash payments.

On various dates throughout the year ended December 31, 2024, the Company issued 4,415,334 shares of Rule 144 restricted Common Stock, par value $.0001 per share to related parties in settlement of liability – related parties in the amount of $77,930 ($.01 - $.01/share).

Third-party financing

For the period ended June 30, 2025, we received $0 in debt financing.

On various dates throughout the quarter ended Jume 30, 2025, the Company issued 23,523,333 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors, for $796,000 ($.02 - $.10/share). On various dates throughout the quarter ended June 30, 2025, the Company issued Subscription Agreements representing 5,700,000 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors for $241,000 ($.025 - $0.10/share).

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

Significant estimates during the six months ended June 30, 2025 and 2024, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At June 30, 2025 and December 31, 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At June 30, 2025 and December 31, 2024, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2025 and December 31, 2024, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the six months ended June 30, 2025 and 2024, respectively.

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

The Company incurred research and development expenses of $461,293 and $0 for the six months ended June 30, 2025 and 2024, respectively.

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

At June 30, 2025 and 2024, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	June 30, 2025	June 30, 2024

Convertible debt	4,626,375	4,251,375

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

During the period ended June 30, 2025, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal controls over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of June 30, 2025, our internal controls over financial reporting were ineffective. Additionally, management has concluded that as of June 30, 2025, disclosure controls and procedures were ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2025:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the period ended June 30, 2025, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending June 30, 2025, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the period ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 8, 2023, the Company was served with a demand for payments under various agreements with the plaintiffs. The Plaintiffs are Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC (“Tunstall Canyon”) and Chisos Equity Consultants, LLC (“Chisos”). Ric Halden and Randy Moseley were founders of the Company and served as officers and directors of the Company until 2017, when each of them resigned all positions with the Company. The Company believes that Tunstall Canyon and Chisos are majority-owned by Ric Halden. As of June 30, 2025, the Company had accrued liabilities in the amount of $1,672,074 to Ric Halden, Randy Moseley and Tunstall Canyon, which are all included in the liabilities reflected on the accompanying consolidated balance sheet. The court set an original trial date for November 25, 2024. The Plaintiffs and the Company petitioned the Court for a new trial date, which was granted and a new trial date was set for May 26, 2025. On March 28, 2025, Plaintiffs and the Company again petitioned the Court for a new trial date. The request was granted and the trial is currently set for September 15, 2025. The case is currently in its discovery phase.

The Plaintiffs, Ric Halden, Randy Moseley, Tunstall Canyon and Chisos, filed a Traditional Motion for Partial Summary Judgement, or in the Alternative, Traditional Motion for Partial Summary Judgement as to Liability Only which was originally set to be set to be heard by the Court on March 26, 2025. Plaintiffs and the Company agreed to reset the hearing to at least 45 days after March 26, 2025. A new hearing date has been set for July 9, 2025.

The Plaintiffs, Ric Halden, Randy Moseley, Tuntall Canyon and Chisos, filed a Traditional Motion for Partial Summary Judgement, or in the Alternative, Traditional Motion for Partial Summary Judgement as to Liability Only which was originally set to be set to be heard by the Court on March 26, 2025. Plaintiffs and the Company agreed to reset the hearing to at least 45 days after March 26, 2025. On April 29, 2025, Tunstall Canyon, LLC filed a second traditional motion for partial summary judgement. The hearing was set for July 19, 2025. The Company did not challenge the motion and on July 9, 2025, the court granted a summary judgement in the amount of $335,234 plus prejudgement interest at a rate of 18% per year from January 1, 2025, until the date of a Final Judgement in the case. The amount payable to Tunstall Canyon, LLC is fully recorded as a liability by the Company.

Item 1A. Risk Factors.

Information regarding risk factors appears in Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On various dates throughout the six months ended June 30, 2025, the Company issued 23,523,333 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors, for $796,000 ($.02 - $.10/share). On various dates throughout the quarter ended June 30, 2025, the Company issued Subscription Agreements representing 5,700,000 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors for $241,000 ($.03/share). $20,000 of the amount is reflected as Common Stock To be Issued and $99,000 is reflected as Subscriptions Receivable.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

June 30, 2025

In May 2022, the Company issued a note payable for $67,500, with an original issue debt discount of $37,500, resulting in net proceeds of $30,000. The note was due on September 30, 2022 and at June 30, 2025 remains in default.

On December 20, 2017, the Company issued a convertible promissory note for $166,667, fully payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. At June 30, 2025 remains in default.

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd., as part of the consideration for an agreed stipulated judgment, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. Since the note was issued, two semiannual payments of interest have been paid. The Company was in default of its semiannual interest payment due on February 15, 2021. In May 2021, the Company made the semi-annual interest payment (including late fees) and cured the default. However, the Company again failed to make the required payments and at June 30, 2025 and the loan remains in default.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Identification of Exhibit
2.1**	Combination Agreement executed as of August 18, 2009, between Dynalyst Manufacturing Corporation and Universal Media Corporation, filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.1**	Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on March 13, 2002, filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.2**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on June 7, 2006, filed as Exhibit 3.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.3**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on August 28, 2009, changing the corporate name to Universal Media Corporation, filed as Exhibit 3.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.4**	Articles of Amendment of Articles of Incorporation of Universal Media Corporation filed with the Secretary of State of Texas on March 23, 2011, changing the corporate name to UMED Holdings, Inc., filed as Exhibit 3.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.5**	Articles of Amendment of Certificate of Formation of UMED Holdings, Inc. filed with the Secretary of State of Texas on June 23, 2017, changing the corporate name to Greenway Technologies, Inc., filed as Exhibit 3.1 to the registrant’s Form 8-K/A on July 20, 2017, Commission File Number 000-55030.
3.6**	Bylaws of Dynalyst Manufacturing Corporation, filed as Exhibit 3.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.7**	Articles of Incorporation of Greenway Innovative Energy, Inc. filed with the Secretary of State of Nevada on July 6, 2012, filed as Exhibit 3.7 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

3.8**	Bylaws of Greenway Innovative Energy, Inc., filed as Exhibit 3.8 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.9**	Certificate of Amendment to the Articles of Incorporation approved by the Shareholders at the Special Shareholders Meeting on December 11, 2019
10.2**	Purchase Agreement dated as of May 1, 2012, between Universal Media Corporation and Mamaki Tea & Extract, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.3**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.4**	Second Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.5**	Purchase Agreement dated August 29th, 2012, between Universal Media Corporation and Greenway Innovative Energy, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.6**	Purchase Agreement dated as of February 23, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.7**	Asset Purchase Agreement dated as of October 2, 2011, between Jet Regulators, L.C., R/T Jet Tech, L.P. and UMED Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.8**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Kevin Bentley, filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.9**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. Randy Moseley, filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.10**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Richard Halden, filed as Exhibit 10.11 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.11**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Raymond Wright, filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.12**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Conrad Greer, filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.13**	Consulting Agreement dated May 27, 2011, between UMED Holdings, Inc. and Jabez Capital Group, LLC, filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.14**	Promissory Note in the amount of $850,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Southwest Capital Funding, Ltd., filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.15**	Modification of Note and Liens effective as of October 1, 2012, between Southwest Capital Funding, Ltd. and Mamaki Tea, Inc., filed as Exhibit 10.16 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.16**	Second Modification of Note and Liens effective as of December 20, 2012, between Southwest Capital Funding, Ltd., Mamaki Tea, Inc., and Mamaki of Hawaii, Inc., filed as Exhibit 10.17 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.17**	Promissory Note in the amount of $150,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Robert R. Romer, filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.18**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.20**	Promissory Note in the amount of $158,000 dated September 18, 2014, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.20 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.21**	Warrant dated September 18, 2014, for $47,400 worth of UMED Holdings, Inc. shares issued to Tonaquint, Inc., filed as Exhibit 10.21 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

10.22**	Office Lease Agreement dated October 2015, between UMED Holdings, Inc. and The Atrium Remains the Same, LLC, filed as Exhibit 10.22 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.23**	Warrant dated October 31, 2015, for 4,000,000 shares issued to Norman T. Reynolds, Esq, filed as Exhibit 10.23 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.24**	Promissory Note in the amount of $36,000 dated March 8, 2016, executed by UMED Holdings, Inc. payable to Peter C. Wilson, filed as Exhibit 10.24 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.25**	Convertible Promissory Note in the amount of $224,000 dated May 4, 2016, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.25 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.26**	Severance and Release Agreement by and between UMED Holdings, Inc. and Randy Moseley dated November 11, 2016, filed as Exhibit 10.26 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.27**	Settlement and Mutual Release Agreement dated January 13, 2017, executed by UMED Holdings, Inc. in connection with Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison, filed as Exhibit 10.27 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.28**	Warrant dated February 1, 2017, for 2,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.28 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.29**	Warrant dated February 1, 2017, for 4,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.29 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.30**	Severance and Release Agreement by and between UMED Holdings, Inc. and Richard Halden dated February 1, 2017, filed as Exhibit 10.30 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.31**	Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, LLC, and UMED Holdings, Inc., filed as Exhibit 10.31 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.32**	Consulting Agreement by and between the registrant and Chisos Equity Consultants, LLC, as amended on February 16, 2018, and March 19, 2018, filed as Exhibit 10.1 to the registrant’s Form 8-K, on March 21, 2018, Commission File Number 000-55030.
10.33**	Promissory Note in the amount of $100,000 dated November 13, 2017, executed by Greenway Technologies, Inc. payable to Wildcat Consulting Group LLC.
10.34**	Subordinated Convertible Promissory Note in the amount of $166,667 dated December 20, 2017, executed by Greenway Technologies, Inc. payable to Tunstall Canyon Group LLC.
10.35**	Warrant dated November 30, 2017 for 1,000,000 shares issued to MTG Holdings, LTD.
10.36**	Greer Family Trust Promissory Note and Settlement. filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.37**	Warrant dated January 8, 2018 for 4,000,000 shares issued to Kent Harer.
10.38**	Settlement agreement by and between Greenway Technologies, Inc. and Tonaquint, Inc. dated April 9, 2018.
10.39**	Employment agreement with John Olynick, as President, dated May 10, 2018.
10.40**	Employment agreement with Ransom Jones, as Chief Financial Officer, Secretary and Treasurer, dated May 10, 2018.
10.41**	Consulting Agreement with Gary L. Ragsdale, Ph.D., P.E.
10.42**	Consulting Agreement with John Olynick
10.43**	Consulting Agreement with Marl Zoellers
10.44**	Consulting Agreement with Paul Alfano dba Alfano Consulting Services
10.45**	Consulting Agreement with Peter Hauser
10.46**	Consulting Agreement with William Campbell
10.47**	Consulting Agreement with Ryan Turner
10.48**	Amendment on July 30, 2014 to that certain Employment Agreement with Raymond Wright dated August 29, 2012
10.49**	Mabert LLC as Agent Loan Agreement dated September 14, 2018
10.50**	Mabert LLC as Agent Security Agreement dated September 14, 2018
10.51**	Texas UCC-1 filed by Mabert LLC as Agent on October 11, 2018, ending October 10, 2023.
10.52**	Rule 11 Agreement, dated March 6, 2019, pursuant to a mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.53**	Employment agreement with Thomas Phillips, as Vice President of Operations, effective date April 1, 2019.
10.54**	Settlement Agreement executed on September 26, 2019 with Southwest Capital Funding, Ltd. to resolve all conflicts related to loan guarantees provided for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison.

10.55**	Limited Liability Company Agreement of OPM Green Energy, LLC, dated August 23, 2019, by and among Greenway Technologies, Inc., a Texas corporation, Mabert, LLC, a Texas limited liability company, Tom Phillips, an individual, and OPM Green Energy, LLC, a Texas corporation.
10.56**	Subscription Agreement dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.57**	Intellectual Property License dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.58**	Employment agreement with Ryan Turner for Business Development and Investor Relations, dated April 1, 2019.
10.59**	Agreed Order of Dismissal with Prejudice, dated February 25, 2020, pursuant to the mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.60**	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Chisos Equity Consultants, LLC for the matters in Cause No. 67-306723-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.61**	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Richard Halden for the matters in Cause No. 352-306721-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.62**	Agreed Order of Dismissal without Prejudice, dated November 26, 2019, pursuant to the mutual settlement of all claims by Greenway Technologies, Inc. against Micheal R. Warner et al (the “Dissident Shareholders”) for the matters in Cause No. DC-19-04207, filed in the District Court in Dallas County, TX on March 26, 2019.
10.63**	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd, pursuant to that certain Convertible Promissory Note executed on January 24, 2020.
10.64**	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on January 24, 2020.
10.65**	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Convertible Promissory Note executed on February 12, 2020.
10.66**	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on February 12, 2020.
14.1**	Code of Ethics for Senior Financial Officers, filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
31.1*	Certification of Raymond L Wright, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Raymond L Wright, President of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
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

GREENWAY TECHNOLOGIES, INC.

Date: August 11, 2025

	By	/s/ Raymond L. Wright
Raymond L. Wright, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

