Form 10-Q
period 2025-09-30
GREENWAY TECHNOLOGIES, INC. & SUBSIDIARIES
filed 2025-11-13
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Registrant’s telephone number, including area code: (972) 342-4051

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 13, 2025 was 456,361,204.

2

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements & Notes (Unaudited)

Greenway Technologies, Inc. and Subsidiaries

Greenway Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)

Assets
Current Assets
Cash	$36,632	$20,139
Prepaids and other	68,853	112
Total Current Assets	105,485	20,251

Total Assets	$105,485	$20,251

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$5,070,212	$4,166,436
Accounts payable and accrued expenses - related party	5,314,438	5,232,823
Note payable	647,500	652,500
Notes payable - related parties - net	2,805,774	2,805,774
Convertible note payable - net	166,667	166,667
Advances - others	2,500	2,500
Customer deposits	1,710,000	-

Total Current Liabilities	15,717,091	13,026,700

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized and 454,361,204 and 430,837,871 shares issued and outstanding, respectively	45,437	43,085
Additional paid-in capital	27,117,286	26,323,638
Accumulated deficit	(42,774,329)	(39,373,172)
Total Stockholders’ Deficit	(15,611,606)	(13,006,449)

Total Liabilities and Stockholders’ Deficit	$105,485	$20,251

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Operating expenses
General and administrative expenses	$990,360	$214,589	$2,113,227	$614,537
Research and development	364,496	25,000	825,789	25,000
Total operating expenses	1,354,856	239,589	2,939,016	639,537

Loss from operations	(1,354,856)	(239,589)	(2,939,016)	(639,537)

Other expense
Interest expense	(156,009)	(156,174)	(462,141)	(463,089)
Total other expense	(156,009)	(156,174)	(462,141)	(463,089)

Net loss	$(1,510,865)	$(395,763)	$(3,401,157)	$(1,102,626)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares - basic and diluted	454,361,204	415,233,666	449,141,229	408,566,920

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Subscriptions	Common Stock To	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	be Issued	Deficit	Deficit

December 31, 2024	430,837,871	$43,085	$26,323,638	$-	$-	$(39,373,172)	$(13,006,449)

Stock issued for cash	14,490,000	1,449	553,551	(99,000)	20,000	-	476,000
Net loss	-	-	-	-	-	(683,641)	(683,641)

March 31, 2025	445,327,871	44,534	26,877,189	(99,000)	20,000	(40,056,813)	(13,214,090)

Stock issued for cash	9,033,333	903	240,097	-	-	-	241,000

Subscription receivable – stock issued	-	-	-	99,000	-	-	99,000

Common stock to be issued – stock issued	-	-	-	-	(20,000)	-	(20,000)
Net loss	-	-	-			(1,206,651)	(1,206,651)

June 30, 2025	454,361,204	45,437	27,117,286	-	-	(41,263,464)	(14,100,741)

Net loss	-	-	-	-	-	(1,510,865)	(1,510,865)

September 30, 2025	454,361,204	$45,437	$27,117,286	$-	$-	$(42,774,329)	$(15,611,606)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2024

(Unaudited)

	Common Stock		Additional Paid-in	Common Stock To	Accumulated	Total Stockholders’
	Shares	Amount	Capital	be Issued	Deficit	Deficit

December 31, 2023	403,844,204	$40,385	$25,789,908	-	$(37,859,604)	$(12,029,311)

Net loss	-	-	-	-	(357,071)	(357,071)

March 31, 2024	403,844,204	40,385	25,789,908	-	(38,216,675)	(12,386,382)

Stock issued for cash	300,000	30	2,970	-	-	3,000

Stock issued in exchange for debt – related party	2,395,334	240	35,690			35,930
Net loss	-	-	-	-	(349,792)	(349,792)

June 30, 2024	406,539,538	40,655	25,828,568	-	(38,566,467)	(12,697,244)

Stock issued for cash	17,708,333	1,771	360,729	-	-	362,500

Net loss	-	-	-	-	(395,763)	(395,763)

September 30, 2024	424,247,871	$42,426	$26,189,297	-	$(38,962,230)	$(12,730,507)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

Operating activities
Net loss	$(3,401,157)	$(1,102,626)
Changes in operating assets and liabilities
(Increase) decrease in
Prepaids and other	31,259	-
Increase (decrease) in
Accounts payable and accrued expenses	903,776	242,647
Accounts payable and accrued expenses - related party	81,615	603,951
Customer deposits	1,710,000	-
Net cash used in operating activities	(674,507)	(256,028)

Financing/investing
Proceeds from advances – related parties	-	7,116
Repayments of advances - related parties	-	(2,286)
Repayments on notes payable	(5,000)	-
Proceeds from stock issued for cash	696,000	365,500
Net cash provided by financing activities	691,000	370,330

Net increase in cash	16,493	114,302

Cash - beginning of period	20,139	1,132

Cash - end of period	$36,632	$115,434

Supplemental disclosure of cash flow information
Cash paid for interest	260,542	10,000
Cash paid for income tax	-	-
Supplemental disclosure of non-cash investing and financing activities
Shares issued for settlement of liability – related party	$-	$35,930

Issuance of common stock issuable	$-	5,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended September 30, 2025, the Company had:

●	Net loss of $3,401,157; and
●	Net cash used in operations was $674,507

Additionally, at September 30, 2025, the Company had:

●	Accumulated deficit of $42,774,329
●	Stockholders’ deficit of $15,611,606; and
●	Working capital deficit of $15,611,606

The Company has cash on hand of $36,632 at September 30, 2025. The Company does not expect to generate sufficient revenues or positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

SEPTEMBER 30, 2025

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Significant estimates during the nine months ended September 30, 2025 and 2024, respectively, include valuation of stock-based compensation, uncertain tax positions and the valuation allowance on deferred tax assets.

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

SEPTEMBER 30, 2025

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

At September 30, 2025 and December 31, 2024, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

SEPTEMBER 30, 2025

(UNAUDITED)

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At September 30, 2025 and December 31, 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At September 30, 2025 and December 31, 2024, the Company did not have any cash in excess of the insured FDIC limit.

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

SEPTEMBER 30, 2025

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

At September 30, 2025 and December 31, 2024, the Company had no derivative liabilities.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2025 and December 31, 2024, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the nine months ended September 30, 2025 and 2024, respectively.

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

The Company incurred research and development expenses of $825,789 and $25,000 for the nine months ended September 30, 2025 and 2024, respectively. The cash was paid to The University of Texas at Arlington and several other services providers for services rendered in connection with advancing the Company’s technology toward commercialization.

Debt Discount

For certain notes issued, the Company may provide the Debt holder with an original issue discount. The original issue discount is recorded as a debit discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations.

Debt Issue Costs

Debt issuance cost paid to lenders or third parties are recorded as debt discounts and amortized to interest expense over the life of the underlying debt instrument, in the Consolidated Statements of Operations

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Stock-Based Compensation

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

SEPTEMBER 30, 2025

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

At September 30, 2025 and 2024, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	September 30, 2025	September 30, 2024

Convertible debt	4,720,900	4,345,900
Total	4,720,900	4,345,900

Tunstall Canyon Group, LLC (“Tunstall”) holds the convertible note payable in the principal amount of $166,667 and the accrued interest on the note at September 30,2025, a total amount payable of $377,672. The note is convertible into common stock at $.08 per share. On July 9, 2025, the court granted a traditional motion for partial summary judgement to Tunstall. The motion held that Tunstall is due $355,234 plus prejudgment interest at a rate of 18% per year from January 1, 2025, until the date of a Final Judgement in this case. There has not yet been a final judgment and, until that time, it is unknown how the convertibility feature will be settled.

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Recent Accounting Standards

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

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18.00%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance – December 31, 2024	525,000	60,000	67,500	652,500	652,500
Payments	-	(5,000)	-	-	-
Balance - September 30, 2025	$525,000	$55,000	$67,500	$647,500	$647,500

1	The Company executed a settlement agreement with a third party for $525,000 in 2019. This note requires semi-annual interest payments. At September 30, 2025, the note is in default.

2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full. At September 30, 2025, the note is in default.

3	The Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note. At September 30, 2025, the note is in default.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

From January 1, 2025 – September 30, 2025, the Company did not issue notes under this loan structure and therefore, did not issue shares in connection with such note structure.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Notes Payable
Terms	Related Parties

Issuance date of notes	Various
Maturity date	Various
Interest rate	10% - 18%
Collateral	All assets

Balance - December 31, 2024	$2,805,774
No activity through September 30, 2025	-
Balance – September 30, 2025	2,805,774

As of September 30, 2025 and December 31, 2024, total principal amount for Notes Payable-Related Parties was $2,805,774 and $2,805,774, respectively, and is presented as Notes Payable – Related Parties - Net. The Company recorded interest expense on Notes Payable-Related Parties for periods ending September 30, 2025 and 2024, of $124,822 and $124,822 respectively.

Note 5 – Convertible Note Payable

Convertible note payable and related terms were as follows:

Convertible
Terms	Note Payable

Issuance dates of note	2017
Maturity date	2019
Interest rate	4.50%
Default interest rate	18.00%
Collateral	Unsecured
Conversion rate	$0.08/share
Equivalent common shares	4,720,900

		In-Default

Balance – December 31, 2024	$166,667	$166,667
No activity through September 30, 2025	-	-
Balance, September 30, 2025	166,667	166,667

This note is in default as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, total accrued interest for Convertible Notes Payable was $211,005 and $188,567, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Note 6 – Advances – Related Parties

Advances – related parties and related terms were as follows:

The advances were made to pay certain operating expenses. The advances were non-interest bearing, were not collateralized and had no repayment terms.

Terms	Advancesd Related Parties

Interest rate	0
Collateral	Unsecured

Balance – December 31, 2023	$31,200
Proceeds	7,016
Conversion of stockholder advances to notes payable - related parties (see Note 8)	(35,930)
Repayment	(2,286)

Balance – December 31, 2024	$-0-

No activity in the nine months ended September 30, 2025	-0-

Balance – September 30, 2025	$-0-

During 2024, related parties advanced $7,116 to the Company. Related party advances in the amount of $35,930 were converted to 2,395,334 shares of common stock. Related parties were repaid $2,386 in cash.

Note 7 – Employment Agreements – Related Parties

In August 2012, we entered into an employment agreement with Raymond Wright, for the position of President of GIE, for a term of five years, with compensation of $90,000 per year. In September 2014, Mr. Wright’s employment agreement was amended to increase his annual pay to $180,000. By its terms, Mr. Wright’s employment agreement automatically renewed on August 12, 2020, 2021, 2022, 2023,2024 and 2025, for successive one-year periods. During the nine-month period ended September 30, 2025 and 2024, we paid and/or accrued a total of $90,000 under the terms of the agreement. As of September 30, 2025, total accrued salary was $1,590,938 and, as of December 31, 2024, total accrued salary was $1,599,738. The liability is presented as part of Accounts payable and accrued expenses - related parties. Mr. Wright is also the President of the Company and Chairman of our Board of Directors.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, Chief Financial Officer, Secretary and Treasurer and a member of the board of directors. Mr. Jones earns a base salary of $120,000 per year. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended December 31, 2024. Mr.Jones received a grant of common stock (the “Stock Grant”) at the start of his employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist. The foregoing summary of Mr. Jones’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreement by and between Mr. Jones and our Company, dated May 10, 2018, a copy of which is filed as Exhibit 10.40 to this Form 10-K and incorporated by reference herein. By its terms, Mr. Jones’ employment agreement automatically renewed on May 10,2019, 2020, 2021, 2022, 2023, 2024 and 2025, for successive one-year periods. During the nine-month period ended September 30, 2025 we paid and/or accrued a total of $120,000 under the terms of the agreement. As of September 30, 2025, total accrued salary was $854,667 and, as of December 31 2024, the total accrued salary was $889,167 and is presented as part of Accounts payable and accrued expenses – related parties.

As of September 30, 2025 and December 31, 2024, the accrued salary from employment agreements and accrued interest for Notes Payable Related Parties totaling $4,997,841 and $5,232,923, respectively are presented as Accounts payable and accrued expenses – related party.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

On November 8, 2023, the Company was served with a demand for payments under various agreements with the plaintiffs. The Plaintiffs are Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC (“Tunstall Canyon”) and Chisos Equity Consultants, LLC (“Chisos”). Ric Halden and Randy Moseley were founders of the Company and served as officers and directors of the Company until 2017, when each of them resigned all positions with the Company. The Company believes that Tunstall Canyon and Chisos are majority-owned by Ric Halden. As of June 30, 2025, the Company had accrued liabilities in the amount of $1,672,074 to Ric Halden, Randy Moseley and Tunstall Canyon, which are all included in the liabilities reflected on the accompanying consolidated balance sheet. The court set an original trial date for November 25, 2024. The Plaintiffs and the Company petitioned the Court for a new trial date, which was granted and a new trial date was set for May 26, 2025. On March 28, 2025, Plaintiffs and the Company again petitioned the Court for a new trial date. The request was granted and the trial was reset set for September 15, 2025. Trial was subsequently reset to December 1, 2025.

The Plaintiffs, Ric Halden, Randy Moseley, Tunstall Canyon and Chisos, filed a Traditional Motion for Partial Summary Judgement, or in the Alternative, Traditional Motion for Partial Summary Judgement as to Liability Only which was originally set to be set to be heard by the Court on March 26, 2025. Plaintiffs and the Company agreed to reset the hearing to at least 45 days after March 26, 2025. A new hearing date was set for July 9, 2025.

The Plaintiffs, Ric Halden, Randy Moseley, Tunstall Canyon and Chisos, filed a Traditional Motion for Partial Summary Judgement, or in the Alternative, Traditional Motion for Partial Summary Judgement as to Liability Only which was originally set to be heard by the Court on March 26, 2025. Plaintiffs and the Company agreed to reset the hearing to at least 45 days after March 26, 2025. On April 29, 2025, Tunstall Canyon, LLC filed a second traditional motion for partial summary judgement. The hearing was set for July 19, 2025. The Company did not challenge the motion and on July 9, 2025, the court granted a summary judgement in the amount of $335,234 plus prejudgement interest at a rate of 18% per year from January 1, 2025, until the date of a Final Judgement in the case. The amount payable to Tunstall Canyon is fully recorded as a liability by the Company.

On October 30, 2025, this dispute was fully resolved on the following terms: (1) Greenway to issue Ric Halden 2,000,000 shares of restricted stock in Greenway by November 6, 2025 (representing a value of $80,000 at a price of $.04 per share); (2) Greenway to make a payment to Plaintiffs in the amount of $50,000 by March 1, 2026; (3) Greenway to pay $900,000 in twelve (12) monthly installments beginning on August 1, 2026. Greenway’s payment obligations will be secured by an Agreed Judgment in the amount of $1,250,000 that will held in trust by Plaintiff’s counsel and only filed with a court in the event of a non-cured default by Greenway. In exchange for these obligations, the lawsuit will be dismissed and Plaintiffs will execute a release of all claims against Greenway that could have been brought in the litigation. This includes the withdrawal of the summary judgement granted to Tunstall Canyon by the court on July 9, 2025 in the amount of $335,234 plus prejudgement interest at a rate of 18% per year from January 1, 2025. Further, Plaintiff, Randy Moseley, relinquished his claims against the Company. The Company reflected a liability to Randy Moseley in the amount of $714,663 as of September 30, 2025.

The Company believes the net financial impact of the settlement to the Company under the Agreement is approximately a positive $649,636.

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

Equity Transactions for the Nine Months Ended September 30, 2025

Stock Issued for Cash

During the nine months ended September 30, 2025, the Company issued 23,523,333 shares of common stock for $796,000 ($0.025 - $.10 per share).

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

Note 10 – Warrants

There was no warrant activity for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024.

Note 11 – Segment Reporting

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”), The Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis and does not receive discrete financial information for multiple Business units.

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating loss, which aligns with the amount reported in the consolidated statements of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss for the nine-months period ended September 30, 2025 and 2024:

	2025	2024
Operating expenses
General and administrative expenses	$2,113,227	$614,537
Research and development	825,789	25,000

Total operating expenses	2,939,016	639,537

Loss from operations	(2,939,016)	(639,537)

Other expense
Interest expense	(462,141)	(463,089)

Total other expense	(462,141)	(463,089)

Net Loss	$(3,401,157)	$(1,102,626)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

General and administrative expenses: includes personnel costs, professional fees and other overhead expenses.

Research and development: includes payments made to UTA under Sponsored Research Agreements to perform research and development on the Company’s reformers and other aspects of the process to convert natural gas to high value fuels, chemicals and water and the purchase of a G-Reformer. It also includes payments to third-party vendors and consultants dedicated to research and development necessary to commercialize the technology.

Interest expense: interest expense on notes payable issued over a period of many years to fund the Company’s operations.

Chief Operating Decision Maker (CODM)

The CODM of the Company is the President, who is responsible for evaluating financial results and making resource allocation decisions.

Note 12 – Subsequent Events

Subsequent to September 30, 2025, the Company reflects the following:

Legal Matters

On October 30, 2025, a Mediated Settlement Agreement (“MSA”) between Greenway and the plaintiffs, Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC and Chisos Equity Consultants, LLC, was executed. The MSA was approved by the Company’s Board of Directors on October 31, 2025. The MSA fully resolved the dispute among the parties. This MSA is more fully disclosed herein in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Note 8 – Commitments and Contingencies – Legal Matters and Part 2 – OTHER INFORMATION, Item 1. Legal Proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending September 30, 2025 and 2024 should be read in conjunction with our consolidated Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

However, the GGFRP report mentioned us as follows, “Greenway Technologies announced on July 23 that Mabert LLC, a major investor in Greenway, acquired the whole INFRA plant including an operating license agreement. The purpose of the acquisition is the incorporation and commercial demonstration of Greenway’s ‘G-Reformer’ technology. We will see whether the new team will be able to make the plant with the new reformer operational. (Globe Newswire, Fort Worth, Texas, Aug 31, 2019).

Mining Interests

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims located on Bureau of Land Management (“BLM”) land in Mohave County, Arizona (such property, the “Arizona Property”), in an Assignment Agreement dated December 27, 2010, and filed as Exhibit 10.31, between Melek Mining, Inc., 4HM Partners, Inc. and the Company, in exchange for 5,066,000 shares of our common stock. Early indications from samples taken and processed by Melek Mining provided reason to believe that the potential recovery value of the metals located on the Arizona Property could be significant, but only actual mining and processing will determine the ultimate value that may be realized from this property holding. While we are not currently conducting mining operations, we are exploring strategic options to partner or sell our interest in the Arizona Property, while we focus on our emerging GTL technology sales and marketing efforts. The mining interests were forfeited on August 31, 2025 for failure to pay Mining Claim Maintenance Fees.

Employees

As of the filing date of this Form 10-Q, we have three (3) employees. One of the employees has no employment agreement. The other two (2) employees have employment agreements and compensation is accrued pursuant to those agreements. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

The accompanying consolidated financial statements to this Form 10-Q (our “Financial Statements”) have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2025, we have an accumulated deficit of $42,774,329. For the quarter ended September 30, 2025, we incurred a net loss of $3,401,157 and used $674,507 net cash for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise additional capital through debt and/or equity sources.

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

	September 30, 2025	September 30, 2024	Increase (Decrease)	Percent Change
Net loss	$(3,401,157)	$(1,102,626)	2,298,531	208.46	%1
Net cash used in operations	$(674,507)	$(256,028)	418,479	163.45	%2
Negative working capital	$(15,611,606)	$(12,730,507)	2,881,099	22.63	%3
Stockholders’ deficit	$(15,611,606)	$(12,730,507)	2,881,099	22.63	%4

1 – Our net loss increased by $2,298,531, due to increases in general and administrative expenses of $1,498,690 and in research and development of $800,789. General and administrative expenses increased primarily as a result of increases in consulting fees of $447,194, legal expenses of $808,496, commission expense of $66,500, expense reimbursements to employees of $9,943, meals and entertainment of $8,226, wages of $37,500, fees of $13,620 associated with restoring the Company to trading on the OTCQB, Board of Director fees of $40,000, and commuting expenses of a consultant in the amount of $51,386.These increases were partially offset by a decrease of $14,400 for Mining Maintenance Fees.

2 – Our net cash used in operations increased due to an increase in net loss of $2,298,531, an increase in prepaids and other of $31,259, an increase in customer deposits of $1,710,000, and an increase in accounts payable and accrued expenses of $903,776, offset by an increase in accounts payable and accrued expenses – related party of $81,615.

3 – The increase in our working capital deficit resulted primarily from increases accounts payable and accrued expenses of $985,391, customer deposits of $1,710,000, a decrease in prepaid expenses of $31,259 and a decrease in cash of $9,949. The increases were partially offset by a decrease in notes payable of $5,000.

4 – The increase in stockholders’ deficit is related to our net loss of $3,401,157.

As of September 30, 2025, we had total liabilities in excess of assets by $15,611,606 and used net cash of $674,507 for our operating activities. This is as compared to the most recent year ended December 31, 2024, when we used net cash of $444,223 for operating activities.

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

Results of Operations

Three-months ended September 30, 2025, compared to the three-months ended September 30, 2024.

We had no revenues for our consolidated operations for the quarters ended September 30, 2025 and 2024, respectively.

We reported consolidated net losses for the three months ended September 30, 2025 and 2024 of $1,510,865 and $395,763, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the three months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024	Increase (Decrease)	Percent Change
Revenues	$-	$-
General and administrative expenses	$990,360	$214,589	775,771	300.62	%1
Interest expense	$156,009	$156,174	(165)	-%
Research and development	$364,496	$25,000	339,496	1,300.58%

1 – General and Administrative Expenses - The increase results primarily due to increases in wages of $37,500, consulting fees of $297,326, legal expenses of $422,095 and commuting expenses of a consultant in the amount of $36,708. This is partially offset by a decrease in Mining Maintenance Fees of $14,400.

Nine-months ended September 30, 2025, compared to nine-months ended September 30, 2024.

We had no revenues for our consolidated operations for the nine-month periods ended September 30, 2025 and 2024.

We reported consolidated net losses for the nine months ended September 30, 2025 and 2024 of $3,401,157 and $1,102,626, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the three months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024	Increase (Decrease)	Percent Change
Revenues	$-	$-	-	-
General and administrative expenses	$2,113,227	$614,537	1,498,690	243.87	%1
Interest expense	$462,141	$463,089	(948)	(.20)%
Research and development	$825,789	$25,000	800,789	3,203.16%

1 - General and administrative expenses increased primarily as a result of increases in consulting fees of $447,194, legal expenses of $808,496, commission expense of $66,500, expense reimbursements to employees of $15,306, meals and entertainment of $8,226, wages of $32,500, fees of $13,620 associated with restoring the Company to trading on the OTCQB, Board of Director fees of $40,000, and commuting expenses of a consultant in the amount of $51,386. These increases were partially offset by a decrease of $14,400 for Mining Maintenance Fees.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of September 30, 2025, we had $36,632 in cash, total assets of $105,485, and total liabilities of $15,717,092. Our total accumulated deficit at September 30, 2025 was $42,774,329.

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024	Increase (Decrease)	% Change

Cash	$36,632	$115,434	$(78,802)	(68.27	)%1
Prepaids and other	$68,853	$-	68,853	100.00	%2
Total current assets	$105,485	$115,434	$(9,949)	8.69%
Total assets	$105,485	$115,434	$(9,949)	8.69%

Accounts payable and accrued expenses	$5,070,212	$4,064,985	$1,005,227	24.73	%3
Accounts payable and accrued expenses - related party	$5,314,438	$5,153,415	$161,023	18.45	%3
Note payable	$647,500	$652,500	$(5,000)	0.76	%4
Notes payable - related parties - net	$2,805,774	$2,805,774	$-	0.00%
Convertible note payable - net	$166,667	$166,667	$-	0.00%
Advances - related parties	$-	$100	$(100)	(100.00)%
Advances - other	$2,500	$2,500	$-
Customer deposits	$1,710,000	$-	$1,710,000	100.00	%5
Total current liabilities	$15,717,091	$12,845,941	$2,871,150	10.42	%6
Total liabilities	$15,717,091	$12,845,941	$2,871,150	10.42	%6

1 – Cash decreased due to expenditures exceeding cash provided through sales of stock.

2 – Prepaids and other current assets increased due to the issuance of shares of stock in exchange for services in excess of the value of the services rendered and payment

3 – Accounts payable and accrued expenses and accounts payable and accrued expenses – related party increased due to the fact that accrued contractual expenses increased by a greater amount than the company had liquidity to reduce the payables.

4 – There was a payment of $5,000 against notes payable.

5 - Customers made $1,710,000 payments as deposits. The deposits are non-refundable in the event the Company does not enter into definitive agreements with the parties.

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

Cash Flows

	September 30, 2025	September 30, 2024	$ Increase (Decrease)	% Change

Net cash used in operating activities	$(674,507)	$(256,028)	$418,479	163.45%
Net cash provided by financing activities	$691,000	$370,330	320,670	86.59%

Operating activities

Our net cash used in operations increased primarily due to the fact that the Company issued stock in the amount of $696,000, which allowed the payment of additional liabilities and operating expenses than were paid in the nine months ended September 30, 2025 compared to the six months ended June 30, 2024.

Investing activities

Net cash used in investing activities for the nine-months periods ending September 30, 2025 and 2024 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities was $691,000 and $370,330 for the nine months ended September 30, 2025 and 2024, respectively.

In the third quarter of 2025, the Company sold stock no stock and made a $5,000 payment on notes payable.

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $42,774,329 and $39,373,172 as of September 30, 2025 and December 31, 2024, respectively.

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

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $42,774,329 and $39,373,172 as of September 30, 2025 and December 31, 2024, respectively.

Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Commitments

Capital Expenditures - none

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the nine months ended September 30, 2025 and September 30, 2024, the Company accrued $135,000 under the terms of the agreement.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, as Chief Financial Officer. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. By its terms, Mr. Jones’ employment agreement automatically renewed on May 10,2019, 2020, 2021, 2022, 2023, 2024 and 2025, for successive one-year periods During the nine months ended September 30, 2025 and 2024, the Company accrued $120,000 and $125,000, respectively, under the terms of the agreement.

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

Mining Leases

We have a minimum commitment during 2024 of approximately $14,400 for our annual lease maintenance fees due to Bureau of Land Management (“BLM”) for the Arizona Property. That payment was made prior to August 31, 2024. There is no actual lease agreement with the BLM, but we file an annual maintenance fee form and pay fees to the BLM to hold our claims. The mining interests were forfeited on August 31, 2025 for failure to pay Mining Claim Maintenance Fees.

Financing – Nine Months Ended September 30, 2025 and the Year Ended December 31, 2024

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the period ended September 30, 2025, we received $-0- in related party loans.

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

For the period ended September 30, 2025, the Company issued 2,395,334 shares of Rule 144 restricted CommonStock, par value $.0001 per share to two related parties in settlement of debt in the amount of $35,930.

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

For the nine months ended September 30, 2025, we received -0- advances from related parties.

Third-party financing

For the quarter ended on September 30, 2025, we received $0 in debt financing.

For the quarter ended on September 30, 2025, the company sold no shares of Rule 144 restricted Common Stock.

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

Significant estimates during the nine months ended September 30, 2025 and 2024, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At September 30, 2025 and December 31, 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At September 30, 2025 and December 31, 2024, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2025 and December 31, 2024, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the nine months ended September 30, 2025 and 2024, respectively.

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

The Company incurred research and development expenses of $825,789 and $25,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

At September 30, 2025 and 2024, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	September 30, 2025	September 30, 2024
Convertible debt	4,720,900	4,345,900

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

Our management, including our president and chief financial officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In September 2025, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and controls of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that, as of September 30, 2025, our internal controls over financial reporting were ineffective.

Also, based on the evaluation described in the prior paragraph, management has concluded that, as of September 30, 2025, our Disclosure Controls and Procedures were ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2025:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended September 30, 2025, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same person, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending September 30, 2025, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 8, 2023, the Company was served with a demand for payments under various agreements with the plaintiffs. The Plaintiffs are Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC (“Tunstall Canyon”) and Chisos Equity Consultants, LLC (“Chisos”). Ric Halden and Randy Moseley were founders of the Company and served as officers and directors of the Company until 2017, when each of them resigned all positions with the Company. The Company believes that Tunstall Canyon and Chisos are majority-owned by Ric Halden. As of June 30, 2025, the Company had accrued liabilities in the amount of $1,672,074 to Ric Halden, Randy Moseley and Tunstall Canyon, which are all included in the liabilities reflected on the accompanying consolidated balance sheet. The court set an original trial date for November 25, 2024. The Plaintiffs and the Company petitioned the Court for a new trial date, which was granted and a new trial date was set for May 26, 2025. On March 28, 2025, Plaintiffs and the Company again petitioned the Court for a new trial date. The request was granted and the trial was reset set for September 15, 2025. Trial was subsequently reset to December 1, 2025.

The Plaintiffs, Ric Halden, Randy Moseley, Tunstall Canyon and Chisos, filed a Traditional Motion for Partial Summary Judgement, or in the Alternative, Traditional Motion for Partial Summary Judgement as to Liability Only which was originally set to be set to be heard by the Court on March 26, 2025. Plaintiffs and the Company agreed to reset the hearing to at least 45 days after March 26, 2025. A new hearing date was set for July 9, 2025.

The Plaintiffs, Ric Halden, Randy Moseley, Tunstall Canyon and Chisos, filed a Traditional Motion for Partial Summary Judgement, or in the Alternative, Traditional Motion for Partial Summary Judgement as to Liability Only which was originally set to be heard by the Court on March 26, 2025. Plaintiffs and the Company agreed to reset the hearing to at least 45 days after March 26, 2025. On April 29, 2025, Tunstall Canyon, LLC filed a second traditional motion for partial summary judgement. The hearing was set for July 19, 2025. The Company did not challenge the motion and on July 9, 2025, the court granted a summary judgement in the amount of $335,234 plus prejudgement interest at a rate of 18% per year from January 1, 2025, until the date of a Final Judgement in the case. The amount payable to Tunstall Canyon is fully recorded as a liability by the Company.

On October 30, 2025, this dispute was fully resolved on the following terms: (1) Greenway to issue Ric Halden 2,000,000 shares of restricted stock in Greenway by November 6, 2025 (representing a value of $80,000 at a price of $.04 per share); (2) Greenway to make a payment to Plaintiffs in the amount of $50,000 by March 1, 2026; (3) Greenway to pay $900,000 in twelve (12) monthly installments beginning on August 1, 2026. Greenway’s payment obligations will be secured by an Agreed Judgment in the amount of $1,250,000 that will held in trust by Plaintiff’s counsel and only filed with a court in the event of a non-cured default by Greenway. In exchange for these obligations, the lawsuit will be dismissed and Plaintiffs will execute a release of all claims against Greenway that could have been brought in the litigation. This includes the withdrawal of the summary judgement granted to Tunstall Canyon by the court on July 9, 2025 in the amount of $335,234 plus prejudgement interest at a rate of 18% per year from January 1, 2025. Further, Plaintiff, Randy Moseley, relinquished his claims against the Company. The Company reflected a liability to Randy Moseley in the amount of $714,663 as of September 30, 2025.

The Company believes the net financial impact of the settlement to the Company under the Agreement is approximately a positive $649,636.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On various dates throughout the nine months ended September 30, 2025, the Company issued 23,523,333 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors, for $796,000 ($.02 - $.10/share). The Company issued -0- shares of Rule 144 Common Stock during the quarter ended September 30, 2025.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

September 30, 2025

In May 2022, the Company issued a note payable for $67,500, with an original issue debt discount of $37,500, resulting in net proceeds of $30,000. The note was due on September 30, 2022 and at September 30, 2025 remains in default.

On December 20, 2017, the Company issued a convertible promissory note for $166,667, fully payable by December 20, 2019. This loan is in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continues at such rate until the default is cured or is paid at term. At September 30, 2025 remains in default.

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd., as part of the consideration for an agreed stipulated judgment, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. Since the note was issued, two semiannual payments of interest have been paid. The Company was in default of its semiannual interest payment due on February 15, 2021. In May 2021, the Company made the semi-annual interest payment (including late fees) and cured the default. However, the Company again failed to make the required payments and at September 30, 2025 and the loan remains in default.

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

GREENWAY TECHNOLOGIES, INC.

Date: November 13, 2025.

	By	/s/ Raymond L. Wright
Raymond L.Wright, President

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

