Form 10-K
period 2025-12-31
GREENWAY TECHNOLOGIES, INC. & SUBSIDIARIES
filed 2026-04-15
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

561-809-4644

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(B) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.001 per share	GWTI	OTCQB

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the OTCQB Market operated by the OTC Markets Group, Inc. on that day was $27,761,470 at a closing price of $.0611 per share.

Class	Outstanding as of April 15, 2026
Common Stock, par value $0.0001 per share	462,361,204

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

Our initial ROI studies of the market for high purity chemicals that we produce can provide incredibly rapid payback of investments. It should be noted the vast majority of these chemicals produced are currently made in China. Further, because they originate from a barrel of oil at a refinery, they are much lower in purity.

Products created by the GTL process include High Cetane Diesel, Naphtha, Technical Grade Water, and high value, high purity chemicals. The chemicals, which would be produced in the GTL plant, would be vital to many industries including pharmaceutical, cosmetics, fragrances, adhesives, and others. The vast majority of these chemicals are produced in China. Such dependency makes America captive to shortfalls whether they are manufacturing related or intentional. By making these chemicals in the USA, we reduce that dependency and keep the product, the jobs, and the profits in America.

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

Mining Interests

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims located on Bureau of Land Management (“BLM”) land in Mohave County, Arizona (such property, the “Arizona Property”), in an Assignment Agreement dated December 27, 2010, and filed as Exhibit 10.31 to this Form 10-K, between Melek Mining, Inc., 4HM Partners, Inc. and the Company, in exchange for 5,066,000 shares of our common stock. Early indications from samples taken and processed by Melek Mining provided reason to believe that the potential recovery value of the metals located on the Arizona Property could be significant, but only actual mining and processing will determine the ultimate value that may be realized from this property holding. However, the Company decided to focus only on its core technologies and the mining interests were forfeited on August 31, 2025 for failure to timely pay Mining Claim Maintenance Fees.

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

Employees

As of the filing date of this Form 10-K, we have four (4) full-time employees. Certain of these employees receive no compensation or compensation is deferred on a periodic basis by mutual agreement. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

The accompanying consolidated financial statements to this Form 10-K (our “Financial Statements”) have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2025, we have an accumulated deficit of $41,330,906. For the year ended December 31, 2025, we incurred a net loss of $1,957,734 and used $893,689 net cash for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise additional capital through debt and/or equity sources.

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

Our business is led by our Chairman of the Board of Directors, Raymond Wright, Acting President, Doug Cogan, Chief Executive Officer, Robert Kevin Jones, Executive Vice President - Sales and our Chief Financial Officer, Ransom Jones, all of whom are also members of our board of directors (our “Board of Directors”). We use outside consultants to support and perform the majority of the engineering and production work on our GTL technology. From time-to-time, we have also engaged consultants to provide financial reporting and governance support.

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

In order to safeguard against this possibility, on December 8, 2020, the Company announced an exclusive worldwide patent licensing agreement with The University of Texas at Arlington (UTA) for all patent applications currently filed with the Patent and Trademark Office relating to GWTI’s natural gas reforming technologies developed under its sponsored research agreements with UTA.

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

Also, as of the date of this filing, the shares authorized treasury shares are 500 million and there were 462,361,204 issued and outstanding. Thus, only an additional 37,638,796 treasury shares are available for sale. At the current share price, the ability to raise a significant amount of funds through the sale of treasury shares is limited. In order to address this situation, the Company has the ability to authorize additional treasury shares or execute a corporate restructuring. These actions may require a special shareholder meeting and a positive vote of the shareholders on these matters is not certain.

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

Due to the fact that the Company did not timely file its Form 10-K for the fiscal year ended December 31, 2023 and its Form 10-Q for the quarterly period ended March 31, 2024, it was removed from the OTCQB marketplace, operated by the OTC Markets Group, Inc. (the “OTCMG” and placed on OTCMG “Pink Market,”which limits the ability of broker-dealers to sell our securities and the ability of Shareholders to easily sell their securities in the secondary market. All of the Company’s filings with the SEC are now current and the stock is now trading on its historical marketplace, the OTCQB.

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

We have a substantial amount of indebtedness, a significant amount which are interest-bearing notes payable. As of December 31, 2025, we had $14,131,536 total liabilities, all of which is current. For more details on our indebtedness, please see Notes 3, 4 and 5 of our Consolidated Financial Statements.

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

Item 1C.	Cybersecurity Risk Management and Strategy

Cybersecurity Risk Management and Strategy

The Company recognizes the importance of maintaining the security and integrity of its information systems and data. The Company’s operations are currently limited in scale and are primarily focused on research, development, and administrative activities. As such, the Company’s information technology environment consists primarily of standard, commercially available systems and cloud-based applications used for accounting, communication, and general business operations.

The Company has implemented basic cybersecurity measures designed to protect its information systems and data, including:

1.	use of third-party hosted platforms with embedded security features
2.	password protection and access controls
3.	periodic monitoring of system access and activity
4.	reliance on reputable service providers for financial systems and data storage

The Company does not currently maintain a formal, enterprise-wide cybersecurity risk management program; however, management periodically assesses risks related to cybersecurity and implements measures it believes are appropriate given the Company’s size, operations, and risk profile.

To date, the Company has not experienced any material cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, its business strategy, results of operations, or financial condition.

Cybersecurity Governance

Responsibility for oversight of cybersecurity risk resides with management, primarily the Chief Financial Officer, who oversees the Company’s information systems and related risks. Due to the Company’s limited personnel, cybersecurity responsibilities are not segregated across multiple roles.

Management is responsible for:

1.	identifying and evaluating cybersecurity risks
2.	monitoring access to key systems
3.	coordinating with third-party service providers
4.	responding to any identified cybersecurity issues

The Board of Directors has general oversight responsibility for risk management, including cybersecurity risk. The Board is informed of material risks, including cybersecurity-related matters, through periodic communications with management.

Given the Company’s current size and operations, cybersecurity risk is not managed through a separate committee but is considered as part of the Company’s overall risk management process

Cybersecurity Incident Reporting

The Company has not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition.

Item 2.	Properties.

Our principal office is 1521 North Cooper St., Suite 205, Arlington, Texas 76011, leased at a rate of $981.00 per month. We believe these facilities are adequate for at least the next 12 months. We expect that we could relocate to other suitable facilities at comparable rates, should we need more or less space.

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

The Plaintiffs, Ric Halden, Randy Moseley, Tunstall Canyon and Chisos, filed a Traditional Motion for Partial Summary Judgement, or in the Alternative, Traditional Motion for Partial Summary Judgement as to Liability Only which was originally set to be heard by the Court on March 26, 2025. Plaintiffs and the Company agreed to reset the hearing to at least 45 days after March 26, 2025. On April 29, 2025, Tunstall Canyon, LLC filed a second traditional motion for partial summary judgement. The hearing was set for July 19, 2025. The Company did not challenge the motion and on July 9, 2025, the court granted a summary judgement in the amount of $335,234 plus prejudgement interest at a rate of 18% per year from January 1, 2025, until the date of a Final Judgement in the case. The amount payable to Tunstall Canyon was fully recorded as a liability by the Company.

On October 30, 2025, this dispute was fully resolved on the following terms: (1) Greenway to issue Ric Halden 2,000,000 shares of restricted stock in Greenway by November 6, 2025 (representing a value of $83,400 at a price of $.0417 per share); (2) Greenway to make a payment to Plaintiffs in the amount of $50,000 by February 27, 2026; (3) Greenway to pay $900,000 in twelve (12) monthly installments beginning on August 1, 2026. Greenway’s payment obligations will be secured by an Agreed Judgment in the amount of $1,250,000 that will held in trust by Plaintiff’s counsel and only filed with a court in the event of a non-cured default by Greenway. In exchange for these obligations, the lawsuit will be dismissed and Plaintiffs will execute a release of all claims against Greenway that could have been brought in the litigation. This includes the withdrawal of the summary judgement granted to Tunstall Canyon by the court on July 9, 2025 in the amount of $335,234 plus prejudgement interest at a rate of 18% per year from January 1, 2025. Further, Plaintiff, Randy Moseley, relinquished his claims against the Company. The Company reflected a liability to Randy Moseley in the amount of $714,663 as of September 30, 2025.

On December 9, 2025, the court approved an AGREED ORDER OF DISMISSAL WITH PREJUDICE.

The Company recognized a gain on legal settlement of $648,783.

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

Fiscal 2025 Quarter Ended:	High	Low
March 31, 2025	$.0475	$.0450
June 30, 2025	$.0645	$.0600
September 30, 2025	$.0650	$.0550
December 31, 2025	$.0400	$.0367

Fiscal 2024 Quarter Ended:
March 31, 2023	$0.010	$0.010
June 30, 2024	$0.010	$0.010
September 30, 2024	$0.010	$0.010
December 31, 2024	$0.050	$0.131

As of March 11,2026, we had 462,361,204 shares of Common Stock outstanding. Our shares of Common Stock are held by 600 Shareholders of record. The number of Shareholders of record was determined from the records of our transfer agent, Transfer Online, Inc. (our “Transfer Agent”), and does not include beneficial owners of our Common Stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. The mailing address of our Transfer Agent is 512 SE Salmon Street, 2nd Floor, Portland, Oregon 97214, and its telephone number is (503) 227-2950.

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

Unregistered Sales of Equity Securities

For the year ended December 31, 2025, we issued 25,523,333 shares of the Company’s common stock as follows:

Stock issued for cash – 22,523,333

Stock issued in legal settlement – 2,000,000

Stock issued for prepaid legal services – 1,000,000

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

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2025 and 2024 should be read in conjunction with our Financial Statements and the notes to those Consolidated Financial Statements that are included elsewhere in this Form 10-K and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Since 2020, the Company has received several U.S. Patents (the ‘594 Patent, ‘104 Patent, ‘827 Patent, and ‘473 Patent) pertaining to syngas generation for gas-to-liquid fuel conversion. In addition, the Company has other pending patent applications, both domestic and international, related to various components and processes involving our proprietary GTL methods, which when granted, will further complement our existing portfolio of issued patents and pending patent applications.

On December 8, 2020, the Company announced an exclusive worldwide patent licensing agreement with the UTA for all patent applications currently filed with the Patent and Trademark Office relating to GWTI’s natural gas reforming technologies developed under its sponsored research agreement with UTA. During 2025, the Company paid UTA $196,587 under SRAs and $250,000 under a Patent & Technology License Agreement. Additionally, at December 31, 2025, the Company had a liability to UTA under its SRA for the period July 1, 2025 – June 30, 2026 in the amount of $216,212.

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

Mining Interest

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims located on Bureau of Land Management (“BLM”) land in Mohave County, Arizona for 5,066,000 shares of restricted Common A stock. Early indications, from samples taken and processed, provided reason to believe that the potential recovery value of the metals located on the 1,440 acres is significant, but only actual mining and processing will determine the ultimate value which may be realized from this property holding. The Company explored strategic options to partner or sell its interest in this acreage, while it focused on its emerging GTL technology sales and marketing efforts. However, the Company decided to focus only on its core technologies and the mining interests were forfeited on August 31, 2025 for failure to timely pay Mining Claim Maintenance Fees.

Going Concern

We remain dependent on outside sources of funding (debt and/or equity) for the continuation of our operations. Our independent registered public accounting firm issued a going concern qualification in their report dated March 11, 2025, which is included with our consolidated Financial Statements and raises substantial doubt about our ability to continue as a going concern.

			$
	December 31,	December 31,	Increase
	2025	2024	(Decrease)	% Change

Net loss	$1,957,734	$1,513,568	$444,166	29.34%	1
Net cash used in operations	$893,689	$444,223	$449,466	101.18%	2
Working capital deficit	$14,084,783	$13,006,449	$1,078,334	8.29%	3
Stockholders’ deficit	$14,084,783	$13,006,449	$1,078,334	8.29%	4

1 – Our net loss in 2025 compared to 2024 increased primarily due to increases of $531,724 in consulting fees, commissions of $58,000, meals and entertainment of $5,598, stock quoting service of $13,620, travel of $12,035, wages of $37,500, board of directors fees of $30,000, expense reimbursements of $15,306, investor promotion expense of $5,340, legal expenses of $985,641, research and development of $1,155,335 and commuting expense of $49,250. These increases in expenses were offset by decreases in auditor fees of $12,183, mining expense of $14,400 and interest expense of $6,128. Additionally, net loss was reduced by a gain on legal settlement of $648,783 and income for forfeiture of non-refundable deposits in the amount of $1,700.

2 – Our net cash used in operations in 2025 compared to 2024 increased primarily due to increases in net loss of $444,166, prepaids and other of $45,679, accounts payable and accrued expenses of $1,206,485, customer deposits of $10,000 and liabilities for legal settlement of $731,183. These were offset by a decrease in accounts payable and accrued expenses – related parties of $443,923.

3 – The working capital deficit increased in 2025 compared to 2024 due to increases in cash and prepaids and other of $26,502, accounts payable and accrued expenses of $35,066, accounts payable and accrued expenses – related parties of $281,437, customer deposits of $10,000 and legal settlement liability of $950,000, These were offset by an decreases in notes payable of $5,000 and convertible note payable – net of $166,666..

4 – The increase in stockholders’ deficit in 2025 compared to 2024 resulted from the net effect of an increase net loss of $1,917,743 offset by issuances of common stock of $879,400.

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

Our ability to achieve profitability will depend upon our ability to finance, manufacture, and market/operate GTL units. Our growth is dependent on attaining profit from our operations and raising additional capital either through the sale of our Common Stock or borrowing. There is no assurance that we will be able to raise any equity financing or sell any of our products at a profit. We will be unable to pay our obligations in the normal course of business or service our debt in a timely manner throughout 2026 without raising additional debt or equity capital. There can be no assurance that we will raise additional debt or equity capital.

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

Results of Operations

For Year Ended December 31, 2025 as Compared to Year Ended December 31, 2024:

We had no revenues for consolidated operations for the years ended December 31, 2025 and 2025.

We reported consolidated net losses during the years ended December 31, 2025 and 2024 of $1,957,734 and $1,513,568, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the years ended December 31, 2025 and December 31, 2024:

	December 31,	December 31,	$ Increase
	2025	2024	(Decrease)	% Change

Revenues	$-	$-	$-	0.00%

General and administrative expenses	$2,488,047	$844,305	$1,643,742	294.68%	1
Research and development	$1,205,335	$50,000	$1,155,335	2,301.67%	2
Interest expense	$613,135	$619,263	$(6,128)	(.0010)%	3
Forfeiture of non-refundable deposits	$1,700,000	$-	$1,700,000	INF %	4
Gain on legal settlement	$648,783	$-	$648,783	INF %	5

Total operating expenses increased by $2,799,077 from $894,305 in 2024 to $3,693,382 in 2025.

1 – General and administrative expenses in 2025 compared to 2024 increased primarily due to increases of $531,724 in consulting fees, commissions of $58,000, meals and entertainment of $5,598, stock quoting service of $13,620, travel of $12,035, wages of $37,500, board of directors fees of $30,000, expense reimbursements of $15,306, investor promotion expense of $5,340, legal expenses of $985,641, research and development of $1,155,335 and commuting expense of $49,250. These increases in expenses were offset by decreases in auditor fees of $12,183, mining expense of $14,400 and interest expense of $6,128.

2 – The increase was related generating an increase in liquidity from sales of Common Stock of $696,000 and collection of non-refundable deposits in the amount of $1,700,000, which allowed the Company to bring payments under its patent Patent & Licensing Agreement with UTA current and additional spending on R&D to provide impetus to commercialize our technology.

3 – The increase is negligible.

4 – The Company entered into a non-binding agreement with a counterparty to pay a non-refundable deposit to pay the Company non-refundable deposits in the amount of $1,700,000. Ultimately, ultimately the counterparty was not able to follow through with its commitment to purchase a reformer. As a result, the $1,700,000 became income instead of being applied to the purchase of a reformer.

5 – The Company reached a settlement in a legal dispute that resulted in an extraordinary gain of $648,783. The gain resulted due to reduction of several liabilities, the creation of a new liability and the issuance of 2,000,000 shares of stock.

Net Loss and Net Loss per Share

Our consolidated net loss increased by $444,166 from $1,513,568 in 2024 compared to $1,957,734 in 2025. Th basic and diluted earnings share for the year ended December 31, 2025, as compared to December 31, 2024 were the same $.00 per share

The weighted-average number of shares of Common Stock used in the earnings per share for the basic and dilutive computation was 444,862,026 for the year ended December 31, 2025, and 413,126,039 for the year ended December 31, 2024.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. We had $850 in cash, total assets of $46,753, and total liabilities of $14,131,536 as of December 31, 2025. Total accumulated deficit at December 31, 2025, was ($41,330,906).

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between December 31, 2025, and December 31, 2024:

	December 31,	December 31,	$ Increase
	2025	2024	(Decrease)	% Change

Cash	$850	$20,139	$(19,289)	(95.78)%	1
Prepaids and other	$45,903	$112	$45,791	40,884.80%	2
Total current assets	$46,753	$20,251	$26,502	130.87%	3
Total assets	$46,753	$20,251	$26,502	130.87%	3

Accounts payable and accrued expenses	$4,201,502	$4,166,436	$35,066	8.41%	4
Accounts payable and accrued expenses - related party	$5,514,260	$5,232,823	$281,437	5.38%	4
Note payable	$647,500	$652,500	$(5,000)	(7.66)%	5
Notes payable - related parties - net	$2,805,774	$2,805,774	$-	-%
Convertible note payable - net	$-	$166,667	$(166,667)	INF %	6
Advances - others	$2,500	$2,500	$-	-%
Customer deposits	$10,000	$-	$10,000	INF %	7
Legal settlement liability	$950,000	$-	$950,000	INF %	8
Total current liabilities	$14,131,536	$13,026,700	$1,104,836	5.88%	9
Total liabilities	$14,131,536	$13,026,700	$1,104,836	5.88%	9

1 - Cash decreased in 2025 compared to 2024 due to net loss of $1,957,734, an increase in cash of $691,000 from financing activities and an increase in adjustments to reconcile net loss to net cash used in operations by $1,247,445.

2 – Prepaids and other assets increased in 2025 from 2024 due to an increase of prepaid legal fees of $45,791.

3 - See discussion regarding cash resources in #1 and #2 above.

4 – Accounts payable and accrued expenses and accounts payable and accrued expenses - related party in 2025 compared to 2024 increased due to the fact that amounts accrued were greater than amounts paid in satisfaction of the liabilities.

5 – Notes Payable in 2025 compared to 2024 decreased by $5,000 due to a loan payment in 2025 in the amount of $5,000

6 – Convertible note payable net in 2025 compared to 2024 decreased due the fact that the debt was settled in a legal settlement.

7 – Customer deposits increased in 2025 compared to 2024 increased by $10,000 due to a customer making a deposit for future technology development.

8 – Legal settlement liability increased in 2025 compared to 2024 by $950,000 due to a legal settlement.

9 – See notes #4 - #8 above.

Cash Flows

	December 31,	December 31,	$ Increase
	2025	2024	(Decrease)	% Change

Net cash used in operating activities	$710,289	$444,223	$266,066	59.89%
Net cash used in investing activities	$-	$-	$-	-%
Net cash provided by financing activities	$691,000	$463,230	$227,770	49.17%

Operating Activities

Our net cash used in operations in 2025 was greater than 2024. The increase was primarily due to increases of net loss of $444,166, stock issued in a legal settlement of $83,400, stock issued for prepaid legal fees of $100,000, in accounts payable and accrued expense of $1,206,485, customer deposits of $10,000 and decreases in prepaids and other assets of $45,769, accounts payable and accrued expenses – related parties of $443,923 and liabilities for legal settlement – net of $732,183.

Investing activities

Net cash used in investing activities for the year ending December 31, 2025 and 2024 was $0.

Financing Activities

In 2025, the Company had net cash provided by financing activities of $691,000, consisting of the following:

Proceeds from stock issued for cash - $696,000

Repayment on notes payable - $(5,000)

Our accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $41,330,906 and $39,373,172 as of December 31, 2025 and 2024, respectively.

Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Commitments

Capital Expenditures - none

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with Raymond Wright, for the position of president of GIE, for a term of five years, with compensation of $90,000 per year. In September 2014, Mr. Wright’s employment agreement was amended to increase his annual pay to $180,000. By its terms, Mr. Wright’s employment agreement automatically renewed on August 12, 2020, 2021, 2022 2023,2024 and 2025, for successive one-year periods. During the twelve-month periods ended December 31, 2025 and 2024, we paid and/or accrued a total of $180,000 under the terms of the agreement. As of December 31, 2025 and December 31, 2024, total accrued salary was $1,635,938 and $1,599,738, respectively, and is presented as part of Accounts payable and accrued expenses -related party. Mr. Wright is also the Chairman of our Board of Directors and Interim President of the Company.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, Chief Financial Officer, Secretary and Treasurer and a member of the board of directors. Mr. Jones earns a base salary of $120,000 per year. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended December 31, 2025. Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of his employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist. The foregoing summary of Mr. Jones’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreement by and between Mr. Jones and our Company, dated May 10, 2018, a copy of which is filed as Exhibit 10.40 to this Form 10-K and incorporated by reference herein. By its terms, Mr. Jones’ employment agreement automatically renewed on May 10,2019, 2020, 2021, 2022, 2023, 2024 and 2025, for successive one-year periods. As of December 31, 2025 and December 31, 2024, respectively, total accrued salary was $889,167 and $1,599,738, respectively, and is presented as part of Accounts payable and accrued expenses - related party.

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

On August 2, 2025, the Company entered into a management consulting agreement with Blue Shift Pacific, LLC. That agreement provides that the Company pay an hourly rate of $150, $900 per day, $4,500 per week or $20,000 per month, depending on the extent of services requested by a company representative. The initial term of the agreement is twelve (12) months. After the initial term has ended, the agreement shall renew for subsequent one (1) month terms unless and until the Company or Blue Shift Pacific, LLC terminates the agreement. The agreement may be terminated at any time upon fifteen (15) days written notice to the other party. As of December 31, 2025, the Company accrued $98,643 under the contract.

On August 5, 2025, the Company entered into a management consulting agreement with Anthony Bradzil. That agreement provides that the Company pay an hourly rate of $120, $900 per day, $4,000 per week or $16,500 per month, depending on the extent of services requested by a company representative. The initial term of the agreement is twelve (12) months. After the initial term has ended, the agreement shall renew for subsequent one (1) month terms unless and until the Company or Anthony Bradzil terminates the agreement. The agreement may be terminated at any time upon fifteen (15) days written notice to the other party. As of December 31, 2025, the Company accrued $17,185 under the contract.

On July 28, 2025, the Company entered into a management consulting agreement with Kent Harer. The agreement provides that Kent Harer will receive 5,000,000 warrants to purchase the Company’s common stock at an exercise price $.065, or the closing price of the stock on the day the agreement is executed by both parties and expiring on July 30, 2028. The agreement did not specify the timing for the execution or the language of the warrant agreement. As of the date of this filing, the Company has not provided Mr. Harer a warrant agreement for his consideration. The initial term of the agreement was two (2) months and renews for subsequent one (1) month terms unless the Company or Mr. Harer terminates it by providing a fifteen (15) day written notice to the other party. On January 6, 2026, the Company terminated the consulting agreement.

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

Mining Leases

In December 2010, UMED acquired the rights to approximately 1,440 acres of placer mining claims located on Bureau of Land Management (“BLM”) land in Mohave County, Arizona (such property, the “Arizona Property”), in an Assignment Agreement dated December 27, 2010, and filed as Exhibit 10.31 to this Form 10-K, between Melek Mining, Inc., 4HM Partners, Inc. and the Company, in exchange for 5,066,000 shares of our common stock. Early indications from samples taken and processed by Melek Mining provided reason to believe that the potential recovery value of the metals located on the Arizona Property could be significant, but only actual mining and processing will determine the ultimate value that may be realized from this property holding. However, the Company decided to focus only on its core technologies and the mining interests were forfeited on August 31, 2025 for failure to timely pay Mining Claim Maintenance Fees.

Financing

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the year ended December 31, 2025, there was no related-party financing. For the year ended December 31, 2024, there was $7,116 of related- party financing, which was reflected as Proceeds from advances – related parties. During 2024, $38,316 was repaid resulting in a balance of -0- at December 31, 2024. $35,930 was satisfied by issuance of Common Stock and $2,386 was repaid by cash payments.

For the year ended December 31, 2025, there were no shares issued to related-parties. On various dates throughout the year ended December 31, 2024, the Company issued 4,415,334 shares of Rule 144 restricted Common Stock, par value $.0001 per share to related parties in settlement of liability – related parties in the amount of $77,930 ($.01 - $.01/share).

Third-party financing

On various dates throughout the year ended December 31, 2025, the Company issued 22,523,333 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors, for $696,000 ($.01 - $.02/share).

On various dates throughout the year ended December 31, 2024, the Company issued 22,578,333 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various accredited investors, for $458,500 ($.02 - $.05/share).

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Impact of Inflation

While we are subject to general inflationary trends, including costs for basic manufacturing production materials, our management believes that inflation in and of itself does not have a material effect on our operating results. However, inflation may become a factor in the future. The economics of GTL conversion rely in part on the arbitrage between oil and natural gas prices, with economic models for many producers, including our own models, using a range of $30-60/bbl (for WTI or Brent Crude as listed daily on the Nymex and ICE commodities exchanges) to determine relative profitability of their GTL operations.

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

Significant estimates during the years ended December 31, 2025 and 2024, respectively, include uncertain tax positions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2025 and 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At December 31, 2025 and 2024, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2025 and December 31, 2024, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the years ended December 31, 2025 and 2024, respectively.

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

The Company incurred research and development expenses of $1,205,335 and $50,000 - for the years ended December 31, 2025 and 2024, respectively.

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

At December 31, 2025 and 2024, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	December 31, 2025	December 31, 2024

Convertible debt	-	4,440,425
Warrants	-	-
	-	4,064,400

On October 31, 2025, the Company entered into a settlement agreement related to litigation with plaintiffs Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC and Chisos Equity Consultants, LLC. Due to the settlement, the note payable to Tunstall Canyons Group, LLC, which held the debt convertible into warrants, was completely settled. As a result, the warrants were cancelled by operation of the settlement.

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

The CODM is Chief Executive Officer.

Subsequent Events

From January 1, 2026 through March 11, 2026, the Company issued 9,973,333 shares of Rule 144 restricted Common Stock in private placements to 17 accredited investors at $0.02 - $.03 per share.

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

In the year ending December 31, 2025, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer, have concluded that as of December 31, 2025, our internal control over financial reporting was ineffective.

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

As of December 31, 2025, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of December 31, 2025, our internal controls over financial reporting were ineffective. We also concluded that our disclosure controls and procedures are ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the year ended December 31, 2025, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and recording of journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (3) independent directors on our board, which is fully comprised of seven (7) directors. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

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

The following table sets forth the names, ages, and positions of our executive officers, directors and key employees as of the date of this report. Executive officers are elected periodically by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board of Directors, or his successor is elected and qualified. Directors are elected by other Directors. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position	Director
Raymond Wright	89	Director, Chairman of the Board, President of GIE, Interim President of the Company	2016
Ransom Jones	77	Director, Chief Financial Officer, Secretary and Treasurer	2016
Robert Kevin Jones	61	Director and Executive Vice President - Sales	2024
Paul Alfano	70	Director (Independent)	2019
Doug Cogan	59	Director, Chief Executive Officer	2025
C. Dunham Biles	51	Director (Independent)	2025

The members of our Board of Directors are subject to change from time to time by the vote of our Shareholders at special or annual meetings to elect directors. Additionally, the Board of Directors has the power to add members to the Board of Directors. Directors may resign from the Board of Directors or can be terminated at any Shareholder meeting, based on the vote of shareholders. Our current Board of Directors consists of sever (7) directors, who have expertise in our business. No date for the next annual meeting of Shareholders is specified in our bylaws or has been fixed by the Board of Directors. Officers are elected periodically by the directors.

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

Directors and Officers Biographies

Raymond Wright - Chairman of our Board of Directors, Co-Founder and President of our wholly owned subsidiary, GIE, Interim President of Greenway Technologies, Inc.

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

Robert Kevin Jones – Director and Executive Vice President - Sales

Robert Kevin Jones joined our Board of Directors on July 18,2024. Mr. Robert K. Jones previously served on the Board of Directors from March 7, 2016 through November 8, 2021. On August 6, 2024, he was elected President. On June 27, 2025 Mr. Robert K. Jones was elected Chief Executive Officer. On July 9, 2025, Mr. Robert K. Jones was terminated as Chief Executive Officer and President. On November 21, 2025, he was elected Executive Vice President – Sales. In 1999, Mr. Robert K. Jones founded a Dallas-based company focused on commercial flooring. Under his leadership, that company grew from a two-person business to one of the largest and most respected commercial flooring companies in the country. The company had offices throughout the United States, with annual sales of approximately $70 million. Robert K. Jones has excellent business and analytical skills and maintains relationships with politicians both on the state and federal levels. Mr. Robert K. Jones attended Texas Tech University. Robert K. Jones and Ransom B. Jones, Chief Financial Officer, Secretary and member of the Board of Directors, are brothers.

Ransom Jones – Director, Chief Financial Officer, Secretary and Treasurer

Ransom B. Jones has served as a director since March 6, 2016, was our Interim Chief Executive Officer and President from January 2016 to April 2017, and became our Chief Financial Officer, Secretary and Treasurer on May 10, 2018. Mr. Jones has over 50 years of diverse business experience. He is a retired partner of KPMG Peat Marwick and former Chief Financial Officer of two publicly traded corporations, Western Preferred Corporation and El Paso Refining, Inc. He has also served as an officer of some of the largest and most prestigious global financial institutions including Goldman Sachs, Citicorp, ABN-AMRO Bank, and AIG. Mr. Jones was asked to join the Board of Directors due to his significant senior executive management and deep accounting practice experience, general business, investment and superior analytical skills. He graduated from the University of Texas at El Paso in 1971 with a BBA, Accounting.

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

Doug Cogan – Director, Chief Executive Officer

On November 21, 2025, Mr. Cogan was elected Chief Executive Officer and Director. Mr. Cogan has significant global leadership experience as well as energy sector and engineering and technology industry experience. He was with PricewaterhouseCoopers LLP for over 20 years from 1991 to 2022, serving as Partner, Digital Assurance and Transparency, from 2003 to 2022. Mr. Cogan currently serves on the board of directors for Texas Mutual Insurance. He holds a bachelor’s degree in computer science and business management from the University of Mount Union and has completed executive education programs at Stanford University, Harvard Business School, Massachusetts Institute of Technology and the London Business School.

C. Dunham Biles, Director (Independent)

On November 21, 2025, Mr. Biles was elected to the Board. Mr. Bile is a founding member of Biles Wilson, PLLC and has significant experience representing publicly traded and privately held companies in complex litigation matters across the gamut including: intellectual property; antitrust; environmental; business disputes; fraud, breach of fiduciary duty, securities fraud; and non-compete/employment matters. Before starting Biles Wilson, Mr. Biles was a partner at some of the largest law firms and a renowned boutique litigation firms. Mr. Biles received his Juris Doctorate from the University of Chicago Law School and his Bachelor of Arts from the University of Pennsylvania.

Committees of the Board

On June 22, 2018, pursuant to the authority granted to our Board of Directors in Section 2.10 of Article Two of our bylaws, the Board of Directors created an executive committee (the “Executive Committee”). As of the date of this report, the designated directors comprising the Executive Committee include Ray Wright, Doug Cogan, Robert Kevin Jones and Ransom Jones. The Executive Committee may consider and review any and all such matters or issues it deems necessary coming before us and take such further lawful actions as it determines to be consistent with its responsibilities. Given our small size, with the exception of the Executive Committee, our entire Board of Directors participates in all of the considerations with respect to our audit, compensation and nomination deliberations.

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

Summary of Cash and Certain Other Compensation

At present, we have three executive officers, Messrs. Wright, R. K. Jones and R. Jones.

Summary Compensation Table

The following table sets forth the compensation for our named executive officers for each of the two completed fiscal years ended December 31, 2025, and December 31, 2024:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Ray Wright (1)	2025	180,000	-	-	-	-	-	-	180,000
	2024	180,000	-	-	-	-	-	-	180,000

Ransom Jones (2)	2025	120,000	35,000	-	-	-	-	-	155,000
	2024	120,000	35,000	-	-	-	-	-	155,000

Robert Kevin Jones (3)	2024	-	-	-	-	-	-	-	-

Doug Cogan (4)	2025

(1)	Mr. Wright is our Interim President and Chairman of our Board of Directors.

(2)	Mr. Ransom Jones is our Chief Financial Officer, Treasurer and Secretary.

(3)	Mr. Robert Kevin Jones is our Executive Vice President - Sales. He was named President on November 21, 2025. Mr. Robert Kevin has not received a salary or any other form of compensation. Mr. Robert Kevin Jones does not have an employment agreement and serves at the pleasure of our Board of Directors.

(4)	Doug Cogan is our Chief Executive Officer. Mr. Cogan has not received a salary or any other form of compensation. Mr. Cogan does not have an employment agreement and services at the pleasure of our Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our named executive officers as of the end of our last completed fiscal year, December 31, 2025.

Director Compensation

Currently, our directors receive no regular compensation for their participation on our board, board committees or other activities related to the Company. In 2025, the Board of Directors voted to pay a special board of directors fee in the aggregate amount of $30,000. There are no plans by the directors pay retirement benefits to directors or executive officers.

Executive Compensation

Ray Wright and Ransom Jones each have employment agreements that automatically renew on each employment anniversary date unless a party provides notice of non-renewal before sixty (60) days before each annual period’s end. Mr. Jones was provided with 250,000 shares at the inception of his agreement, and he is due a bonus of $35,000 each year he is employed by us. There were no changes to any of the named executives’ duties as described by their respective employment agreements. Mr. Robert Kevin Jones and Doug Cogan do not have employment agreements and received no compensation for their management roles and responsibilities. Mr. Robert Kevin Jones and Doug Cogan have agreed to this arrangement until the Company and then enter into a formal employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Securities Beneficial Ownership Table

The following table presents information regarding the beneficial ownership of all shares of our Common Stock as of December 31, 2025:

Beneficial Ownership Table

Directors and Named Executive Officers	Shares of Common Stock Beneficially Owned (1)
	Number	Percent
Paul Alfano(2)	32,500,000	7.1%
Robert Kevin Jones (3)	24,739,683	5.7%
Ransom Jones (5)	6,181,867	1.4%
Raymond Wright (4)	8,750,000	1.9%
Michael Wykrent (6)	15,358,667	3.4%
C. Dunham Biles (7)	1,000,000	-
Doug Cogan	833,333	-

All current Directors and Named Executive Officers as a group (7 persons) (8)	90,480,217	20.9%

5% or Greater Stockholders
Paul Alfano (2)	32,500,000	7.1%
Robert Kevin Jones (3)	24,739,683	5.7%

1)	Applicable percentages are based on 456,361,204 shares of Common Stock outstanding as of December 31, 2025. Beneficial ownership is determined by rules promulgated by the SEC and generally includes voting or investment power with respect to securities. Common Stock underlying options, warrants, and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of year end are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the individuals named in the table has sole voting and investment power with respect to the Common Stock indicated as beneficially owned by such individual. The table includes Common Stock and options, warrants, and convertible notes exercisable or convertible into Common Stock that are either vested or may vest within 60 days of year end.
2)	Paul Alfano. Mr. Alfano is an independent director and greater than 5% Shareholder.
3)	Robert Kevin Jones. Mr. Robert K. Jones is a greater than 5% Shareholder, Executive Vice President – Sakles and a director. Robert K. Jones and Ransom Jones are brothers. Robert K. Jones has sole voting and dispositive power with respect to 8,364,683 shares. In addition, the amount of Common Stock beneficially owned by Mr. Robert K. Jones includes: (a) 4,875,000 Shares held by Mabert, in which Mr. Robert K. Jones has 100% ownership interest and for which he serves as sole manager; (b) 8,500,000 Shares owned by Mr. Kevin Jones’ late spouse, Ms. Christine Earley, in which Mr. Rober K. Jones has a spousal interest; and (c) 1,867,843 Shares issuable to Mr. Robert K. Jones pursuant to that certain Loan Agreement by and between Mabert and the Company, dated September 14, 2018, filed as Exhibit 10.49 to the Company’s Form 10-K/A, filed with the SEC on May 13, 2019; (c) 2,000,000 shares beneficially held for Mr. Robert K. Jones by Equity Trust and (d) 1,000,000 shares owned by Topical Floors, LLC, in which Mr. Robert K. Jones owns 100% ownership interest and for which he serves as sole manager.

4)	Raymond Wright. Mr. Wright is the Chairman of our Board of Directors, President of GIE’ our wholly owned subsidiary, and Interim President of the Company.
5)	Ransom Jones. Mr. Ransom Jones is a Director and our Chief Financial Officer, Secretary and Treasurer, making him a named executive officer. Mr. Jones has sole voting and dispositive power with respect to 2,306,867 shares of Common Stock. In addition, the amount of Common Stock beneficially owned by Mr. Jones includes 3,875,000 shares owned by Mr. Jones’s spouse, Mrs. Jan Jones, in which Mr. Jones has a spousal interest. Ransom Jones and Robert K. Jones are brothers.
6)	Michael Wykrent. Mr. Wykrent is an independent Director.
7)	C. Dunham Biles is an independent Director.
8)	Doug Cogan is the Company’s Chief Executive Officer and a Director.
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

Mr. Robert K. Jones and his late wife and Mabert have loaned a total $2,057,341 to the Company and four other Shareholders have loaned the balance of $793,433, pursuant to the Loan Agreement, through the year ending December 31, 2025. These loans are secured by the assets of our Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the Loan Agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by Mabert on behalf of the lenders party to the Loan Agreement. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro rata payment based upon the terms of the Loan Agreement. Mabert did not nor will it receive cash compensation for its efforts.

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

Director Independence

Mr. Alfano, Mr. Biles and Mr. Wykrent serve as our three independent directors. We use the definition of “independent director” as defined in the listing standards of the Nasdaq Stock Market, Inc. Under this standard, an “independent director” is a person other than an executive officer or employee of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the following persons shall not be considered independent:

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

Under these standards required to be an independent director, none of Mr. Robert K. Jones, Mr. Ransom Jones, nor Mr. Wright or Mr. Cogan qualify as independent directors.

During 2025, the Company added two new members to the Board of Directors, one is independent and the other is a Company officer. We hope to add additional qualified independent members to our Board of Directors at a later date, depending upon our ability to reach and maintain financial stability and/or continuing operations.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Assurance Dimensions (“Assurance”), our independent auditors for the years ended December 31, 2025 and 2024, respectively:

	2025	2024
Audit Fees	$34,760	$46,943
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$34,760	$43,500

Audit fees billed were for professional services rendered for the audit of our consolidated financial statements and review of our interim consolidated financial statements for the years ended December 31, 2025 and December 31, 2024.

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

GREENWAY TECHNOLOGIES, INC.

Date:	April 15, 2026
		By	/s/ Doug Cogan
Doug Cogan, Chief Executive Officer

		By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Kevin Jones
ROBERT KEVIN JONES	Director, Executive Vice President - Sales	April 15, 2026

/s/ C. Dunham Biles
C. DUNHAM BILES	Director	April 15, 2026

/s/ Ransom Jones
RANSOM JONES	Director, Chief Financial Officer	April 15, 2026

/s/ Paul Alfano
PAUL ALFANO	Director	April 15, 2026

/s/ Raymond Wright
RAYMOND WRIGHT	Chairman, President of Greenway Innovative Energy, Inc., Interim President. Greenway Technologies, Inc.	April 15, 2026

/s/ Doug Cogan
DOUG COGAN	Director, Chief Executive Officer	April 15, 2026

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Greenway Technologies, Inc. and Subsidiaries

December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of

Greenway Technologies, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Greenway Technologies, Inc. and Subsidiaries (the Company) as of December 31, 2025 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss of $1,957,734 and net cash used in operating activities of $710,289 for the year ended December 31, 2025 and a working capital deficit of $14,084,783 and an accumulated deficit of $41,330,906 as of December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

We did not identify any critical audit matters.

/s/ Stephano Slack LLC
Wayne, Pennsylvania

We have served as the Company’s auditor since 2025.

April 15, 2026

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

(PCAOB ID: 5036)

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

Greenway Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

Assets

Current Assets
Cash	$850	$20,139
Prepaids and other	45,903	112
Total Current Assets	46,753	20,251

Total Assets	$46,753	$20,251

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,201,502	$4,166,436
Accounts payable and accrued expenses - related parties	5,514,260	5,232,823

Notes payable	647,500	652,500
Notes payable - related parties - net	2,805,774	2,805,774

Convertible note payable - net	-	166,667
Advances - others	2,500	2,500
Customer deposits	10,000	-

Legal settlement liability	950,000	-
Total Current Liabilities	14,131,536	13,026,700

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized 456,361,204 and 430,837,871 shares issued and outstanding, respectively	45,637	43,085
Additional paid-in capital	27,200,486	26,323,638
Accumulated deficit	(41,330,906)	(39,373,172)
Total Stockholders’ Deficit	(14,084,783)	(13,006,449)

Total Liabilities and Stockholders’ Deficit	$46,753	$20,251

The accompanying notes are an integral part of these consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2025	2024

Operating expenses
General and administrative expenses	$2,488,047	$844,305
Research and development	1,205,335	50,000
Total operating expenses	3,693,382	894,305

Loss from operations	(3,693,382)	(894,305)

Other income (expense)
Forfeiture of non-refundable deposits	1,700,000	-
Gain on legal settlement	648,783	-
Interest expense	(613,135)	(619,263)
Total other income (expense) - net	1,735,648	(619,263)

Net loss	$(1,957,734)	$(1,513,568)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	444,862,026	413,126,039

The accompanying notes are an integral part of these consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2025

	Common Stock		Paid-in	Additional Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

December 31, 2024	430,837,871	$43,085	$26,323,638	$(39,373,172)	$(13,006,449)

Stock issued for cash	22,523,333	2,252	693,748	-	696,000

Shares issued for legal settlement	2,000,000	200	83,200	-	83,400

Shares issued for prepaid legal fees	1,000,000	100	99,900	-	100,000

Net loss	-	-	-	(1,957,734)	(1,957,734)

December 31, 2025	456,361,204	$45,637	$27,200,486	$(41,330,906)	$(14,084,783)

The accompanying notes are an integral part of these consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2024

	Common Stock		Paid-in	Additional Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

December 31, 2023	403,844,204	$40,385	$25,789,908	$(37,859,604)	$(12,029,311)

Stock issued for cash	22,578,333	2,258	456,242	-	458,500

Stock issued for settlement of liability – related party	4,415,334	442	77,488	-	77,930

Net loss	-	-	-	(1,513,568)	(1,513,568)

December 31, 2024	430,837,871	$43,085	$26,323,638	$(39,373,172)	$(13,006,449)

The accompanying notes are an integral part of these consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024
Operating activities
Net loss	$(1,957,734)	$(1,513,568)
Adjustments to reconcile net loss to net cash used in operations
Forfeiture of non-refundable deposits	(1,700,000)
Gain on legal settlement	(648,783)
Changes in operating assets and liabilities
(Increase) decrease in
Prepaids and other	54,209	(112)
Increase (decrease) in
Accounts payable and accrued expenses	1,550,582	344,098
Accounts payable and accrued expenses - related parties	281,437	725,359
Customer deposits	1,710,000	-

Net cash used in operating activities	(710,289)	(444,223)

Financing activities
Proceeds from advances – related parties	-	7,116
Repayments of advances – related parties	-	(2,386)
Repayments on notes payable	(5,000)	-
Proceeds from stock issued for cash	696,000	458,500
Net cash provided by financing activities	691,000	463,230

Net increase (decrease) in cash	(19,289)	19,007

Cash - beginning of year	20,139	1,132

Cash - end of year	$850	$20,139

Supplemental disclosure of cash flow information
Cash paid for interest	$275,542	$48,914
Cash paid for taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities
Shares issued for legal settlement	$83,400	$-
Shares issued for prepaid legal fees	$100,000	$-
Shares issued for settlement of liability – related party	$-	77,930

The accompanying notes are an integral part of these consolidated financial statements

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2025, the Company had:

●	An accumulated deficit of $41,330,906
●	A working capital deficit of $14,084,783
●	Cash of $850

For the year ended December 31, 2025, the Company incurred a net loss of $1,957,734 and used $710,289 in cash from operating activities.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued.

Management’s plans these conditions include:

●	Raising additional capital through equity or debt offerings
●	Pursuing strategic partnerships and licensing arrangements
●	Continuing cost control measures

There can be no assurance that these plans will be successfully implemented. Accordingly, substantial doubt about the Company’s ability to continue as a going concern persists.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Significant estimates during the years ended December 31, 2025 and 2024, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, advances and various debt instruments are carried at historical cost. At December 31, 2025 and 2024, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

DECEMBER 31, 2025 AND 2024

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2025 and 2024, respectively, the Company did not have any cash equivalents.

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

At December 31, 2025 and 2024, respectively, the Company had no derivative liabilities.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the years ended December 31, 2025 and 2024, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The Company incurred research and development expenses of $1,205,335 and $50,000 for the years ended December 31, 2025 and 2024, respectively.

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

DECEMBER 31, 2025 AND 2024

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

At December 31, 2025 and 2024, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	December 31, 2025	December 31, 2024

Convertible debt	-	4,440,425

On October 31, 2025, the Company entered into a settlement agreement related to litigation with plaintiffs Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC and Chisos Equity Consultants, LLC. Due to the settlement, the note payable to Tunstall Canyons Group, LLC, which held the debt convertible into warrants, was completely settled. As a result, the warrants were cancelled by operation of the settlement.

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

The Company operates as a single reportable segment focused on GTL development and commercialization of the technology.

The CODM is the Chief Executive Officer.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18.00%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance – December 31, 2023	$525,000	$60,000	$67,500	$652,500	$652,500
No activity in 2024
Balance – December 31, 2024	$525,000	$60,000	$67,500	$652,500	$652,000
Payments		(5,000)		(5,000)
Balance – December 31, 2025	525,000	55,000	67,500	647,500	647,500

1	The Company executed a settlement agreement with a third party for $525,000 in 2019. This note requires semi-annual interest payments. At December 31, 2025, the note is in default.
2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full. At December 31, 2025, the settlement agreement is in default.
3	The Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note. At December 31, 2025, the note is in default.
4	The notes payable in the original amounts of $300,000 and $67,500 are non-interest bearing. For the note in the original amount of $525,000, as of December 31, 2025 and 2024, total accrued interest was $324,105 and $246,234, respectively. The Company recorded interest expense of this note payable for the fiscsl years ending December 31, 2025 and 2024, of $92,871 and $94,650, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 4 – Notes Payable – Related Parties

The Company executed a loan agreement for up to $5,000,000 in advances with a Company owned by a stockholder is the brother of the Company’s Chief Financial Officer as well as the Company’s Executive Vice President – Sales and a member of the Board of Directors.

Mr. Robert K. Jones and his late wife and Mabert have loaned a total of $2,057,341 to the Company and four other shareholders have loaned a balance of $793,433, pursuant to the Loan Agreement, through the year ended December 31, 2025. These loans are secured by the assets of our Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the Loan Agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by Mabert on behalf of the lenders party to the Loan Agreement. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro-rata payment based on the terms of the Loan Agreement. Mabert did not nor will it receive cash compensation for its efforts.

The notes bear interest ranging from 10% - 18%. These notes are in default at December 31, 2025.

Typically, with each of these notes, the Company has issued shares of common stock, which have been recognized as a debt discount and amortized over the life of the note.

During 2025, the Company did not issue notes under this loan structure and therefore, did not issue shares in connection with such note structure.

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Balance – December 31, 2023	$2,805,774
No activity in 2024	-
Balance – December 31, 2024	$2,805,774
No activity in 2025	-
Balance – December 31, 2025	$2,805,774

As of December 31, 2025 and 2024, total accrued interest for Notes Payable-Related Parties was $2,677,058 and $2,427,321, respectively, and is presented as part of Accounts payable and accrued expenses – related parties. The Company recorded interest expense from Notes Payable-Related Parties for fiscal years ending December 31, 2025 and 2024, of $495,214 and $495,279, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 5 – Convertible Note Payable

Convertible note payable and related terms were as follows:

Terms	Note Payable

Issuance dates of note	2017
Maturity date	2019
Interest rate	4.50%
Default interest rate	18.00%
Collateral	Unsecured
Conversion rate	$0.08/share

Balance - December 31, 2024	$166,667	$166,667
Balance – December 31, 2025	$-	$-

As of December 31, 2025 and 2023, total accrued interest for Convertible Notes Payable was $-0- and $188,567, respectively. The Company recorded interest expense from Convertible Notes Payable for fiscal years ending December 31, 2024 and 2023, of $24,985 and $30,082, respectively.

On October 31, 2025, the Company entered into a settlement agreement related to litigation with plaintiffs Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC and Chisos Equity Consultants, LLC. Due to the settlement, the note payable to Tunstall Canyons Group, LLC, which held the debt convertible into warrants, was completely settled. As a result, the warrants were cancelled by operation of the settlement.

The interest expense in 2025 was accrued from January 1, 2025 through the date of settlement on October 31, 2025.

Note 6 – Employment Agreements – Related Parties

In August 2012, we entered into an employment agreement with Raymond Wright, for the position of president of GIE, for a term of five years, with compensation of $90,000 per year. In September 2014, Mr. Wright’s employment agreement was amended to increase his annual pay to $180,000. By its terms, Mr. Wright’s employment agreement automatically renewed on August 12, 2020, 2021, 2022 2023, 2024 and 2025, for successive one-year periods. During the twelve-month periods ended December 31, 2025 and 2024, we paid and/or accrued a total of $180,000 under the terms of the agreement. As of December 31, 2025 and December 31, 2024, total accrued salary was $1,635,938 and $1,599,738, respectively, and is presented as part of Accounts payable and accrued expenses -related party. Mr. Wright is also the Chairman of our Board of Directors and Interim President.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, Chief Financial Officer, Secretary and Treasurer and a member of the board of directors. Mr. Jones earns a base salary of $120,000 per year. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended December 31, 2025. Mr. Jones received a grant of common stock (the “Stock Grant”) at the start of his employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist. The foregoing summary of Mr. Jones’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreement by and between Mr. Jones and our Company, dated May 10, 2018, a copy of which is filed as Exhibit 10.40 to this Form 10-K and incorporated by reference herein. By its terms, Mr. Jones’ employment agreement automatically renewed on May 10,2019, 2020, 2021, 2022, 2023, 2024 and 2025, for successive one-year periods. twelve-month periods ended December 31, 2025 and December 31, 2024, we paid and/or accrued a total of $120,000, respectively, under the terms of the agreement. As of December 31, 2025, total accrued salary was $884,667 and, as of December 31,2024, the total accrued salary was $889,167 and is presented as part of Accounts payable and accrued expenses – related parties.

As of December 31, 2025 and 2024, the accrued salary from employment agreements and accrued interest for Notes Payable Related Parties totaling $5,197,663 and $4,916,226, respectively are presented as Accounts payable and accrued expensed – related parties.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

On October 30, 2025, this dispute was fully resolved on the following terms: (1) Greenway to issue Ric Halden 2,000,000 shares of restricted stock in Greenway by November 6, 2025 (representing a value of $80,000 at a price of $.04 per share); (2) Greenway to make a payment to Plaintiffs in the amount of $50,000 by February 27, 2026; (3) Greenway to pay $900,000 in twelve (12) monthly installments beginning on August 1, 2026. Greenway’s payment obligations will be secured by an Agreed Judgment in the amount of $1,250,000 that will held in trust by Plaintiff’s counsel and only filed with a court in the event of a non-cured default by Greenway. In exchange for these obligations, the lawsuit will be dismissed and Plaintiffs will execute a release of all claims against Greenway that could have been brought in the litigation. This includes the withdrawal of the summary judgement granted to Tunstall Canyon by the court on July 9, 2025 in the amount of $335,234 plus prejudgement interest at a rate of 18% per year from January 1, 2025. Further, Plaintiff, Randy Moseley, relinquished his claims against the Company. The Company reflected a liability to Randy Moseley in the amount of $714,663 as of September 30, 2025.

On December 9, 2025, the court approved an AGREED ORDER OF DISMISSAL WITH PREJUDICE.

The Company recognized a gain of $648,783 related to the legal settlement.

The Company is subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 8 – Stockholders’ Deficit

The Company has one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	$0.0001 par value
-	Voting at 1 vote per share

Equity Transactions for the Year Ended December 31, 2025

Stock Issued for Cash

The Company issued 22,523,333 shares of common stock for $458,500 ($0.02 - $0.10/share).

Stock Issued for Legal Settlement

The Company issued 2,000,000 shares of common stock in settlement of accrued liabilities totaling $83,500, ($0.0417/share). The fair value of these shares was based upon the quoted closing trading price. The Company recognized a gain of $648,783 related to the legal settlement.

Stock Issued for prepaid legal fees

The Company issued 1,000,000 shares of common stock for prepaid legal services totaling $100,000, ($0.10/share). The share price was negotiated between the parties.

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 9 – Warrants

There was no warrant activity for the years ended December 31, 2025 and December 31, 2024.

Note 10 – Income Taxes

The Company’s tax expense differs from the “expected” tax expense for the period (computed by applying the corporate tax rate of 21% to loss before taxes), are approximately as follows:

	December 31, 2025	December 31, 2024
Federal income tax benefit - 21%	$(411,000)	$(318,000)
Non-deductible items	-
Subtotal	(411,000)	(318,000)
Change in valuation allowance – 21%	411,000	318,000
Income tax benefit	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2025 and 2024 are approximately as follows:

	December 31, 2025	December 31, 2024

Deferred Tax Assets
Deferred compensation and management fees	7,148,000	6,738,000
Net operating loss carryforwards	1,829,000	1,839,000
Total deferred tax assets	8,977,000	8,577,000
Less: valuation allowance	(8,977,000)	(8,577,000)
Net deferred tax asset recorded	$-	$-

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

During the year ended December 31, 2025, the valuation allowance increased by approximately $400,000 The total valuation allowance results from the Company’s estimate of its uncertainty in being unable to recover its net deferred tax assets.

At December 31, 2025, the Company has federal net operating loss carryforwards, which are available to offset future taxable income, of approximately $34,040,800. The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s.

NOL carryforwards that were generated after 2017 of approximately $34,040,800 may only be used to offset 80% of taxable income and are carried forward indefinitely.

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

The Company files corporate income tax returns in the United States and Texas jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2025 and 2024, respectively, there were no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

As of December 31, 2025, the Company had not filed any corporate tax returns since the year ended December 31, 2016. The Company’s failure to file penalties are immaterial.

Note 11 – Forfeiture of Customer Deposit

During the year ended December 31, 2025, the Company recognized $1,700,000 as other income related to the forfeiture of customer deposits.

In May 2025, the Company entered into a term sheet with a third party pursuant to which the third party paid deposits totaling $1,700,000 in contemplation of entering into definitive agreements for the purchase and deployment of a G-Reformer unit. The term sheet provided that $1,300,000 of the deposits were non-refundable if definitive agreements were not executed. No definitive agreements were executed, and the third party did not proceed with the contemplated transaction.

The deposits had previously been recorded as customer deposits (a contract liability) on the Company’s consolidated balance sheet. During 2025, management evaluated the status of the arrangement and determined that no performance obligations remained, no definitive agreements had been executed, and no refund obligation existed. Accordingly, the Company concluded that the related liability was extinguished and recognized $1,700,000 as income during the year ended December 31, 2025.

The forfeiture is non-recurring in nature and is presented separately within other income in the consolidated statement of operations.

Note 12 – Subsequent Events

From January 1, 2026 through March 11, 2026, the Company issued 9,973,333 shares of Rule 144 restricted Common Stock in private placements to 17 accredited investors at $0.02 - $0.03 per share.

