Form 10-Q
period 2026-03-31
GREENWAY TECHNOLOGIES, INC. & SUBSIDIARIES
filed 2026-05-20
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 20, 2026 was 462,361,204.

2

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements & Notes (Unaudited)

Greenway Technologies, Inc. and Subsidiaries

Greenway Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$7,271	$850
Prepaids and other	44,104	45,903
Total Current Assets	51,375	46,753

Total Assets	$51,375	$46,753

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,409,582	$4,201,502
Accounts payable and accrued expenses - related parties	5,694,934	5,514,260

Notes payable	647,500	647,500
Notes payable - related parties - net	2,805,774	2,805,774
Advances - others	2,500	2,500
Customer deposits	10,000	10,000
Legal settlement liability	950,000	950,000

Total Current Liabilities	14,520,290	14,131,536

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized 462,361,204 and 456,361,204 shares issued and outstanding, respectively	46,237	45,637
Additional paid-in capital	27,259,886	27,200,486
Accumulated deficit	(41,775,038)	(41,330,906)
Total Stockholders’ Deficit	(14,468,915)	(14,084,783)
Total Liabilities and Stockholders’ Deficit	51,375	46,753

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating expenses
General and administrative expenses	$275,866	$389,349
Research and development	19,033	142,793

Total operating expenses	294,899	532,142

Loss from operations	(294,899)	(532,142)

Other expense
Interest expense	(149,233)	(151,499)

Total other expense	(149,233)	(151,499)

Net loss	$(444,132)	$(683,641)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	461,894,537	437,704,501

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2026

(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Common Stock To be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Issued	Deficit	Deficit

December 31, 2025	456,361,204	$45,637	$27,200,486	-	-	$(41,330,906)	$(14,084,783)
Stock issued for cash	6,000,000	600	59,400	-	-	-	60,000
Net loss	-	-	-	-	-	(444,132)	(444,132)

March 31, 2026	462,361,204	$46,237	$27,259,886	-	-	$(41,775,038)	$(14,468,915)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Operating activities
Net loss	$(444,132)	$(683,641)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities
(Increase) decrease in
Prepaids and other	1,800	(51,512)
Increase (decrease) in
Accounts payable and accrued expenses	208,079	76,583
Accounts payable and accrued expenses - related parties	180,674	22,263
Customer deposits	-	310,000
Net cash used in operating activities	(53,579)	(326,307)

Financing activities
Proceeds from stock issued for cash	60,000	476,000
Cash provided by financing activities	60,000	476,000

Net increase (decrease) in cash	6,421	149,693

Cash - beginning of period	850	20,139

Cash - end of period	$7,271	$169,832

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$97,042
Cash paid for income tax	$-	$-

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

MARCH 31, 2026

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

Management’s strategic plans include the following:

●	Execute business operations more fully during the year ended December 31, 2026,
●	Explore and execute prospective strategic and partnership opportunities

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the financial statements of Greenway and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025.

Business Segments

Our Chief Executive Officer and Director is the chief operating decision maker who reviews financial information on a basis for purposes of allocating resources and evaluating financial performance.

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

Our Chief Executive Officer and Director assessed performance and decides how to allocate primarily based net income, which is reported on our Statement of Operations. Total assets on the Balance Sheets represent our segment assets.

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

Significant estimates during the three months ended March 31, 2026 and 2025, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Company’s financial instruments, including cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, advances, customer deposits, legal settlement liability and various debt instruments are carried at historical cost.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

At March 31, 2026 and December 31, 2025, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At March 31, 2026 and December 31, 2025, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At March 31, 2026 and December 31, 2025 respectively, the Company did not have any cash in excess of the insured FDIC limit.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

MARCH 31, 2026

(UNAUDITED)

Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

At March 31, 2026 and December 31, 2025, respectively, the Company had no derivative liabilities.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2026 and December 31, 2025, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the three months ended March 31, 2026 and 2025, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Company incurred research and development expenses of $19,033 and $142,793 for the three months ended March 31, 2026 and 2025, respectively.

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Stock Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes or other reliable binomial option pricing models as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance if there is not a service period.

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

At March 31, 2026 and March 31, 2025, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	March 31, 2026	March 31, 2025

Convertible debt	-	4,532,888

On October 31, 2025, the Company entered into a settlement agreement related to litigation with plaintiffs Ric Halden, Randy Moseley, Tunstall Canyon Group, LLC and Chisos Equity Consultants, LLC. Due to the settlement, the note payable to Tunstall Canyon Group, LLC, which held the debt convertible into warrants, was completely settled. As a result, the warrants were cancelled by operation of the settlement.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance - December 31, 2025	$525,000	$55,000	$67,500	$647,500	$647,500

No activity in first quarter of 2026	-	-	-	-	-
Balance – March 31, 2026	$525,000	$55,000	$67,500	$647,500	$647,500

1	The Company executed a settlement agreement with a third party for $525,000 in 2019. This note requires semi-annual interest payments. At March 31, 2026, the note is in default.

2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full. At March 31, 2026, the note is in default.

3	The Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note. At March 31, 2026, the note is in default.

4	The notes payable in the original amounts of $300,000 and $67,500 are non-interest bearing. For the note in the original amount of $525,000, as of March 31, 2026 and 2025, total accrued interest was $366,164 and $268,230, respectively. The Company recorded interest expense on this note payable for the fiscal quarters ending March 31, 2026 and 2025, of $27,059 and $23,625, respectively

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 4 – Notes Payable – Related Parties

The Company executed a loan agreement for up to $5,000,000 in advances with a Company owned by a stockholder, the Company’s Executive Vice President – Sales and a member of the Board of Directors. He is the brother of the Company’s Chief Financial Officer.

Mr. Robert K. Jones and his late wife and Mabert have loaned a total of $2,057,341 to the Company and four other shareholders have loaned a balance of $748,433, pursuant to the Loan Agreement, through the period ended March 31, 2026. These loans are secured by the assets of our Company. A financing statement and UCC-1 have been filed according to Texas statutes. Should a default under the Loan Agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by Mabert on behalf of the lenders that are parties to the Loan Agreement. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro-rata payment based on the terms of the Loan Agreement. Mabert did not nor will it receive cash compensation for its efforts.

The notes bear interest ranging from 10% - 18%. These notes are in default at March 31, 2026.

Typically, with each of these notes, the Company has issued shares of common stock, which have been recognized as a debt discount and amortized over the life of the note.

From January 1, 2026 – March 31, 2026, the Company did not issue notes under this loan structure and therefore, did not issue shares in connection with such note structure.

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Notes Payable
Terms	Related Parties

Issuance date of notes	Various
Maturity date	1 year
Interest rate	10% - 18%
Collateral	All assets

Balance - December 31, 2025	2,805,774

No activity in the first quarter of 2025	-
Balance - March 31, 2026	$2,805,774

As of March 31, 2026 and December 31, 2025, total accrued interest for Notes Payable-Related Parties was $2,799,232 and $2,677,058, respectively, and is presented as part of Accounts payable and accrued expenses – related parties. The Company recorded interest expense from Notes Payable-Related Parties for fiscal years ending March 31, 2026 and 2025, of $122,174 and $122,106, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 5 – Employment Agreements – Related Parties

In August 2012, we entered into an employment agreement with Raymond Wright, for the position of president of GIE, for a term of five years, with compensation of $90,000 per year. In September 2014, Mr. Wright’s employment agreement was amended to increase his annual pay to $180,000. By its terms, Mr. Wright’s employment agreement automatically renewed on August 12, 2020, 2021, 2022, 2023, 2024 and 2025., for successive one-year periods. During the three-month period ended March 31, 2026 and 2025, we paid and/or accrued a total of $45,000 under the terms of the agreement. As of March 31, 2026, total accrued salary was $1,680,938 and, as of December 31, 2025, total accrued salary was $1,635,938 The liability is presented as part of Accounts payable and accrued expenses -related party. Mr. Wright is also the Chairman of our Board of Directors.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, Chief Financial Officer, Secretary and a member of the board of directors. Mr. Jones earns a base salary of $120,000 per year. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended December 31, 2025. Mr.Jones received a grant of common stock (the “Stock Grant”) at the start of his employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist. The foregoing summary of Mr. Jones’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreement by and between Mr. Jones and our Company, dated May 10, 2018, a copy of which is filed as Exhibit 10.40 to this Form 10-K and incorporated by reference herein. By its terms, Mr. Jones’ employment agreement automatically renewed on May 10,2019, 2020, 2021, 2022, 2023, 2024 and 2025, for successive one-year periods. During the three-month period ended March 31, 2026 we paid and/or accrued a total of $30,000 under the terms of the agreement. As of March 31, 2026, total accrued salary was $898,167 and, as of December 31 2025, the total accrued salary was $884,667 and is presented as part of Accounts payable and accrued expenses – related parties.

Note 6 – Commitments and Contingencies

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

MARCH 31, 2026

(UNAUDITED)

On December 9, 2025, the court approved an AGREED ORDER OF DISMISSAL WITH PREJUDICE.

The Company recognized a gain of $648,783 related to the legal settlement.

The Company defaulted on its obligation to pay $50,000 by February 27,2026. The Plaintiff hold an Agreed Judgement in the amount of $1,250,000, which can be exercised at any time. At the date of this filing, the Plaintiff has not exercised the rights under the Agreed Judgement.

The Company is subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously

Note 7 – Stockholders’ Deficit

The Company has one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	$0.0001 par value
-	Voting at 1 vote per share

Equity Transactions for the Three Months Ended March 31, 2026

Stock Issued for Cash

The Company issued 6,000,000 shares of common stock for $60,000 ($0.01/share).

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 8 – Warrants

There was no warrant activity for the three months ended March 31, 2026 and the twelve months ended December 31, 2025.

Note 9 – Segment Reporting

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”), The Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis and does not receive discrete financial information for multiple Business units.

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating loss, which aligns with the amount reported in the statements of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss for the three-months period ended March 31, 2026 and 2025:

	2026	2025
Operating expenses
General and administrative expenses	$275,866	$389,349
Research and development	19,033	142,793

Total operating expenses	294,899	532,142

Loss from operations	(294,899)	(532,142)

Other expense
Interest expense	(149,233)	(151,499)

Total other expense	(149,233)	(151,499)

Net Loss	$(444,132)	$(683,641)

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

Chief Operating Decision Maker (CODM)

The CODM of the Company is CEO, who is responsible for evaluating financial results and making resource allocation decisions.

Note 10 – Subsequent Events

There were no reportable subsequent events between March 31, 2026 and the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending March 31, 2026 and 2025 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

The following discussion and analysis of financial condition, results of operations, liquidity, and capital resources, should be read in conjunction with our Annual Form 10-K filed on April 15, 2026. As discussed in Note 1 to these unaudited consolidated financial statements, our recurring net losses and inability to generate sufficient cash flows to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the unaudited consolidated financial statements. This discussion contains forward-looking statements that involve risks and uncertainties, including information with respect to our plans, intentions and strategies for our businesses. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

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

Employees

As of the filing date of this Form 10-Q, we have three (4) employees. Two of the employees have no employment agreement and receive no compensation. The other two (2) employees have employment agreements and compensation is accrued pursuant to those agreements. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

The accompanying consolidated financial statements to this Form 10-K (our “Financial Statements”) have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2026, we have an accumulated deficit of $41,775,038. For the quarter ended March 31, 2026, we incurred a net loss of $444,132 and used $53,579 net cash for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise additional capital through debt and/or equity sources.

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

We remain dependent on both third party and related party sources of funding for continuation of our operations (debt and/or equity based). Our independent registered public accounting firm issued a going concern qualification in their report dated April 15, 2026 and filed with our annual report on Form 10-K, which is included by reference to our Financial Statements and raises substantial doubt about our ability to continue as a going concern.

	March 31,	March 31,	Increase
	2026	2025	(Decrease)	% Change

Net loss	$444,132	$683.641	$(239,509)	(35.03)%	1
Net cash used in operations	$53,579	$326,307	$(272,728)	(83.58)%	2
Working capital deficit	$14,468,915	$13,214,090	$1,254,825	(9.50)%	3
Stockholders’ deficit	$14,468,915	$13,214,090	$1,254,825	(9.50)%	4

1 – Our net loss decreased by $239,509, primarily due to decreases of several expense categories – research and development in the amount of $123,760, legal expense in the amount of $91,123, , travel expenses in the amount of $10,436 , commission expense in the amount of $9,000, meals and entertainment in the amount of $5,186, Board of Directors fees of $40,000 and investor promotion expenses in the amount of $5,000. These decreases were partially offset by increases in several expense categories - consulting fees of $8,667, audit fees of $18,095 and miscellaneous expenses of $14,693

2 - Our net cash used in operations decreased due to the net loss decreasing by $239,509 an decrease of $53,312 in prepaids and other, an increase of $$131,497 in accounts payable and accrued expenses and an increase in accounts payable and accrued expenses – related parties of $158,411, and a $300,000 decrease in customer deposits.

3 – The increase in our working capital deficit resulted due to decreases in cash of $162,561, a decrease in prepaids and other of $7,520 and increases in accounts payable and accrued expenses of $166,563, accounts payable, accrued expenses – related parties of $439,848 and an increase in legal settlement liability of $950,000. This was partially offset by a decrease in notes payable of $5,000, a decrease in convertible notes payable of $166,667 and a decrease in customer deposits of $300,000.

4 – The increase in stockholders’ deficit from December 31, 2025 to March 31, 2026 results from the net effect of the net loss for the period from January 1, 2026 to March 31, 2026 in the amount of $444,132 offset by issuance of common stock in the $60,000, which decreased stockholders’ deficit.

As of March 31, 2026, we had total liabilities in excess of assets by $14,468,915 and used net cash of $53,579 for our operating activities. This is compared to the most recent year ended December 31, 2025, when we used net cash of $710,289 for operating activities.

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

Results of Operations

Three-months ended March 31, 2026, compared to the three-months ended March 31, 2025

We had no revenues for our consolidated operations for the quarters ended March 31, 2026 and 2025, respectively.

We reported consolidated net losses for the three months ended March 31, 2026 and 2025 of $444,132 and $683,641 respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the three months ended March 31, 2026 and 2025:

			$
	March 31,	March 31,	Increase
	2026	2025	(Decrease)	% Change

Revenues	$-	$-	$-	0.00%

General and administrative expenses	$275,866	$389,349	$(113,483)	(29.!5)%	1
Interest expense	$149,233	$151,499	$(2,266))	(14.96)%	2
Research and development	$19,033	$142,793	$(123,760)	(86.67)%	3

1 – General and administrative expenses decreased by $113,483, primarily due to decreases of several expense categories – research and development in the amount of $123,760, legal expense in the amount of $91,123, , travel expenses in the amount of $10,436 , commission expense in the amount of $9,000, meals and entertainment in the amount of $5,186, Board of Directors fees of $40,000 and investor promotion expenses in the amount of $5,000. These decreases were partially offset by increases in several expense categories - consulting fees of $8,667, audit fees of $18,095 and miscellaneous expenses of $14,693

2 – Interest expense decreased due to an adjustment in interest payable on one note payable in the first quarter of 2026 compared to the first quarter of 2025.

3 – Research and development expense decreased due to a reduction of research and development activity first quarter of 2026 compared to the first quarter of 2025. Due to decreased liquidity, the Company was required to reduce its research and development expenditures.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of March 31, 2026, we had $7,271 in cash, total assets of $51,375, and total liabilities of $14,520,299. Our total accumulated deficit at March 31, 2026 was $41,775,038.

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between March 31, 2026 and 2025:

			$
	March 31,	March 31,	Increase
	2026	2025	(Decrease)	% Change

Cash	$7,271	$169,832	$(162,561)	(95.72)%
Prepaids and other	$44,104	$51,624	$(7,520)	(14.57)%
Total current assets	$51,375	$221,456	$(170,081)	(76.80)%
Total assets	$51,375	$221,456	$(170,081)	(76.80)%	1

Accounts payable and accrued expenses	$4,409,582	$4,243,019	$166,563	3.17%	2
Accounts payable and accrued expenses - related party	$5,694,934	$5,255,086	$439,848	8.31%	3
Note payable	$647,500	$652,500	$(5,000)	(0.77)%
Notes payable - related parties - net	$2,805,774	$2,805,774	$-	0.00%
Convertible note payable - net	$-	$166,667	$-	(100.00)%
Advances - other	$2,500	2,500	-	0.00%
Customer deposits	$10,000	310,000	(300,000)	(96.77)%	4
Legal settlement liability	950,000	-
Total current liabilities	$14,520,290	$13,435,546	$1,084,744	8.07%	6
Total liabilities	$14,520,290	$13,435,546	$1,084,744	8.07%	6

1 – Cash and prepaid and other decreaseddue to due toa decrease in net loss of $239,509, an decrease in prepaids and other of$1,800, an increase in account payable and accrued expenses of $208,070 and an increase in accounts payable and accrued expenses – related parties of $180,674. This was partially offset by proceeds from stock issued for cash in the amount of $60,000.

2 – Accounts payable and accrued expenses increased due to the fact that accrued contractual expenses increased at a greater amount than the company had liquidity to reduce the payables.

3 – Accounts payable and accrued expenses – related parties increased due to the fact that accrued contractual expenses increased at a greater amount than the company had liquidity to reduce the payables.

4 – Customer deposits in the amount of $300,000 were forfeited by the customers and recognized as income by the Company.

6 – See all discussions in #1 - #5 above.

To increase our working capital, we have considered raising additional debt and/or equity-based financing from both third parties and related parties. However, terms of these financings may not be favorable to the Company.

Cash Flows

			$
	March 31,	March 31,	Increase
	2026	2025	(Decrease)	% Change

Net cash used in operating activities	$53,579	$326,307	$(272,728)	83.58%
Net cash used in investing activities	$-	$-	$-	0.00%
Net cash provided by financing activities	$60,000	$476,000	$(416,000)	(87.39)%

Operating activities

Our net cash used in operating activities decreased due to a reduction in general and administrative expenses of $113,483, primarily due to decreases of several expense categories – research and development in the amount of $123,760, legal expense in the amount of $91,123, , travel expenses in the amount of $10,436 , commission expense in the amount of $9,000, meals and entertainment in the amount of $5,186, Board of Directors fees of $40,000 and investor promotion expenses in the amount of $5,000. These decreases were partially offset by increases in several expense categories - consulting fees of $8,667, audit fees of $18,095 and miscellaneous expenses of $14,693

Investing activities

Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $0.

Financing Activities

Net cash provided by financing activities was $60,000 and $476,000 for the three months ended March 31, 2026and 2025, respectively.

In the first quarter of 2026, the Company sold stock in the amount of $60,000.

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $41,775,038 and $40,056,813 as of March 31, 2026 and December 31, 2025, respectively.

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

hold our claims.

Financing – Three Months Ended March 31, 2026 and the Year Ended December 31, 2025

Related parties

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

For the period ended March 31, 2026, we received $-0- in related party loans.

For the year ended December 31, 2025, there was $-0- of related- party financing.

Third-party financing

For the period ended March 31, 2025, we received $0 in debt financing.

On various dates throughout the quarter ended March 31, 2026, the Company issued 6,000,000 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to ones accredited investor, for $60,000 ($.01).

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

Significant estimates during the three months ended March 31, 2026 and 2025, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At March 31, 2026 and December 31, 2025, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At March 31, 2026 and December 31, 2025, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2026 and December 31, 2025, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the three months ended March 31, 2026 and 2025, respectively.

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

The Company incurred research and development expenses of $19,033 and $142,793 for the three months ended March 31, 2026 and 2025, respectively.

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

At March 31, 2026 and 2025, respectively, the Company had the following common stock equivalents outstanding, which were potentially dilutive equity securities:

	March 31, 2026	March 31, 2025

Convertible debt	-	4,532,888
Warrants	-	-
	-	4,532,888

The note was eliminated in a legal settlement agreement between the parties on October 31, 2025. Because there are no warrants outstanding at March 31, 2026, there are no potentially dilutive securities outstanding.

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

The CODM is the Chief Executive Officer.

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

During the quarter ended March 31, 2026, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of March 31, 2026, our internal controls over financial reporting were ineffective. Also, management has concluded that internal controls over disclosure controls and procedures were ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2026:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended March 31, 2026, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending March 31, 2026, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

The Company defaulted on its obligation to pay $50,000 by February 27,2026. The Plaintiff hold an Agreed Judgement in the amount of $1,250,000, which can be exercised at any time. At the date of this filing, the Plaintiff has not exercised the rights under the Agreed Judgement.

On May 4, 2026, the Company received a notice that the plaintiffs stating the if the Company does not cure the default within 15 days, it will be in formal breach of the settlement agreement. It also states that the Plaintiffs intend to exercise it rights under the Agreed Judgement. The Company is in negotiations with the Plaintiffs to settle this matter without the Plaintiffs exercising their rights under the Agreed Judgement. The outcome of these negotiations is not certain. In the event the Plaintiff exercises its rights under the agreed judgement, the liability to the Planififfs would increase from $950,000 to $1,250,000

The Company is subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously

Item 1A. Risk Factors.

Information regarding risk factors appears in Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2025.

Item 1B Cybersecurity Risk Management and Strategy

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2026, the Company issued 6,000,000 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to one accredited investors, for $60,000 ($.01 /share

Our unregistered securities were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506(3) of Regulation D promulgated under the Securities Act. Each investor took his/her securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our securities. Our securities were sold only to accredited investors and current shareholders as defined in the Securities Act with whom we had a direct personal, preexisting relationship, and after a thorough discussion. Each certificate contained a restrictive legend as required by the Securities Act. Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

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

March 31, 2026

In May 2022, the Company issued a note payable for $67,500, with an original issue debt discount of $37,500, resulting in net proceeds of $30,000. The note was due on September 30, 2022 and at March 31, 2025 remains in default.

On December 20, 2017, the Company issued a convertible promissory note for $166,667, fully payable by December 20, 2019. This loan was in default for breach of payment. By its terms, the cash interest payable increased to 18% per annum on December 20, 2018 and continued at such rate until the note was settled in full in a legal settlement between the parties on October 31, 2025.

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

On September 14, 2018, the Company entered into a Loan Agreement and a related Security Agreement with Mabert, LLC (“Mabert”). Under the Loan Agreement, up to $5,000,000 of principal may be loaned to the Company. Under the related Security Agreement, Mabert has a security interest in all the assets of the Company. This security interest is supported by a UCC-1 filed on September 28, 2023 and its scheduled lapse date is October 10, 2028. As of March 31, 2025, the principal amount outstanding is $2,805,774 and accrued interest is $2,799,232. The loans were made by 8 individuals, consisting of 25 loans. The interest rate varies from 10% to 18%, depending on the amount loaned. All of the loans made to the Company under this Loan Agreement have maturities of one year. At March 31, 2026, all of these loans are in default.

Item 4. Other Information.

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

Date: May 20, 2026

	By	/s/ Doug Cogan
Doug Cogan, Chief Executive Officer

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

