Form 10-Q
period 2026-06-30
GREENWAY TECHNOLOGIES, INC. & SUBSIDIARIES
filed 2026-09-28
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of September 28, 2026, was 464,871,204.

2

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements & Notes (Unaudited)

Greenway Technologies, Inc. and Subsidiaries

Greenway Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$461	$850
Prepaids and other	2,939	45,903
Total Current Assets	3,400	46,753

Total Assets	$3,400	$46,753

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,836,791	$4,201502
Accounts payable and accrued expenses - related parties	5,931,497	5,514,260

Notes payable	647,500	647,500

Notes payable - related parties	2,810,774	2,805,774

Advances – related parties	25,825	-

Advances - others	18,500	2,500

Customer deposits	10,000	10,000

Legal Settlement Liability	950,000	950,000
Total Current Liabilities	15,230,887	14,131,536

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized 464,871,204 and 456,361,204 shares issued and outstanding, respectively	46,488	45,637
Additional paid-in capital	27,327,475	27,200,486
Accumulated deficit	(42,601,450)	(41,330,906)
Total Stockholders’ Deficit	(15,227,487)	(14,084,783)

Total Liabilities and Stockholders’ Deficit	$3,400	$46,753

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,
	2026	2025
Operating expenses
General and administrative expenses	$564,682	$733,518
Research and development	113,702	318,500
Total operating expenses	678,384	1,052,018

Loss from operations	(678,384)	(1,052,018)

Other income (expense)
Interest expense	(148,028)	(154,633)
Total other income (expense) - net	(148,028)	(154,633)

Net loss	$(826,412)	$(1,206,651)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	462,582,413	453,636,479

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Operating expenses
General and administrative expenses	$840,548	$1,122,867
Research and development	132,735	461,293

Total operating expenses	973,283	1,584,160

Loss from operations	(973,283)	(1,584,160)

Other income (expense)
Interest expense	(297,261)	(306,132)
Total other income (expense) – net	(297,261)	(306,132)
Net loss	$(1,270,544)	$(1,890,292)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	462,240,375	446,487,981

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2026

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

March 31, 2026	462,361,204	$46,237	$27,259,886	$(41,775,038)	$(14,468,915)

Stock issued for sign on bonus	2,500,000	250	67,250	-	67,500

Stock issued as equity feature of issuance of promissory note	10,000	1	339	-	340

Net loss	-	-	-	(826,412)	(826,412)

June 30, 2026	464,871,204	$46,488	$27,327,475	$(42,601,450)	$(15,227,487)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Common Stock To Be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Issued	Deficit	Deficit

March 31, 2025	445,327,871	$44,534	$26,877,189	$(99,000)	$20,000	$(40,056,813)	$(13,214,090)

Stock Issued for cash	9,033,333	903	240,097	-	-	-	241,000

Subscription receivable - stock issued	-	-	-	99,000	-	-	99,000

Common stock be be issued – stock issued	-	-	-	-	(20,000)	-	(20,000)

Net loss	-	-	-	-	-	(1,206,651)	(1,206,651)

June 30, 2025	454,361,204	$45,437	$27,117,286	-	-	$(41,263,464)	$(14,100,741)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2026

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

December 31, 2025	456,361,204	$45,637	$27,200,486	$(41,330,906)	$(14,084,783)

Stock issued for cash	6,000,000	600	59,400	-	60,000

Stock issued for sign on bonus	2,500,000	250	67,250		67,500

Stock issued as equity feature of issuance of promissory note	10,000	1	339		340

Net loss				1,270,544	1,270,544

June 30, 2026	464,871,204	$46,488	$27,327,475	$(42,601,450)	$(15,227,487)

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

The accompanying notes are an integral part of these unaudited consolidated financial

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025

Operating activities
Net loss	$(1,270,544)		$(1,890,292)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities
(Increase) decrease in
Stock-based compensation a – CEO sign-on bonus	67,500
Noncash equity feature associated with promissory note	340
Other operating assets and liability changes, net	1,095,490		1,554,112
Net cash used in operating activities	(107,214)		(336,180)

Financing activities
Proceeds from advances - related parties	25,825		-
Proceeds from advances – non-related parties	16,000
Proceeds from stock issued for cash	60,000		696,000
Proceeds from issuance of promissory note	5,000		-
Net cash provided by financing activities	106,825		696,000

Net increase in cash	(389)		359,820

Cash - beginning of period	850		20,139

Cash - end of period	$461		$379,959

Supplemental disclosure of cash flow information
Cash paid for interest	$-		$260,542
Cash paid for income tax	$-		$-

Supplemental disclosure of non-cash investing and financing activities
Stock issued for settlement of liability– related party	$-	$

The accompanying notes are an integral part of these unaudited consolidated financial statements

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

Greenway Technologies, Inc. (collectively, “we,” “us,” “our” or the “Company”), through its wholly owned subsidiary, Greenway Innovative Energy, Inc. (“GIE”), is primarily engaged in the research, development and commercialization of a proprietary Gas-to-Liquids (GTL) syngas conversion system that can be economically scaled to meet individual natural gas field/resource requirements. The Company’s proprietary and patented technology has been realized in Greenway’s first generation commercial-scale G-ReformerTM unit (“G-Reformer”), a unique and critical component of the Company’s overall GTL technology solution. Greenway’s objective is to become a material direct and licensed producer of renewable GTL synthesized diesel, jet fuels, and high value chemicals, as a byproduct of the conversion process and hydrogen, with a near term focus on U.S. market opportunities.

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

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2026, the Company had:

●	Net loss of $1,270,544; and
●	Net cash used in operations was $107,214

Additionally, at June 30, 2026, the Company had:

●	Accumulated deficit of $42,601,450
●	Stockholders’ deficit of $15,227,487 and
●	Working capital deficit of $15,227,487

The Company has cash on hand of $461 at June 30, 2026. The Company does not expect to generate sufficient revenues or positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

JUNE 30, 2026

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

Business Segments

Our Chief Executive Officer, President and Director is the chief operating decision maker who reviews financial information on a basis for allocating resources and evaluating financial performance.

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

Our Chief Executive Officer, President and Director assesses performance and decides how to allocate resources primarily based on net income, which is reported on our Consolidated Statement of Operations. Total assets on the Consolidated Balance Sheets represent our segment assets.

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

Significant estimates during the six months ended June 30, 2026 and 2025, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

At June 30, 2026 and December 31, 2025, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At June 30, 2026 and December 31, 2025, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At June 30, 2026 and December 31, 2025, respectively, the Company did not have any cash in excess of the insured FDIC limit.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Equity instruments that are initially classified as equity and that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

At June 30, 2026 and December 31, 2025, respectively, the Company had no derivative liabilities.

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

JUNE 30, 2026

(UNAUDITED)

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2026 and December 31, 2025, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the six months ended June 30, 2026 and 2025, respectively.

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

The Company incurred research and development expenses of $132,735 and $461,293 for the six months ended June 30, 2026 and 2025, respectively.

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

When determining fair value, the Company considers the following assumptions in the Black-Scholes or other acceptable binomial models:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option

Stock Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model or other acceptable binomial methods as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance if there is not a service period.

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. Because the Company reported a net loss during the three and six months ended June 30, 2026 and 2025, common stock equivalents were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

At June 30, 2026 and 2025, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	June 30, 2026	June 30, 2025

Convertible debt	-	4,626,375

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

JUNE 30, 2026

(UNAUDITED)

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB, issued Accounting Standards Update 2024-04, Debt-Debt with Conversions and Other Option, (“ASU 2024-04”). ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company currently has no convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible outstanding If the company issues such debt instruments in the future, they will be accounted for properly under ASU 2024-04.

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

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance – December 31, 2025	$525,000	$55,000	$67,500	$647,500	$647,500
No activity in first six months of 2026
Balance – June 30, 2026	$525,000	$55,000	$67,500	$647,500	$647,500

1	The Company executed a settlement agreement with a third-party for $525,000 in 2019. This note requires semi-annual interest payments. At June 30, 2026, the note is in default.

2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full. At June 30, 2026, this settlement agreement is in default.

3	In 2022, the Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note. At June 30, 2026, the note is in default.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 4 – Notes Payable – Related Parties

The Company executed a loan agreement for up to $5,000,000 in advances with a Company owned by and the Company’s Executive Vice President - Sales and a member of the Board of Directors, who is the brother of the Company’s Chief Financial Officer as well as a member of the Board of Directors.

Mr. Robert K. Jones and his late wife and Mabert have loaned a total of $2,057,341 to the Company and four other shareholders have loaned a balance of $753,433, pursuant to the Loan Agreement, through the year ended December 31, 2025. These loans are secured by the assets of our Company. Financing statements and UCC-1 and UCC-2 have been filed according to Texas statutes. Should a default under the Loan Agreement occur, there could be a foreclosure or a bankruptcy proceeding filed by Mabert on behalf of the lenders who are parties to the Loan Agreement. A foreclosure sale or distribution through bankruptcy could only result in the creditors receiving a pro-rata payment based on the terms of the Loan Agreement. Mabert did not nor will it receive cash compensation for its efforts.

The notes bear interest ranging from 10% - 18%. All these notes are in default at June 30, 2026, except for one note in the amount of $5,000, which was issued in the second quarter of 2026.

Typically, with each of these notes, the Company has issued shares of common stock, which have been recognized as a debt discount and amortized over the life of the note.

From January 1, 2026 – June 30, 2026, the Company issued a $5,000 note under this loan structure and issued 10,000 shares in connection with such note structure.

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Notes Payable
Terms	Related Parties

Issuance date of notes	Various
Maturity date	1 year
Interest rate	10% - 18%
Collateral	All assets

Balance – December 31, 2025	$2,805,774
Issued in the first six months of 2026	$5,000
Balance – June 30, 2026	$2,810,774

As of June 30, 2026 and December 31, 2025, total accrued interest for Notes Payable-Related Parties was $2,923,296 and $2,677,058, respectively, and is presented as part of Accounts payable and accrued expenses – related parties. The Company recorded interest expense from Notes Payable-Related Parties for periods ending June 30, 2026 and 2025, of $297,261 and $306,132, respectively.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 5 – Advances – Related Parties

Advances – related parties and related terms were as follows:

Advances
Terms	Related Parties

Interest rate	0%
Collateral	Unsecured

Balance – December 31, 2025	$-0-

Proceeds during the first six months of 2026	25,825

Balance – June 30, 2026	$25,825

During the six months ended June 30, 2026, the Company received $1,000 from its Chief Financial Officer for working capital. During the six months ended June 30, 2026, the Chief Executive Officer paid $12,105 directly to vendors on behalf of the Company. Additionally, during the six months ended June 30, 2026, the Chief Executive Officer funded “out-of-pocket” expenses in the amount of $10,720 for company business and the Company accrued the liability as Advances – Related Party.

Note 6 – Employment Agreements – Related Parties

In August 2012, we entered into an employment agreement with Raymond Wright, for the position of President of GIE, for a term of five years, with compensation of $90,000 per year. In September 2014, Mr. Wright’s employment agreement was amended to increase his annual pay to $180,000. By its terms, Mr. Wright’s employment agreement automatically renewed on August 12, 2020, 2021, 2022, 2023 and 2024 and 2025 for successive one-year periods. During the six-month period ended June 30, 2026 and 2025, we paid and/or accrued a total of $80,500 and $90,000, respectively, under the terms of the agreement. As of June 30, 2026, total accrued salary was $1,716,438 and, as of December 31, 2025, total accrued salary was $1,635,938. The liability is presented as part of Accounts payable and accrued expenses - related parties. Mr. Wright resigned his positions with the Company on May 28, 2026. He resigned as President of GIE, a wolly-owned subsidiary of the Company, effective June 11, 2026.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, Chief Financial Officer, Secretary and a member of the board of directors. Mr. Jones earns a base salary of $120,000 per year. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended December 31, 2025. Mr.Jones received a grant of common stock (the “Stock Grant”) at the start of his employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist. The foregoing summary of Mr. Jones’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreement by and between Mr. Jones and our Company, dated May 10, 2018, a copy of which is filed as Exhibit 10.40 to this Form 10-K and incorporated by reference herein. By its terms, Mr. Jones’ employment agreement automatically renewed on May 10,2019, 2020, 2021, 2022, 2023, 2024, 2025 and 2026, for successive one-year periods. During the six-month period ended June 30, 2026 we paid and/or accrued a total of $95,000 under the terms of the agreement. As of June 30, 2026, total accrued salary was $963,167 and, as of December 31 2025, the total accrued salary was $884,667 and is presented as part of Accounts payable and accrued expenses – related parties.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

On June 9, 2026, Doug Cogan was elected Chief Executive Officer of the Company. He also serves as a member of the Board of Directors. On June 12, 2026, he was elected President of GIE, a wholly-owned subsidiary of the Company. On June 12, 2026, we entered an employment agreement with Doug Cogan. The agreement is for a three-year term and automatically renews as of that date unless the Company or Mr. Cogan provides a written notice of termination to the other party at least 60 days prior to the end of the initial term or any renewal term. Mr. Cogan earns a base salary of $240,000 per year. Mr. Cogan can earn bonuses based on defined milestones and subject to approval by the Board of Directors.

During the six-month period ended June 30, 2026 we paid and/or accrued a total of $12,000 under the terms of the agreement. As of June 30, 2026, total accrued salary was $12,000 and, as of December 31 2025, the total accrued salary was $-0- and is presented as part of Accounts payable and accrued expenses – related parties.

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

The Company defaulted on its obligation to pay $50,000 by February 27,2026. The Plaintiff holds an Agreed Judgement in the amount of $1,250,000, which can be exercised at any time. At the date of this filing, the Plaintiff has not exercised its rights under the Agreed Judgement.

The Company continues to negotiate with Ric Halden regarding the Agreed Judgement in the amount of $1,250,000. If this judgement is exercised, the Company will incur additional legal settlement expenses of $300,000. The Company continues to negotiate with Ric Halden requesting him to waive the settlement agreement obligation altogether. Based on the fact that he has not elected to exercise the judgement and settlement discussions are ongoing, there is no certainty that the additional $300,000 wlll ever be paid and there exists the possibility that the $950,000 will not be paid. Based on the current negotiations with the Plaintiff, we believe that the recorded $950,000 should remain as a libility of the Company. We also believe, that based on the ongoing negotiations with the Plaintiff, the additional $300 should not currently be recorded as a liability. That could change if negotiations do not proceed positively and the Plantiff exercises his rights under the Agreed Judgement. If that occurs, the Company would record an additional loiability in the amount of $300,000,

The Company is subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 8 – Stockholders’ Deficit

The Company has one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	$0.0001 par value
-	Voting at 1 vote per share

Equity Transactions for the Six Months Ended June 30, 2026

Stock Issued for Cash

During the six months ended June 30, 2026, the Company issued 6,000,000 shares of common stock for $60,000 ($0.01 per share).

Stock Issued for Sign-On Bonus

The Company issued 2,500,000 shares of stock valued at $67,500 ($.027/share).

Stock Issued as Equity Feature of Issuance of Promissory Note

The Company Issued 10,000 shares of stock valued at $340 ($.034 per share).

Note 9 – Segment Reporting

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”), The Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis and does not receive discrete financial information for multiple Business units.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating loss, which aligns with the amount reported in the consolidated statements of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss for the three-months period ended June 30, 2026 and 2025:

	2026	2025
Operating expenses
General and administrative expenses	$564,682	$733,518
Research and development	113,702	318,500

Total operating expenses	678,384	1,052,018

Loss from operations	(678,384)	(1,052,018)

Other expense
Interest expense	(148,028)	(154,633)

Total other expense	(148,028)	(154,633)

Net Loss	$(826,412)	$(1,206,651)

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

Note 10 – Subsequent Events

There were no reportable subsequent events between June 30, 2026 and the date of this filing

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending June 30, 2026 and 2025 should be read in conjunction with our Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Employees

As of the filing date of this Form 10-Q, we have four (4) employees. Three (3) employees have employment agreements and one does not have an employment agreement. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

The accompanying consolidated financial statements to this Form 10-K (our “Financial Statements”) have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2026, we have an accumulated deficit of $42,601,450. For the quarter ended June 30, 2026, we incurred a net loss of 826,412 and used $107.214 net cash for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise additional capital through debt and/or equity sources.

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

We remain dependent on both third party and related party sources of funding for continuation of our operations (debt and/or equity based). The Company’s dependency on relying on thire party and related party sources for funding raises substantial doubt about our ability to continue as a going concern.

	June 30, 2026	June 30, 2025	Increase (Decrease)	% Change

Net loss	$1,270,544	$1,890,292	$(619,748)	(32.79	)%1
Net cash used in operations	$107,214	$336,180	$(228,966)	(68.11	)%2
Working capital deficit	$15,227,487	$14,100,742	$1,126,745	8.00	%3
Stockholders’ deficit	$15,227,487	$14,100,742	$1,126,745	8.00	%4

1 – Our net loss decreased by $619,748, due to decreases in general and administrative expenses of $282,319 and in research and development of $328,558. General and administrative expenses decreased primarily as a result of decreases in consulting fees of $142,013, legal expenses of $158,728, commission expense of $66,500, Board of Director fees of $40,000, commuting expenses of a consultant of $10,228, investor promotion expense of $5,340, stock quoting service of $13,020, meals and entertainment of $7,607, travel expenses of $7,856 and consulting fees of $142,013. The decreases in general and administrative expenses were partially offset by increases in employee salaries and other compensation of $70,000, auditor expense in the amount of $12,453 and miscellaneous expenses of $14,447. The net loss was decreased by a decrease in interest expense of $8,871.

2- Our net cash used in operations decreased due to a decrease in net loss of $619,748, and increases in prepaids and other of $20,356, accounts payable and accrued expenses of $544,077, accounts payable and accrued expenses – other of $286,945 offset by a decrease in Customer Deposits of $1,310,000.

3 – The increase in our working capital deficit resulted primarily from decreases in cash of $389, and prepaids and other of $42,964 and increases in accounts payable and accrued expenses of $635,289, accounts payable and accrued expenses – related parties of $417,237, notes payable – related parties of $5,000, advances – related parties of $25,825 and advances from others of $16,000

4 – The increase in stockholders’ deficit is related to our net loss of $$1,270,544.

As of June 30, 2026, we had total liabilities in excess of assets by $15,227,487 and used net cash of $175,054 for our operating activities. This is as compared to the most recent year ended December 31, 2025, when we used net cash of $710,289 for operating activities.

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

Results of Operations

Three-months ended June 30, 2026, compared to the three-months ended June 30, 2025

We had no revenues for our consolidated operations for the quarters ended June 30, 2026 and 2025, respectively.

We reported consolidated net losses for the three months ended June 30, 2026 and 2025 of $826,412 and $1,206,651, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the three months ended June 30, 2026 and 2025:

			$
	June 30, 2026	June 30, 2025	Increase (Decrease)	% Change

Revenues	$-	$-	$-	0.00%

General and administrative expenses	$564,682	$733,518	$(168,836)	(23.02	)%1
Research and development	$113,702	$318,500	$(204,798)	(62.34	)%2
Interest expense	$148,028	$154,633	$(6,605)	(4.27)%

1 – The decrease in general and administrative expenses of $168,836 results primarily due to decreases in consulting fees of $71,211, commissions of $57,500, legal expenses of $67,604, commuting expenses of a consultant in the amount of $14,678, auditor fees of $5,642 and stock quoting service of $13,020. The decreases in general and administrative expenses were partially offset by increases in employee salaries and compensation of $70,000.

2 – Interest expense decreased by $6,605 due primarily to the fact that a convertible note in the amount of $166,667 was settled in the 2025 and was not outstanding in the second quarter of 2026. This resulted in less interest payable on notes payable.

3 – Research and development expenses decreased by $204,798 due to the fact that the Company’s cash flow was not sufficient to allow the same amount of research and development that occurred in the comparable period in 2025.

Six-months ended June 30, 2026, compared to the six-months ended June 30, 2025

We had no revenues for our consolidated operations for the six months ended June 30,2026 and 2025, respectively.

We reported consolidated net losses for the six months ended June 30,2026 and 2025 of $1,270,544 and $1,890,292, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the six months ended June 30, 2026 and 2025:

			$
	June 30, 2026	June 30, 2025	Increase (Decrease)	% Change

Revenues	$-	$-	$-	0.00%

General and administrative expenses	$840,548	$1,122,867	$(282,319)	(25.14	)%1
Research and development	$132,735	$461,293	$(328,558)	(71.23	)%2
Interest expense	$297,261	$306,132	$(8,871)	(2.90)%

1 – General and administrative expenses decreased by $282,319 primarily as a result of decreases in consulting fees of $142,013, legal expenses of $158,728, commission expense of $66,500, Board of Director fees of $40,000, commuting expenses of a consultant of $10,228, investor promotion expenses of $5,340, stock quoting service of $13,020, meals and entertainment of $7,607, travel expenses of $7,856 and consulting fees of $142,013. The decrease in general and administrative expenses were partially offset by increases in employee salaries and other compensation of $70,000, auditor expense in the amount of $12,453 and miscellaneous expenses of $14,447.

2 – Research and Development expense decreased by $328,058 due to the fact that in significant amounts were paid to The University of Texas at Arlington in the six months ended June 30, 2025 for payments under Sponsored Research Agreements that had not been previously paid fin prior years.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of June 30, 2026, we had $461 in cash, total assets of $3,400 and total liabilities of $15,230,887. Our total accumulated deficit at June 30, 2026 was $42,601,450.

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between June 30, 2026 and 2025:

			$
	June 30, 2026	June 30, 2025	Increase (Decrease)	% Change

Cash	$461	$379,959	$(379,498)	(99.88	)%1
Prepaids and other	$2,939	$77,502	$(74,563)	(96.21	)%2
2Total assets	$3,400	$457,461	$(454,061)	99.26%

Accounts payable and accrued expenses	$4,836,791	$4,433,646	$403,145	9.09	%3
Accounts payable and accrued expenses - related party	$5,931,497	$5,192,116	$739,381	7.31	%4
Note payable	$647,500	$647,500	$-	0.00%
Notes payable - related parties - net	$2,810,774	$2,805,774	$-	0.00%
Convertible note payable - net	$-	$166,667	$(166,667)	(100.00	)%5
Advances - related parties	$25,825	$-	$25,825)	100.00	%6
Customer deposits	$10,000	1,310,000-	$(1,300,000)	(99.23	)%7
Advances - other	$18,500	2,500	16,000	600,40	%8
Legal settlement liability	950,000	-	950,000	INF	%9
Total current liabilities	$15,230,887	$14,558,203	$672,684	4.62%
Total liabilities	$15,230,887	$14,558,203	$672,684	4.62%

1 – Cash decreased due to increases in in payments of operating expenses of $175,054 compared to $174,776 of net cash provided by operating expenses.

2 – Prepaids and other decreased due to expensing of legal fees of $41,164 that offset the prepaid legal fees.

3 – Accounts payable and accrued expenses increased due to the fact that accrued contractual expenses increased at a greater amount than the company had liquidity to reduce the payables.

4 – Accounts payable and accrued expenses – related parties increased due to the fact that accrued contractual expenses increased at a greater amount than the company had liquidity to reduce the payables

5. Convertible notes payable – net decreased by $166,667 due the legal settlement on October 31, 2025, as more fully discussed in other sections of this Form 10-Q.

6. Advances – related parties increased $25,825 due to advances made to the Company and other expenses paid by related parties to third-parties on behalf of the Company.

7. Customer deposited decreased by $1,300,000 due to the fact that they were forfeited under the terms of agreements with third-parties.

8. Advances – other increased by $16,000 due to the fact that third-parties funded expenses on behalf of the Company.

9. Legal settlement liability increased by $950,000 due to the legal settlement on October 31, 2025, as more fully discussed in other sections of this Form 10-Q.

To increase our working capital, we have considered raising additional debt and/or equity-based financing from both third-parties and related-parties. However, terms of these financings may not be favorable to the Company.

Cash Flows

	June 30, 2026	June 30, 2025	Increase (Decrease)	% Change

Net cash used in operating activities	$175,054	$336,180	$(161,126)	(47.93)%
Net cash provided by financing activities	$174,665	$696,000	$521,335	(74.90)%

Operating activities

Our net cash used in operations decreased primarily due to the fact that the Company paid $161,126 less in operating activities in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities was $174,665 and $696,000 for the six months ended June 30, 2026 and 2025, respectively.

In the second quarter of 2026, the Company sold no stock for cash.

The Company was provided cash through advances – related parties of $25,825 and advances – non-related parties of $16,000.

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $42,601,450 and $41,330,906 as of June 30, 2025 and December 31, 2024, respectively.

Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Commitments

Capital Expenditures - none

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with our chairman of the board, Ray Wright, as president of Greenway Innovative Energy, Inc., for a term of five years with compensation of $90,000 per year. In September 2014, Wright’s employment agreement was amended to increase such annual pay to $180,000. By its terms, the employment agreement automatically renews each year for successive one-year periods, unless otherwise earlier terminated. During the six months ended June 30, 2026 and June 30, 2025, the Company accrued $80,500 and $90,000, respectively, under the terms of the agreement. Mr. Wright resigned his positions with the Company on May 28, 2026. He resigned as President of GIE, a wholly-owned subsidiary of the Company, effective June 11, 2026.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, as Chief Financial Officer. Ransom Jones, as Chief Financial Officer, earns a salary of $120,000 per year. Mr. Jones also serves as the Company’s Secretary and Treasurer. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year. During the six months ended June 30, 2026 and 2025, the Company accrued $95,000 and $95,000, respectively, under the terms of the agreement.

Mr. Jones is entitled to participate in the Company’s benefit plans if and when such plans exist.

On June 9, 2026, Doug Cogan was elected Chief Executive Officer of the Company. He also serves as a member of the Board of Directors. On June 12, 2026, he was elected President of GIE, a wholly-owned subsidiary of the Company. On June 12, 2026, we entered an employment agreement with Doug Cogan. The agreement is for a three-year term and automatically renews as of that date unless the Company or Mr. Cogan provides a written notice of termination to the other party at least 60 days prior to the end of the initial term or any renewal term. Mr. Cogan earns a base salary of $240,000 per year. Mr. Cogan can earn bonuses based on defined milestones and subject to approval by the Board of Directors.

During the six-month period ended June 30, 2026 we paid and/or accrued a total of $12,000 under the terms of the agreement. As of June 30, 2026, total accrued salary was $12,000 and, as of December 31 2025, the total accrued salary was $-0- and is presented as part of Accounts payable and accrued expenses – related parties

Consulting Agreements

During the six months ended June 30, 2026, the Company utilized 2 consultants under consulting agreements. The payables to consultants is reflected in accounts payable and accrued expenses and are in the amount of $216,909.

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

Financing – Six Months Ended June 30, 2026 and the Year Ended December 31, 2025

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions

Related parties

For the six months ended June 30, 2026, there were $25,825 advances – related parties.

For the six months ended June 30, 2026, there were no shares issued to related parties in exchange for cash.

For the year ended December 31, 2025, there was no related-party financing.

For the year ended December 31, 2025, there were no shares issued to related-parties.

Financing – Three Months Ended June 30, 2026 and the Year Ended December 31, 2025

Related Parties

For the period ended June 30, 2026, we received $25,825 in advances – related parties.

For the year ended December 31, 2025, there was $-0- advances – related parties.

For the three months ended June 30, 2026, there were no shares issued to related parties in exchange for cash.

For the year ended December 31, 2025, there were no shares issued to related-parties.

Third-party financing

For the three months ended June 30, 2026, we received $16,000 in advances non-related parties.

For the three months ended June 30, 2026, there were no shares issued to non- related parties in exchange for cash.

On various dates throughout the year ended December 31, 2025, the Company issued 22,523,333 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to various non-related parties, which are accredited investors, for $696,000 ($.01 - $.02/share).

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

Significant estimates during the six months ended June 30, 2026 and 2025, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At June 30, 2026 and December 31, 2025, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At June 30, 2026 and December 31, 2025, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

At June 30, 2026 and 2025, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	June 30, 2026	June 30, 2025

Convertible debt	-	4,626,375

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

During the period ended June 30, 2026, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal controls over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that as of June 30, 2026, our internal controls over financial reporting were ineffective. Additionally, management has concluded that as of June 30, 2026, disclosure controls and procedures were ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2026:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the period ended June 30, 2026, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same people, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending June 30, 2026, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Plaintiffs, Ric Halden, Randy Moseley, Tunstall Canyon and Chisos, filed a Traditional Motion for Partial Summary Judgement, or in the Alternative, Traditional Motion for Partial Summary Judgement as to Liability Only which was originally set to be heard by the Court on March 26, 2025. Plaintiffs and the Company agreed to reset the hearing to at least 45 days after March 26, 2025. On April 29, 2025, Tunstall Canyon, LLC filed a second traditional motion for partial summary judgement. The hearing was set for July 19, 2025. The Company did not challenge the motion and on July 9, 2025, the court granted a summary judgement in the amount of $335,234 plus pre-judgement interest at a rate of 18% per year from January 1, 2025, until the date of a Final Judgement in the case. The amount payable to Tunstall Canyon is fully recorded as a liability by the Company.

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

On May 4, 2026, the Company received a notice that the plaintiffs stating the if the Company does not cure the default within 15 days, it will be in formal breach of the settlement agreement. It also states that the Plaintiffs intend to exercise it rights under the Agreed Judgement. The Company is in negotiations with the Plaintiffs to settle this matter without the Plaintiffs exercising their rights under the Agreed Judgement. The outcome of these negotiations is not certain. In the event the Plaintiff exercises its rights under the agreed judgement, the liability to the Planififfs would increase from $950,000 to $1,250,000

The Company continues to negotiate with Ric Halden regarding the Agreed Judgement in the amount of $1,250,000. If this judgement is exercised, the Company will incur additional legal settlement expenses of $300,000. The Company continues to negotiate with Ric Halden requesting him to waive the settlement agreement obligation altogether. Based on the fact that he has not elected to exercise the judgement and settlement discussions are ongoing, there is no certainty that the additional $300,000 wlll ever be paid and there exists the possibility that the $950,000 will not be paid. Based on the current negotiations with the Plaintiff, we believe that the recorded $950,000 should remain as a libility of the Company. We also believe, that based on the ongoing negotiations with the Plaintiff, the additional $300 should not currently be recorded as a liability. That could change if negotiations do not proceed positively and the Plantiff exercises his rights under the Agreed Judgement. If that occurs, the Company would record an additional loiability in the amount of $300,000,

The Company is subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously

Item 1A. Risk Factors.

Information regarding risk factors appears in Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2026, the Company issued 6,000,000 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to private placement sales to one accredited investor for $60,000 ($.01 /share).

The Company issued 2,500,000 shares of stock of Rule 144 restricted Common Stock, par value $0.0001 per share valued at $67,500 ($.027/share) to the Company’s Chief Executive Officer for a sign-on bonus.

The Company issued 10,000 shares of stock of Rule 144 restricted Common Stock, par value $0.0001 per share valued at $340 ($.034/share) to a non-related party as an equity feature of issuance of a promissory note.

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

June 30, 2026

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

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd., as part of the consideration for an agreed stipulated judgment, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. Since the note was issued, two semiannual payments of interest have been paid. The Company was in default of its semiannual interest payment due on February 15, 2021. In May 2021, the Company made the semi-annual interest payment (including late fees) and cured the default. However, the Company again failed to make the required payments and at June 30, 2026 and the loan remains in default.

Item 4. Other Information.

None.

Item 5. Exhibits.

Exhibit No.	Identification of Exhibit
2.1**	Combination Agreement executed as of August 18, 2009, between Dynalyst Manufacturing Corporation and Universal Media Corporation, filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.1**	Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on March 13, 2002, filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.2**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on June 7, 2006, filed as Exhibit 3.2 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.3**	Articles of Amendment of Articles of Incorporation of Dynalyst Manufacturing Corporation filed with the Secretary of State of Texas on August 28, 2009, changing the corporate name to Universal Media Corporation, filed as Exhibit 3.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.4**	Articles of Amendment of Articles of Incorporation of Universal Media Corporation filed with the Secretary of State of Texas on March 23, 2011, changing the corporate name to UMED Holdings, Inc., filed as Exhibit 3.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.5**	Articles of Amendment of Certificate of Formation of UMED Holdings, Inc. filed with the Secretary of State of Texas on June 23, 2017, changing the corporate name to Greenway Technologies, Inc., filed as Exhibit 3.1 to the registrant’s Form 8-K/A on July 20, 2017, Commission File Number 000-55030.
3.6**	Bylaws of Dynalyst Manufacturing Corporation, filed as Exhibit 3.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
3.7**	Articles of Incorporation of Greenway Innovative Energy, Inc. filed with the Secretary of State of Nevada on July 6, 2012, filed as Exhibit 3.7 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

3.8**	Bylaws of Greenway Innovative Energy, Inc., filed as Exhibit 3.8 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
3.9**	Certificate of Amendment to the Articles of Incorporation approved by the Shareholders at the Special Shareholders Meeting on December 11, 2019
10.2**	Purchase Agreement dated as of May 1, 2012, between Universal Media Corporation and Mamaki Tea & Extract, Inc., filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.3**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.4**	Second Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Universal Media Corporation and Mamaki of Hawaii, Inc. formerly Mamaki Tea & Extract, Inc., filed as Exhibit 10.5 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.5**	Purchase Agreement dated August 29th, 2012, between Universal Media Corporation and Greenway Innovative Energy, Inc., filed as Exhibit 10.6 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.6**	Purchase Agreement dated as of February 23, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.7**	Asset Purchase Agreement dated as of October 2, 2011, between Jet Regulators, L.C., R/T Jet Tech, L.P. and UMED Holdings, Inc., filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.8**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Kevin Bentley, filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.9**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. Randy Moseley, filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.10**	Employee Agreement dated May 27, 2011, between UMED Holdings, Inc. and Richard Halden, filed as Exhibit 10.11 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.11**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Raymond Wright, filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.12**	Employee Agreement dated August 29, 2012, between UMED Holdings, Inc. and Conrad Greer, filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.13**	Consulting Agreement dated May 27, 2011, between UMED Holdings, Inc. and Jabez Capital Group, LLC, filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.14**	Promissory Note in the amount of $850,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Southwest Capital Funding, Ltd., filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.15**	Modification of Note and Liens effective as of October 1, 2012, between Southwest Capital Funding, Ltd. and Mamaki Tea, Inc., filed as Exhibit 10.16 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.16**	Second Modification of Note and Liens effective as of December 20, 2012, between Southwest Capital Funding, Ltd., Mamaki Tea, Inc., and Mamaki of Hawaii, Inc., filed as Exhibit 10.17 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.17**	Promissory Note in the amount of $150,000 dated August 17, 2012, executed by Mamaki Tea, Inc. payable to Robert R. Romer, filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.18**	Addendum and Modification to Purchase Agreement dated as of December 31, 2012, between Rig Support Services, Inc. and UMED Holdings, Inc., filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
10.20**	Promissory Note in the amount of $158,000 dated September 18, 2014, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.20 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.21**	Warrant dated September 18, 2014, for $47,400 worth of UMED Holdings, Inc. shares issued to Tonaquint, Inc., filed as Exhibit 10.21 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.

10.22**	Office Lease Agreement dated October 2015, between UMED Holdings, Inc. and The Atrium Remains the Same, LLC, filed as Exhibit 10.22 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.23**	Warrant dated October 31, 2015, for 4,000,000 shares issued to Norman T. Reynolds, Esq, filed as Exhibit 10.23 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.24**	Promissory Note in the amount of $36,000 dated March 8, 2016, executed by UMED Holdings, Inc. payable to Peter C. Wilson, filed as Exhibit 10.24 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.25**	Convertible Promissory Note in the amount of $224,000 dated May 4, 2016, executed by UMED Holdings, Inc. payable to Tonaquint, Inc., filed as Exhibit 10.25 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.26**	Severance and Release Agreement by and between UMED Holdings, Inc. and Randy Moseley dated November 11, 2016, filed as Exhibit 10.26 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.27**	Settlement and Mutual Release Agreement dated January 13, 2017, executed by UMED Holdings, Inc. in connection with Cause No. DC-16-004718, in the 193rd District Court, Dallas County, Texas against Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison, filed as Exhibit 10.27 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.28**	Warrant dated February 1, 2017, for 2,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.28 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.29**	Warrant dated February 1, 2017, for 4,000,000 shares issued to Richard J. Halden, filed as Exhibit 10.29 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.30**	Severance and Release Agreement by and between UMED Holdings, Inc. and Richard Halden dated February 1, 2017, filed as Exhibit 10.30 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.31**	Assignment Agreement dated December 27, 2010, between Melek Mining, Inc., 4HM Partners, LLC, and UMED Holdings, Inc., filed as Exhibit 10.31 to the registrant’s Form 10-Q/A, amendment No. 1, on September 21, 2017, Commission File Number 000-55030.
10.32**	Consulting Agreement by and between the registrant and Chisos Equity Consultants, LLC, as amended on February 16, 2018, and March 19, 2018, filed as Exhibit 10.1 to the registrant’s Form 8-K, on March 21, 2018, Commission File Number 000-55030.
10.33**	Promissory Note in the amount of $100,000 dated November 13, 2017, executed by Greenway Technologies, Inc. payable to Wildcat Consulting Group LLC.
10.34**	Subordinated Convertible Promissory Note in the amount of $166,667 dated December 20, 2017, executed by Greenway Technologies, Inc. payable to Tunstall Canyon Group LLC.
10.35**	Warrant dated November 30, 2017 for 1,000,000 shares issued to MTG Holdings, LTD.
10.36**	Greer Family Trust Promissory Note and Settlement. filed at Exhibit 10.34 to the registrant’s Form 10K on April 5, 2018, Commission File Number 000-55030.
10.37**	Warrant dated January 8, 2018 for 4,000,000 shares issued to Kent Harer.
10.38**	Settlement agreement by and between Greenway Technologies, Inc. and Tonaquint, Inc. dated April 9, 2018.
10.39**	Employment agreement with John Olynick, as President, dated May 10, 2018.
10.40**	Employment agreement with Ransom Jones, as Chief Financial Officer, Secretary and Treasurer, dated May 10, 2018.
10.41**	Consulting Agreement with Gary L. Ragsdale, Ph.D., P.E.
10.42**	Consulting Agreement with John Olynick
10.43**	Consulting Agreement with Marl Zoellers
10.44**	Consulting Agreement with Paul Alfano dba Alfano Consulting Services
10.45**	Consulting Agreement with Peter Hauser
10.46**	Consulting Agreement with William Campbell
10.47**	Consulting Agreement with Ryan Turner
10.48**	Amendment on July 30, 2014 to that certain Employment Agreement with Raymond Wright dated August 29, 2012
10.49**	Mabert LLC as Agent Loan Agreement dated September 14, 2018
10.50**	Mabert LLC as Agent Security Agreement dated September 14, 2018
10.51**	Texas UCC-1 filed by Mabert LLC as Agent on October 11, 2018, ending October 10, 2023.
10.52**	Rule 11 Agreement, dated March 6, 2019, pursuant to a mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.53**	Employment agreement with Thomas Phillips, as Vice President of Operations, effective date April 1, 2019.
10.54**	Settlement Agreement executed on September 26, 2019 with Southwest Capital Funding, Ltd. to resolve all conflicts related to loan guarantees provided for Mamaki of Hawaii, Inc., Hawaiian Beverages, Inc., Curtis Borman, and Lee Jenison.

10.55**	Limited Liability Company Agreement of OPM Green Energy, LLC, dated August 23, 2019, by and among Greenway Technologies, Inc., a Texas corporation, Mabert, LLC, a Texas limited liability company, Tom Phillips, an individual, and OPM Green Energy, LLC, a Texas corporation.
10.56**	Subscription Agreement dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.57**	Intellectual Property License dated August 23, 2019, by and between Greenway Technologies, Inc., a Texas corporation, and OPM Green Energy, LLC, a Texas limited liability company.
10.58**	Employment agreement with Ryan Turner for Business Development and Investor Relations, dated April 1, 2019.
10.59**	Agreed Order of Dismissal with Prejudice, dated February 25, 2020, pursuant to the mutual settlement of all claims by Wildcat Consulting, LLC for the matters in Cause No. 2018-005801 and Cause No. 2018-006416-2, filed in the County Courts at Law in Tarrant County, TX on Sept 7, and September 27, 2018 respectively.
10.60**	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Chisos Equity Consultants, LLC for the matters in Cause No. 67-306723-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.61**	Agreed Order of Dismissal without Prejudice, dated November 19, 2019, pursuant to the mutual settlement of all claims by Richard Halden for the matters in Cause No. 352-306721-19, filed in the County Courts at Law in Tarrant County, TX on March 13, 2019.
10.62**	Agreed Order of Dismissal without Prejudice, dated November 26, 2019, pursuant to the mutual settlement of all claims by Greenway Technologies, Inc. against Micheal R. Warner et al (the “Dissident Shareholders”) for the matters in Cause No. DC-19-04207, filed in the District Court in Dallas County, TX on March 26, 2019.
10.63**	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd, pursuant to that certain Convertible Promissory Note executed on January 24, 2020.
10.64**	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on January 24, 2020.
10.65**	Securities Purchase Agreement by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Convertible Promissory Note executed on February 12, 2020.
10.66**	Convertible Promissory Note by and between Greenway Technologies, Inc. and PowerUp Lending Group, Ltd., pursuant to that certain Securities Purchase Agreement executed on February 12, 2020.
14.1**	Code of Ethics for Senior Financial Officers, filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G on August 29, 2013, Commission File Number 000-55030.
31.1*	Certification of Doug Cogan, Chief Executive Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Doug Cogan, Chief Executive Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Ransom Jones, Chief Financial Officer and Principal Accounting Officer of Greenway Technologies, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Instance Document
101.CAL	Inline XBRL Instance Document
101.DEF	Inline XBRL Instance Document
101.LAB	Inline XBRL Instance Document
101.PRE	Inline XBRL Instance Document
104	Inline XBRL Instance Document

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWAY TECHNOLOGIES, INC.

Date: September 28, 2026

	By	/s/ Doug Cogan
Doug Cogan, Chief Executive Officer

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

