Form 10-Q
period 2026-09-30
GREENWAY TECHNOLOGIES, INC. & SUBSIDIARIES
filed 2026-11-13
CIK 1572386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of November 13, 2026 was 467,871,204.

2

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements & Notes (Unaudited)

Greenway Technologies, Inc. and Subsidiaries

Greenway Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)

Assets
Current Assets
Cash	$122	$850
Prepaids and other	2,939	45,903
Total Current Assets	3,061	46,753

Total Assets	$3,061	$46,753

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,941,134	$4,201502
Accounts payable and accrued expenses - related party	6,200,944	5,514,260
Note payable	647,500	647,500
Notes payable - related parties - net	2,810,774	2,805,774
Advances – related parties	69,592
Advances - others	2,500	2,500
Customer deposits	10,000	10,000
Legal settlement liability	950,000	950,000

Total Current Liabilities	15,632,444	14,131,536

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Common stock - $0.0001 par value, 500,000,000 shares authorized and 464,871,204 and 456,361,204 shares issued and outstanding, respectively	46,488	45,637
Additional paid-in capital	27,326,475	27,200,486
Accumulated deficit	(43,002,346)	(41,330,906)
Total Stockholders’ Deficit	(15,629,383)	(14,084,783)

Total Liabilities and Stockholders’ Deficit	$3,061	$46,753

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Operating expenses
General and administrative expenses	$236,778	$990,360	$1,077,326	$2,113,227
Research and development	-	364,496	132,735	825,789
Total operating expenses	236,778	1,354,856	1,210,061	2,939,016

Loss from operations	(236,778)	(1,354,856)	(1,210,061)	(2,939,016)

Other expense
Interest expense	(164,118)	(156,009)	(461,379)	(462,141)
Total other expense	(164,118)	(156,009)	(461,379)	(462,141)

Net loss	$(400,896)	$(1,510,865)	$(1,671,440)	$(3,401,157)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares - basic and diluted	464,871,204	454,361,204	460,259,116	449,141,229

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2026

(Unaudited)

	Common Stock		Additional Paid-in	Subscriptions	Common Stock To	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	be Issued	Deficit	Deficit

December 31, 2025	456,361,204	$45,637	$27,200,486	$-	$-	$(41,330,906)	$(14,084,783)

Stock issued for cash	6,000,000	600	59,400			-	60,000
Net loss	-	-	-	-	-	(444,132)	(444,132)

March 31, 2026	462,361,204	46,237	27,259,886			(41,775,038)	(14,468,915)

Stock issued for sign on bonus	2,500,000	250	67,250	-	-	-	67,500

Stock issued as equity feature of issuance of promissory note	10,000	1	339		-	-	340

Net loss						(826,412)	(826,412)

June 30, 2026	464,871,204	46,488	27,327,475	-	-	(42,601,450)	(15,227,487)

Correction of valuation of shares issued in prior quarter			(1,000)				(1,000)
Net loss	-	-	-	-	-	(400,896)	(400,896)

September 30, 2026	464,871,204	$46,488	$27,326,475	$-	$-	$(42,002,346)	$(15,629,383)

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

Greenway Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025

Operating activities
Net loss	$(1,671,440)	$(3,401,157)
Changes in operating assets and liabilities
(Increase) decrease in
Prepaids and other	42,964	31,259
Increase (decrease) in
Accounts payable and accrued expenses	1,055,632	903,776
Accounts payable and accrued expenses - related party	370,684	81,615
Customer deposits		1,710,000
Stock-based compensation – CEO sign-on bonus	66,500	-
Non-cash equity feature associated with promissory note	340	-
Net cash used in operating activities	(135,320)	(674,507)

Financing/investing
Proceeds from advances – related parties	9,712	-
Amounts paid directly to vendors – related parties	59,880	-
Repayments on notes payable	-	(5,000)
Proceeds from stock issued for cash	60,000	696,000
Proceeds from issuance of promissory note	5,000	-
Net cash provided by financing activities	134,592	691,000

Net increase in cash	(728)	16,493

Cash - beginning of period	850	20,139

Cash - end of period	$122	$36,632

Supplemental disclosure of cash flow information
Cash paid for interest		260,542
Cash paid for income tax	-	-
Supplemental disclosure of non-cash investing and financing activities
Amounts paid directly to vendors – related parties	$59,880	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended September 30, 2026, the Company had:

●	Net loss of $1,671,440; and
●	Net cash used in operations was $135,320

Additionally, at September 30, 2026, the Company had:

●	Accumulated deficit of $43,002,346
●	Stockholders’ deficit of $15,629,383; and
●	Working capital deficit of $15,629,383

The Company has cash on hand of $122 at September 30, 2026. The Company does not expect to generate sufficient revenues or positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

SEPTEMBER 30, 2026

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

Our Chief Executive Officer and Director assessed performance and decided how to allocate primarily based on net income, which is reported on our Consolidated Statement of Operations. Total assets on the Consolidated Balance Sheets represent our segment assets.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Significant estimates during the nine months ended September 30, 2026 and 2025, respectively, include valuation of stock-based compensation, uncertain tax positions and the valuation allowance on deferred tax assets.

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

SEPTEMBER 30, 2026

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

At September 30, 2026 and December 31, 2025, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

SEPTEMBER 30, 2026

(UNAUDITED)

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At September 30, 2026 and December 31, 2025, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At September 30, 2026 and December 31, 2025, the Company did not have any cash in excess of the insured FDIC limit.

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

SEPTEMBER 30, 2026

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

At September 30, 2026 and December 31, 2025, the Company had no derivative liabilities.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more likely-than not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2026 and December 31, 2025, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. No interest and penalties related to uncertain income tax positions were recorded during the nine months ended September 30, 2026 and 2025, respectively.

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

The Company incurred research and development expenses of $132,735 and $825,789 for the nine months ended September 30, 2026 and 2025, respectively. The cash was paid to The University of Texas at Arlington and several other services providers for services rendered in connection with advancing the Company’s technology toward commercialization.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

At September 30, 2026 and 2025, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	September 30, 2026	September 30, 2025

Convertible debt	-	4,270,900
Total	-	4,270,900

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

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Recent Accounting Standards

In November 2024, the FASB, issued Accounting Standards Update 2024-04, Debt-Debt with Conversions and Other Option, (“ASU 2024-04”). ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company currently has no convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible outstanding. If the company issues such debt instruments in the future, they will be accounted for properly under ASU 2024-04.

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

Note 3 – Notes Payable

Notes payable and related terms were as follows:

	1	2	3
Terms	Note Payable	Note Payable	Note Payable

Issuance date of note	September 2019	March 2019	May 2022
Maturity date	September 2022	March 2024	September 2022
Interest rate	7.70%	N/A	N/A
Default interest rate	18.00%	N/A	N/A
Collateral	Unsecured	Unsecured	Unsecured
Original amount	$525,000	$300,000	$67,500

				Total	In-Default

Balance – December 31, 2025	525,000	55,000	67,500	647,500	647,500
No activity through September 30, 2026	-	-
Balance - September 30, 2025	$525,000	$55,000	$67,500	$647,500	$647,500

1	The Company executed a settlement agreement with a third party for $525,000 in 2019. This note requires semi-annual interest payments. At September 30, 2026, the note is in default.

2	The Company executed a settlement agreement with a third party for $300,000 in 2019. This note requires sixty (60) monthly installments of $5,000 each until paid in full. At September 30, 2026, the note is in default.

3	The Company executed a note for $67,500 and received net proceeds of $30,000. The balance of $37,500 was an original issue discount amortized over the life of the note. At September 30, 2026, the note is in default.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

From January 1, 2026 – September 30, 2026, the Company issued $5,000 in a promissory note under this structure and, as an equity feature, issued 10,000 shared of stock.

From January 1, 2025 – September 30, 2025, the Company did not issue notes under this loan structure and therefore, did not issue shares of stock in connection with such note structure.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Notes payable – related parties consist of loans from various members of management and the Board of Directors, typically for use as working capital. Related terms were as follows:

Notes Payable
Terms	Related Parties

Issuance date of notes	Various
Maturity date	Various
Interest rate	10% - 18%
Collateral	All assets

Balance - December 31, 2025	$2,810,774
No activity through September 30, 2026	-
Balance – September 30, 2026	2,810,774

As of September 30, 2026 and December 31, 2025, total principal amount for Notes Payable-Related Parties was $2,810,774 and $2,805,774, respectively, and is presented as Notes Payable – Related Parties - Net. The Company recorded interest expense on Notes Payable-Related Parties for periods ending September 30, 2026 and 2025, of $124,063 and $124,822 respectively.

Maturity date	2019

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 5 – Advances – Related Parties

Advances – related parties and related terms were as follows:

The advances were made to pay certain operating expenses. The advances were non-interest bearing, were not collateralized and had no repayment terms.

Terms	Advancesd Related Parties

Interest rate	0
Collateral	Unsecured

Balance – December 31, 2025	$0

Proceeds during first nine months of 2026	$69,592

Balance – September 30, 2026	$69,592

During the nine months ended September 30, 2026, the Company received $4,212 from its Chief Financial Officer for working capital. During the nine months ended September 30, 2026, the Chief Executive Officer paid $23,606 directly to vendors on behalf of the Company. Additionally, during the nine months ended September 30, 2026, the Chief Executive Officer funded “out-of-pocket” expenses in the amount of $10,774 for company business and the Company accrued the liability as Advances – Related Party. He also advanced $5,500 directly to the Company. During the nine months ended September 30, 2026, the Executive Vice President – Sales paid $25,500 directly to vendors on behalf of the Company.

Note 6 – Employment Agreements – Related Parties

In August 2012, we entered into an employment agreement with Raymond Wright, for the position of President of GIE, for a term of five years, with compensation of $90,000 per year. In September 2014, Mr. Wright’s employment agreement was amended to increase his annual pay to $180,000. By its terms, Mr. Wright’s employment agreement automatically renewed on August 12, 2020, 2021, 2022, 2023,2024 and 2025, for successive one-year periods. During the nine-month period ended September 30, 2026 and 2025, we paid and/or accrued a total of $80,500 and $90,000, respectively, under the terms of the agreement. As of September 30, 2026, total accrued salary was $1,716,438 and, as of December 31, 2025, total accrued salary was $1,635,938. The liability is presented as part of accounts payable and accrued expenses - related parties. Mr. Wright resigned his positions with the Company on May 28, 2026. He resigned as President of GIE, a wolly-owned subsidiary of the Company, effective June 11, 2026.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, Chief Financial Officer, Secretary and Treasurer and a member of the board of directors. Mr. Jones earns a base salary of $120,000 per year. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended December 31, 2024. Mr.Jones received a grant of common stock (the “Stock Grant”) at the start of his employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist. The foregoing summary of Mr. Jones’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreement by and between Mr. Jones and our Company, dated May 10, 2018, a copy of which is filed as Exhibit 10.40 to this Form 10-K and incorporated by reference herein. By its terms, Mr. Jones’ employment agreement automatically renewed on May 10,2019, 2020, 2021, 2022, 2023, 2024, 2025 and 2026, for successive one-year periods. During the nine-month period ended September 30, 2026 we paid and/or accrued a total of $125,000 under the terms of the agreement. As of September 30, 2026, total accrued salary was $993,167 and, as of December 31 2025, the total accrued salary was $884,667 and is presented as part of accounts payable and accrued expenses – related parties.

On June 9, 2026, Doug Cogan was elected Chief Executive Officer of the Company. He also serves as a member of the Board of Directors. On June 12, 2026, he was elected President of GIE, a wholly-owned subsidiary of the Company. On June 12, 2026, we entered into an employment agreement with Doug Cogan. The agreement is for a three-year term and automatically renews as of that date unless the Company or Mr. Cogan provides a written notice of termination to the other party at least 60 days prior to the end of the initial term or any renewal term. Mr. Cogan earns a base salary of $240,000 per year. Mr. Cogan can earn bonuses based on defined milestones and subject to approval by the Board of Directors. As of September 30, 2026, total accrued salary was $72,000 and, as of December 31, 2025, the total accrued salary was -0- and is presented as accounts payable and accrued expenses – related parties.

On November 21, 2025, Kevin Jones was elected Executive Vice President of Sales. As of September 30, 2026, the Company and Kevin Jones have not agreed on the terms of an employment agreement.

On July 6, 2026, we entered into an employment agreement with Julie Lathrop. Her title is Vice President of Finance. The agreement is for a three-year term and automatically renews as of that date unless the Company or Ms. Lathrop provides a written notice of termination to the other party at least 60 days prior to the end of the initial term or any renewal term. Ms. Lathrop earns a base salary of $220,000 per year. Ms. Lathrop can earn bonuses based on defined milestones and subject to approval by the Board of Directors. As of September 30, 2026, total accrued salary was $55,000 and, as of December 31, 2025, the total accrued salary was -0- and is presented as accounts payable and accrued expenses – related parties. During the nine-month period ended September 30, 2026, we paid and/or accrued a total of $55,000 under the terms of the agreement. As of September 30, 2026, total accrued salary was $55,000 and, as of December 31 2025, the total accrued salary was $-0- and is presented as part of accounts payable and accrued expenses – related parties.

As of September 30, 2025 and December 31, 2025, the accrued salary from employment agreements and accrued interest for Notes Payable Related Parties totaling $6,200,944 and $5,514,260, respectively are presented as Accounts payable and accrued expenses – related party.

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

The Company continues to negotiate with Ric Halden regarding the Agreed Judgement in the amount of $1,250,000. If this judgement is exercised, the Company will incur additional legal settlement expenses of $300,000. The Company continues to negotiate with Ric Halden requesting him to waive the settlement agreement obligation altogether. Based on the fact that he has not elected to exercise the judgement and settlement discussions are ongoing, there is no certainty that the additional $300,000 wlll ever be paid and there exists the possibility that the $950,000 will not be paid. Based on the current negotiations with the Plaintiff, we believe that the recorded $950,000 should remain as a liability of the Company. We also believe, that, based on the ongoing negotiations with the Plaintiff, the additional $300,000 should not currently be recorded as a liability. That could change if negotiations do not proceed positively and the Plantiff exercises his rights under the Agreed Judgement. If that occurs, the Company would record an additional liability in the amount of $300,000,

The Company is subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously.

Note 8 – Stockholders’ Deficit

The Company has one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	$0.0001 par value
-	Voting at 1 vote per share

Equity Transactions for the Nine Months Ended September 30, 2026

Stock Issued for Cash

During the nine months ended September 30, 2026, the Company issued 6,000,000 shares of common stock for $60,000 ($0.01/share).

GREENWAY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Stock Issued for Sign-On Bonus

The Company issued 2,500,000 shares of stock valued at $66,500 ($.027/share).

Stock Issued as Equity Feature of Issuance of Promissory Note

The Company Issued 10,000 shares of stock valued at $340 ($.034/ share).

Note 9 – Segment Reporting

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”), The Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis and does not receive discrete financial information for multiple Business units.

Measure of Segment Profit or Loss

The CODM assesses the Company’s financial performance based on operating loss, which aligns with the amount reported in the consolidated statements of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss for the nine-months period ended September 30, 2026 and 2025:

	2026	2025
Operating expenses
General and administrative expenses	$1,077,326	$2,113,227
Research and development	132,735	825,789

Total operating expenses	1,210,061	2,939,016

Loss from operations	(1,210,061)	(2,939,016)

Other expense
Interest expense	(461,379)	(462,141)

Total other expense	(461,379)	(462,141)

Net Loss	$(1,671,440)	$(3,401,157)

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

Chief Operating Decision Maker (CODM)

The CODM of the Company is the Chief Executive Officer, who is responsible for evaluating financial results and making resource allocation decisions.

Note 11 – Subsequent Events

Subsequent to September 30, 2026, the Company reflects the following

On October 5, 2026, the Company issued 2,500,000 shares of Rule 144 restricted Common Stock in a private placement in the amount of $20,000 ($.008/ share).

On October 6, 2026, the Company issued 500,000 shares of Rule 144 restricted Common Stock to a consultant in exchange for $7,000 ($.014/ share) of services rendered to the Company

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the periods ending September 30, 2026 and 2025 should be read in conjunction with our consolidated Financial Statements and the notes to those Financial Statements that are included elsewhere in this Form 10-Q and were prepared assuming that we will continue as a going concern. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Employees

As of the filing date of this Form 10-Q, we have three (4) employees. One of the employees has no employment agreement. The other two (3) employees have employment agreements and compensation is accrued pursuant to those agreements. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be satisfactory.

Going Concern

The accompanying consolidated financial statements to this Form 10-Q (our “Financial Statements”) have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2026, we have an accumulated deficit of $43,002,346. For the quarter ended September 30, 2026, we incurred a net loss of $400.896 and used $135,320 net cash for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. While the Company is attempting to commence revenue generating operations and thereby generate sustainable revenues, the Company’s current cash position is not sufficient to support its ongoing daily operations and requires the Company to raise additional capital through debt and/or equity sources.

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

We remain dependent on both third party and related party sources of funding for continuation of our operations (debt and/or equity based). The fact that Company’s dependency relies on third-party and related party sources for funding raises substantial doubt about our ability to continue as a going concern.

	September 30, 2026	September 30, 2025	Increase (Decrease)	Percent Change
Net loss	$(1,671,440)	$(3,401,157)	(1,729,717)	(50.86	)%1
Net cash used in operations	$(135,320)	$(674,507)	(539,187)	(79.94	)%2
Negative working capital	$(15,629,383)	$(15,611,606)	17,777	00.01	1%3
Stockholders’ deficit	$(15,629,383)	$(15,611,606)	17,777	00.01	1%4

1 – Our net loss decreased by $1,729,717, due to decreases in general and administrative expenses of $1,035,900, research and development of $693,054 and interest expense of $16,808. General and administrative expenses decreased primarily as a result of decreases in consulting fees of $425,670, legal expenses of $543,466, commission expense of $66,500, expense reimbursements to employees of $12,049, meals and entertainment of $7,932, stock quoting service of $13,020, travel expenses of $8,386, Board of Directors’ fees of $40,000,commuting expenses of a consultant of $46,936 and investor promotion expense of $5,340. These increases in general and administrative expense were partially offset by increases in salaries of $106,500, auditor fees of $18,903 and miscellaneous expenses of $14,609.

2 – Our net cash used in operations decreased due to a decrease in net loss of $1,729,717, an increase in prepaids and other of $11,705, a decrease in customer deposits of $1,710,000, an increase in accounts payable and accrued expenses of $135,810, an increase in accounts payable and accrued expenses – related party of $289,069, an increase in stock-based compensation of $67,500 and an increase in non-cash equity feature associated with promissory note of $340.

3 – The increase in our working capital deficit resulted from increases accounts payable and accrued expenses – related parties of $886,506, legal settlement liability of $950,000, notes payable – related parties of $5,000 and advances – related parties of $69,592 and decreases in cash of $36,510 and prepaids and other of $65,914., The increases were offset by decreases in accounts payable and accrued expenses of $145,122, convertible notes payable of $166,667 and customer deposits of $1,700,000.

4 – The increase in stockholders’ deficit is related to an increase in accumulated deficit of $211,971 offset by increases in common stock of $1,051 and additional paid-in capital of $209,189.

As of September 30, 2026, we had total liabilities in excess of assets by $15,629,383 and used net cash of $135,320 for our operating activities. This is as compared to the most recent year ended December 31, 2025, when we used net cash of $710,289 for operating activities.

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

Results of Operations

Three-months ended September 30, 2026, compared to the three-months ended September 30, 2025.

We had no revenues for our consolidated operations for the quarters ended September 30, 2025 and 2024, respectively.

We reported consolidated net losses for the three months ended September 30, 2026 and 2025 of $400,896 and $1,510,865, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the three months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025	Increase (Decrease)	Percent Change
Revenues	$-	$-
General and administrative expenses	$236,778	$990,360	(753,582)	(76.09	)%1
Interest expense	$164,118	$156,009	(8,109)	5.20%
Research and development	$-	$364,496	(364,496)	(100.00)%

1 – General and Administrative Expenses - The decrease results primarily due to decreases in interest expense of $7,937, research and development of $364,496, consulting fees of $363,126, expense reimbursements of $6,685, legal expenses of $384,739 and commuting expenses of a consultant of $36,708. This is partially offset by increases in salaries of $36,500 and auditor fees of $6,450

Nine-months ended September 30, 2026, compared to nine-months ended September 30, 2025.

We had no revenues for our consolidated operations for the nine-month periods ended September 30, 2026 and 2025.

We reported consolidated net losses for the nine months ended September 30, 2026 and 2025 of $1,655,394 and $3,401,157, respectively.

The following table summarizes consolidated operating expenses and other income and expenses for the three months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025	Increase (Decrease)	Percent Change
Revenues	$-	$-	-	-
General and administrative expenses	$1,077,326	$2,113,227	(1,005,901)	(47.60	)%1
Interest expense	$461,379	$462,141	(762)	(00.16)%
Research and development	$132,735	$825,789	693,054	(83.93)%

1 - General and administrative expenses decreased primarily as a result of decreases in consulting fees of $425,670, legal expenses of $543,466, commission expense of $66,500, expense reimbursements to employees of $12,049, meals and entertainment of $7,932, stock quoting service of $13,020, travel expenses of $8,386, Board of Directors’ fees of $40,000,commuting expenses of a consultant in the amount of $46,936 and investor promotion expense of $5,340.These increases in general and administrative expense were partially offset by increases in salaries of $106,500, auditor of $18,903 and miscellaneous expenses of $14,609.

Liquidity and Capital Resources

We do not currently have sufficient working capital to fund our expected future operations. We cannot assure investors that we will be able to continue our operations without securing additional adequate funding. As of September 30, 2026, we had $122 in cash, total assets of $3,061, and total liabilities of $15,616,398. Our total accumulated deficit at September 30, 2026 was $42,986,300.

Liquidity is the ability of a company to generate adequate amounts of cash to meet all of its financial obligations. The following table provides certain selected balance sheet comparisons between September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025	Increase (Decrease)	% Change

Cash	$122	$36,632	$(36,510)	(99.67	)%1
Prepaids and other	$2,939	$68,853	(65,914)	(95.73	)%2
Total current assets	$3,061	$105,485	$(102,424)	(97.10)%
Total assets	$3,061	$105,485	$(102,424)	(97.10)%

Accounts payable and accrued expenses	$4,941,134	$5,070,212	$(129,078)	(2.55	)%3
Accounts payable and accrued expenses - related party	$6,200,944	$5,314,438	$886,506	16.68	%4
Note payable	$647,500	$647,500	$-	0.00-	%-
Notes payable - related parties - net	$2,810,774	$2,805,774	$-	0.00%
Convertible note payable - net	$-	$166,667	$(166,667)	100.00	%5
Advances - related parties	$69,592	$-	$69,592	(100.00	)%6
Advances - other	$2,500	$2,500	$-
Customer deposits	$10,000	$1,710,000	$1,700,000	(99.42	)%7
Legal settlement liability	950,000
Total current liabilities	$15,632,444	$15,717,091	$(84,647)	(0054	)%8
Total liabilities	$15,632,444	$15,717,091	$(84,647)	(00.54	)%8

1 – Cash decreased due to expenditures exceeding cash provided through sales of stock.

2 – Prepaids and other current assets decreased due to the full utilization of prepaid legal fees.

3 – Accounts payable and accrued expenses decreased by $129,078 due to increases in accounts payable and accrued expenses of $1,065.458 and accrued expenses – others of $205,500. The increases were more than offset by decreases in accrued interest payable – related party of 98,071 and accrued management fees of $1,301,964, which were settled in 2025 by a legal settlement with Ric Halden on October 31, 2025.

4 – Accounts payable and accrued expenses – related party increased by $886,506 due to increases in accrued interest payable – related party of $495,506 and accrued expenses – related party of $391,000.

5 - A convertible note payable in the principal amount payable of $166,667 was eliminated by a legal settlement with Ric Halden on October 31, 2025.

6 – Related parties advanced the Company $69,592 in 2026. There were no advances – related parties at September 30, 2025.

7 – At September 30, 2025, the Company held non-refundable deposits of $1,7000,000. Prior to December 31, 2025, the non-refundable deposits were forfeited and recorded as other income.

8 – See discussions 1-7 above.

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

Cash Flows

	September 30, 2026	September 30, 2025	$ Increase (Decrease)	% Change

Net cash used in operating activities	$(135,320)	$(674,507)	$(539,187)	(79.94)%
Net cash provided by financing activities	$134,592	$691,000	(556,408)	(80.52)%

Operating activities

Our net cash used in operations decreased due to a decrease in net loss of $1,729,717, a increase in prepaids and other of $11,705, a decrease in customer deposits of $1,710,000, an increase in accounts payable and accrued expenses of $135,810, an increase in accounts payable and accrued expenses – related party of $289,069, an increase in stock-based compensation of $67,500 and an increase in non-cash equity feature associated with promissory note of $340.

Investing activities

Net cash used in investing activities for the nine-months periods ending September 30, 2026 and 2025 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities was $134,592 and $691,000 for the nine months ended September 30, 2026 and 2025, respectively.

In the nine months ended September 30, 2026, the Company received advances – related parties of $69,952, sold stock for cash of $60,000 and received $5,000 from the issuance of a promissory note. The compares to the nine months ended September 30, 2025 that had an outflow of cash by a $5,000 payment on notes payable and sold stock for cash of $696,000.

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our general business strategy is to first develop our GTL technology to maintain our basic viability, while seeking significant development capital for full commercialization.

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $42,986,300 and $41,330,906 as of September 30, 2026 and December 31, 2025, respectively.

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

As shown in the accompanying consolidated financial statements, we have incurred an accumulated deficit of $43,002,346 and $41,330,906 as of September 30, 2026 and December 31, 2025, respectively.

Our ability to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations.

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Commitments

Capital Expenditures - none

Operational Expenditures

Employment Agreements

In August 2012, we entered into an employment agreement with Raymond Wright, for the position of President of GIE, for a term of five years, with compensation of $90,000 per year. In September 2014, Mr. Wright’s employment agreement was amended to increase his annual pay to $180,000. By its terms, Mr. Wright’s employment agreement automatically renewed on August 12, 2020, 2021, 2022, 2023,2024 and 2025, for successive one-year periods. During the nine-month period ended September 30, 2026 and 2025, we paid and/or accrued a total of $80,500 and $90,000, respectively, under the terms of the agreement. As of September 30, 2026, total accrued salary was $1,716,438 and, as of December 31, 2025, total accrued salary was $1,635,938. The liability is presented as part of accounts payable and accrued expenses - related parties. Mr. Wright resigned his positions with the Company on May 28, 2026. He resigned as President of GIE, a wolly-owned subsidiary of the Company, effective June 11, 2026.

Effective May 10, 2018, we entered into an employment agreement with Ransom Jones, Chief Financial Officer, Secretary and Treasurer and a member of the board of directors. Mr. Jones earns a base salary of $120,000 per year. During each year that Mr. Jones’ agreement is in effect, he is entitled to receive a bonus (“Bonus”) equal to at least Thirty-Five Thousand Dollars ($35,000) per year, such amount having been accrued for the period ended December 31, 2024. Mr.Jones received a grant of common stock (the “Stock Grant”) at the start of his employment equal to 250,000 shares each of the Company’s Common Stock, par value $.0001 per share (the “Common Stock”), such shares vesting immediately. Mr. Jones is also entitled to participate in the Company’s benefit plans when such plans exist. The foregoing summary of Mr. Jones’s employment agreement is qualified in its entirety by reference to the actual true and correct Employment Agreement by and between Mr. Jones and our Company, dated May 10, 2018, a copy of which is filed as Exhibit 10.40 to this Form 10-K and incorporated by reference herein. By its terms, Mr. Jones’ employment agreement automatically renewed on May 10,2019, 2020, 2021, 2022, 2023, 2024, 2025 and 2026, for successive one-year periods. During the nine-month period ended September 30, 2026 we paid and/or accrued a total of $125,000 under the terms of the agreement. As of September 30, 2026, total accrued salary was $993,167 and, as of December 31 2025, the total accrued salary was $884,667 and is presented as part of accounts payable and accrued expenses – related parties.

On June 9, 2026, Doug Cogan was elected Chief Executive Officer of the Company. He also serves as a member of the Board of Directors. On June 12, 2026, he was elected President of GIE, a wholly-owned subsidiary of the Company. On June 12, 2026, we entered into an employment agreement with Doug Cogan. The agreement is for a three-year term and automatically renews as of that date unless the Company or Mr. Cogan provides a written notice of termination to the other party at least 60 days prior to the end of the initial term or any renewal term. Mr. Cogan earns a base salary of $240,000 per year. Mr. Cogan can earn bonuses based on defined milestones and subject to approval by the Board of Directors. As of September 30, 2026, total accrued salary was $72,000 and, as of December 31, 2025, the total accrued salary was -0- and is presented as accounts payable and accrued expenses – related parties.

On November 21, 2025, Kevin Jones was elected Executive Vice President of Sales. As of September 30, 2026, the Company and Kevin Jones have not agreed on the terms of an employment agreement.

On July 6, 2026, we entered into an employment agreement with Julie Lathrop. Her title is Vice President of Finance. The agreement is for a three-year term and automatically renews as of that date unless the Company or Ms. Lathrop provides a written notice of termination to the other party at least 60 days prior to the end of the initial term or any renewal term. Ms. Lathrop earns a base salary of $220,000 per year. Ms. Lathrop can earn bonuses based on defined milestones and subject to approval by the Board of Directors. As of September 30, 2026, total accrued salary was $55,000 and, as of December 31, 2025, the total accrued salary was -0- and is presented as accounts payable and accrued expenses – related parties.

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

Financing – Nine Months Ended September 30, 2026 and the Year Ended December 31, 2025

Financing to date has been provided by loans, advances from Shareholders and Directors and issuances of our Common Stock in various private placements to accredited investors, related parties and institutions.

Financing – Nine Months Ended September 30, 2026 and the Year Ended December 31, 2025

Related parties

For the nine months ended September 30, 2026, there were $69,592 advances – related parties.

For the year ended December 31, 2025, there were no shares issued to related-parties.

Third -Parties

For the nine months ended September 30, 2026, the Company issued 6,000,000 shares in exchange for $60,000.

For the year ended December 31, 2025, the Company issued 22,523,333 shares of common stock for $696,000.

For the year ended December 31, 2025, there was a funding of a promissory note in the amount of $5,000.

Financing – Three Months Ended September 30, 2026 and the Year Ended December 31, 2025

Related Parties

For the three months ended September 30, 2026, we received $43,767 in advances – related parties.

For the three months ended September 30, 2026, there were no shares issued to related parties in exchange for cash.

For the year ended December 31, 2025, there was $-0- advances – related parties.

For the year ended December 31, 2025, there were no shares issued to related-parties.

Third-party financing

For the year ended December 31, 2025, the Company issued 22,523,333 shares of common stock for $696,000.

For the year ended December 31, 2025, there was a funding of a promissory note in the amount of $5,000.

Impact of Inflation

While we are subject to general inflationary trends, including for basic manufacturing production materials, our management believes that inflation in and of itself does not have a material effect on our operating results. However, inflation may become a factor in the future. The economics of GTL conversion rely in part on the arbitrage between oil and natural gas prices, with economic models for many producers, including our own models, using a range of $30-90/bbl (for WTI or Brent Crude as listed daily on the Nymex and ICE commodities exchanges) to determine relative profitability of their GTL operations. While the COVID-19 virus may run its human course in the near term, we believe (as many others in the U.S. government and media believe), that the economic impacts will be long lasting and for all practical matters, remain largely unknown at this time.

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

Significant estimates during the nine months ended September 30, 2026 and 2025, respectively, include valuation of stock-based compensation, uncertain tax positions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At September 30, 2026 and December 31, 2025, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At September 30, 2026 and December 31, 2025, respectively, the Company did not have any cash in excess of the insured FDIC limit.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2026 and December 31, 2025, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the nine months ended September 30, 2026 and 2025, respectively.

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

The Company incurred research and development expenses of $132,735 and $825,789 for the nine months ended September 30, 2025 and 2024, respectively.

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

At September 30, 2026 and 2025, respectively, the Company had the following common stock equivalents outstanding, which are potentially dilutive equity securities:

	September 30, 2026	September 30, 2025
Convertible debt	-	4,720,900

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

During the period ended September 230, 2026, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and controls of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that, as of September 30, 2026, our internal controls over financial reporting were ineffective.

Also, based on the evaluation described in the prior paragraph, management has concluded that, as of September 30, 2025, our Disclosure Controls and Procedures were ineffective.

We have identified at least the following deficiencies, which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2026:

1.	We have inadequate segregation of duties within our cash disbursement control design.

2.	During the quarter ended September 30, 2026, we internally performed all aspects of our financial reporting process including, but not limited to, the underlying accounting records and record journal entries and internally maintained responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same person, a lack of independent review process was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

3.	We do not have a sufficient number of independent or qualified directors for our Board of Directors and a qualified Audit Committee. We currently have only two (2) independent directors on our board, which is fully comprised of five directors, and accordingly we do not yet have a functioning audit committee, as the only otherwise qualified director is not independent. Further, as a publicly traded company, we should strive to have a majority of our board of directors be independent.

For the period ending September 30, 2026, Greenway internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and record journal entries and responsibility for the preparation of the financial statement due to the fact these duties were performed often times by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 30, 2025, this dispute was fully resolved on the following terms: (1) Greenway to issue Ric Halden 2,000,000 shares of restricted stock in Greenway by November 6, 2025 (representing a value of $80,000 at a price of $.04 per share); (2) Greenway to make a payment to Plaintiffs in the amount of $50,000 by March 1, 2026; (3) Greenway to pay $900,000 in twelve (12) monthly installments beginning on August 1, 2026. Greenway’s payment obligations will be secured by an Agreed Judgment in the amount of $1,250,000 that will held in trust by Plaintiff’s counsel and only filed with a court in the event of a non-cured default by Greenway. In exchange for these obligations, the lawsuit will be dismissed and Plaintiffs will execute a release of all claims against Greenway that could have been brought in the litigation. This includes the withdrawal of the summary judgement granted to Tunstall Canyon by the court on July 9, 2025 in the amount of $335,234 plus pre-judgement interest at a rate of 18% per year from January 1, 2025. Further, Plaintiff, Randy Moseley, relinquished his claims against the Company. The Company reflected a liability to Randy Moseley in the amount of $714,663 as of September 30, 2025.

The Company continues to negotiate with Ric Halden regarding the Agreed Judgement in the amount of $1,250,000. If this judgement is exercised, the Company will incur additional legal settlement expenses of $300,000. The Company continues to negotiate with Ric Halden requesting him to waive the settlement agreement obligation altogether. Based on the fact that he has not elected to exercise the judgement and settlement discussions are ongoing, there is no certainty that the additional $300,000 wlll ever be paid and there exists the possibility that the $950,000 will not be paid. Based on the current negotiations with the Plaintiff, we believe that the recorded $950,000 should remain as a liability of the Company. We also believe, that, based on the ongoing negotiations with the Plaintiff, the additional $300,000 should not currently be recorded as a liability. That could change if negotiations do not proceed positively and the Plaintiff exercises his rights under the Agreed Judgement. If that occurs, the Company would record an additional liability in the amount of $300,000,

The Company is subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously.

Item 1A. Risk Factors.

Information regarding risk factors appears in the Form 10-K Part I, Item 1A, Risk Factors. There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2026, the Company issued 6,000,000 shares of Rule 144 restricted Common Stock, par value $0.0001 per share pursuant to a private placement sale to one accredited investor, for $60,000 ($.01/share). The Company issued 2,510,000 shares of Rule 144 Common Stock during the quarter ended September 30, 2026. 2,500,000 shares were issued to the Company’s Chief Executive Officer as a sign-on bonus and were valued at $67,500 ($.027/share). Another 10,000 shares were issued as an equity feature associated with the issuance of a promissory note and were valued at $340 ($.034/share)

Our unregistered securities were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506(3) of Regulation D promulgated under the Securities Act. Each investor took his/her securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our securities. Our securities were sold only to accredited investors and current shareholders as defined in the Securities Act with whom we had a direct personal, preexisting relationship, and after a thorough discussion. Each certificate contained a restrictive legend as required by the Securities Act. Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

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

September 30, 2026

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

On September 26, 2019, the Company entered into a Settlement Agreement with Southwest Capital Funding Ltd., as part of the consideration for an agreed stipulated judgment, we agreed to provide Southwest a Promissory Note in the amount of $525,000, providing for a three-year term, at 7.7% simple interest only, payable semi-annually, with interest due calculated on a 365-day year, default interest at 18%, with the principal amount due at maturity. Since the note was issued, two semiannual payments of interest have been paid. The Company was in default of its semiannual interest payment due on February 15, 2021. In May 2021, the Company made the semi-annual interest payment (including late fees) and cured the default. However, the Company again failed to make the required payments and at September 30, 2026 and the loan remains in default.

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

Date: November 13, 2026.

	By	/s/ Doug Cogan
Doug Cogan, Chief Executive Officer

	By	/s/ Ransom Jones
Ransom Jones, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

